Form 10-K
period 2001-12-31
CLEVELAND ELECTRIC ILLUMINATING CO; TOLEDO EDISON CO; PENNSYLVANIA POWER CO; OHIO EDISON CO; FIRSTENERGY CORP; PENNSYLVANIA ELECTRIC CO; METROPOLITAN EDISON CO; JERSEY CENTRAL POWER & LIGHT CO
filed 2002-04-01
CIK 20947, 352049, 77278, 73960, 1031296, 77227, 65350, 53456

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                                   (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ---------------- to--------------

Commission       Registrant; State of Incorporation;       I.R.S. Employer
File Number         Address; and Telephone Number          Identification No.
-----------         -----------------------------          ------------------

333-21011       FIRSTENERGY CORP.                              34-1843785
                (An Ohio Corporation)
                76 South Main Street
                Akron, OH  44308
                Telephone (800)736-3402

1-2578          OHIO EDISON COMPANY                            34-0437786
                (An Ohio Corporation)
                c/o FirstEnergy Corp.
                76 South Main Street
                Akron, OH  44308
                Telephone (800)736-3402

1-2323          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY    34-0150020
                (An Ohio Corporation)
                c/o FirstEnergy Corp.
                76 South Main Street
                Akron, OH  44308
                Telephone (800)736-3402

1-3583          THE TOLEDO EDISON COMPANY                      34-4375005
                (An Ohio Corporation)
                c/o FirstEnergy Corp.
                76 South Main Street
                Akron, OH  44308
                Telephone (800)736-3402

1-3491          PENNSYLVANIA POWER COMPANY                     25-0718810
                (A Pennsylvania Corporation)
                c/o FirstEnergy Corp.
                76 South Main Street
                Akron, OH 44308
                Telephone (800)736-3402

1-3141          JERSEY CENTRAL POWER & LIGHT COMPANY           21-0485010
                (A New Jersey Corporation)
                c/o FirstEnergy Corp.
                76 South Main Street
                Akron, OH  44308
                Telephone (800)736-3402

1-446           METROPOLITAN EDISON COMPANY                    23-0870160
                (A Pennsylvania Corporation)
                c/o FirstEnergy Corp.
                76 South Main Street
                Akron, OH  44308
                Telephone (800)736-3402

1-3522          PENNSYLVANIA ELECTRIC COMPANY                  25-0718085
                (A Pennsylvania Corporation)
                c/o FirstEnergy Corp.
                76 South Main Street
                Akron, OH  44308
                Telephone (800)736-3402

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None


           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
(X)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( )

           State the aggregate market value of the voting stock held by non-affiliates of the registrant: $10,875,494,020 as of February 28, 2002. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                                OUTSTANDING
                  CLASS                                     As of MARCH 29, 2002
                  -----                                     --------------------

  FirstEnergy Corp., $.10 par value                             297,636,276
  Ohio Edison Company, no par value                                     100
  The Cleveland Electric Illuminating Company, no par value      79,590,689
  The Toledo Edison Company, $5 par value                        39,133,887
  Pennsylvania Power Company, $30 par value                       6,290,000
  Jersey Central Power & Light Company, $10 par value            15,371,270
  Metropolitan Edison Company, no par value                         859,500
  Pennsylvania Electric Company, $20 par value                    5,290,596

FirstEnergy Corp. is the sole holder of Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company, and Pennsylvania Electric Company common stock; Ohio Edison Company is the sole holder of Pennsylvania Power Company common stock.


Documents incorporated by reference (to the extent indicated herein):

                                                   PART OF FORM 10-K INTO WHICH
              DOCUMENT                               DOCUMENT IS INCORPORTED
              --------                               -----------------------

FirstEnergy Corp. Annual Report to Stockholders
for the fiscal year ended December 31, 2001
(Pages 16-55)                                                  Part II

Proxy Statement for 2002 Annual Meeting of
Stockholders to be held May 21, 2002                           Part III

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:




                                                         Name of Each Exchange
 Registrant                Title of Each Class            on Which Registered
------------------  ---------------------------------  ------------------------
FirstEnergy Corp.    Common Stock, $.10 par value       New York Stock Exchange

Ohio Edison Company  Cumulative Preferred Stock, $100
                     par value
                        3.90% Series                    All series registered on
                        4.40% Series                    New York Stock Exchange
                        4.44% Series                    and Chicago Stock
                        4.56% Series                    Exchange

                     Cumulative Preferred Stock, $25
                     par value
                        7.75% Series                    Registered on New York
                                                        Stock Exchange and
                                                        Chicago Stock Exchange

The Cleveland Elec-  Cumulative Serial Preferred Stock,
tric Illuminating    without par value:
Company                 $7.40 Series A                  All series registered on
                        $7.56 Series B                  New York Stock Exchange
                        Adjustable Rate, Series L

The Toledo Edison    Cumulative Preferred Stock,
Company              par value $100 per share:          Registered on American
                        4-1/4% Series                   Stock Exchange

                     Cumulative Preferred Stock, par
                     value $25 per share:
                        $2.365 Series                   All series registered on
                        Adjustable Rate, Series A       New York Stock Exchange
                        Adjustable Rate, Series B


                     First Mortgage Bonds:              Registered on New York
                        8% Series due 2003              Stock Exchange


Pennsylvania Power   Cumulative Preferred Stock, $100
Company              par value:
                        4.24% Series                    All series registered on
                        4.25% Series                    Philadelphia Stock
                        4.64% Series                    Exchange, Inc.

Jersey Central Power Cumulative Preferred Stock,        New York Stock Exchange
& Light Company      without par value
                        4% Series


           This combined Form 10-K is separately filed by FirstEnergy Corp., Ohio Edison Company, Pennsylvania Power Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company, and Pennsylvania Electric Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant, except that information relating to any of the seven FirstEnergy subsidiary registrants is also attributed to FirstEnergy.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Part I

    Item  1.  Business....................................................   1
                The Company...............................................   1
                Merger....................................................   2
                Divestitures-
                  International Operations................................   2
                  Generating Assets.......................................   3
                Utility Regulation........................................   3
                  PUCO Rate Matters.......................................   3
                  NJBPU Rate Matters......................................   4
                  PPUC Rate Matters.......................................   4
                  FERC Rate Matters.......................................   5
                  Regulatory Accounting...................................   6
                Capital Requirements......................................   6
                Met-Ed Capital Trust and Penelec Capital Trust............   8
                Nuclear Regulation........................................   8
                Nuclear Insurance.........................................   9
                Environmental Matters.....................................  10
                  Air Regulation..........................................  10
                  Water Regulation........................................  11
                  Waste Disposal..........................................  11
                  Summary.................................................  11
                Fuel Supply...............................................  11
                System Capacity and Reserves..............................  12
                Regional Reliability......................................  13
                Competition...............................................  13
                Research and Development..................................  13
                Executive Officers........................................  14

    Item  2.  Properties..................................................  15

    Item  3.  Legal Proceedings...........................................  16

    Item  4.  Submission of Matters to a Vote of Security Holders.........  16

Part II

    Item  5.  Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................  16

    Item  6.  Selected Financial Data.....................................  16

    Item  7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................  16

    Item  8.  Financial Statements and Supplementary Data.................  16

    Item  9.  Changes In and Disagreements with Accountants
              on Accounting and Financial Disclosure......................  17

Part III

    Item 10.  Directors and Executive Officers of the Registrant..........  17

    Item 11.  Executive Compensation......................................  17

    Item 12.  Security Ownership of Certain Beneficial Owners
              and Management..............................................  17

    Item 13.  Certain Relationships and Related Transactions..............  17

Part IV

    Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.................................................  17

                                     PART 1

ITEM 1. BUSINESS

The Company

           FirstEnergy Corp. was organized under the laws of the State of Ohio in 1996. On November 7, 2001, FirstEnergy merged with GPU, Inc., a Pennsylvania corporation, with FirstEnergy being the surviving company. FirstEnergy's application to the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (1935 Act) to acquire all of the outstanding shares of GPU's common stock and to become a registered holding company under the 1935 Act, was approved on October 29, 2001. FirstEnergy's principal business is the holding, directly or indirectly, of all of the outstanding common stock of its principal electric utility operating subsidiaries, Ohio Edison Company
(OE), The Cleveland Electric Illuminating Company (CEI), Pennsylvania Power Company (Penn), The Toledo Edison Company (TE), American Transmission Systems, Incorporated (ATSI), Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). These utility subsidiaries are referred to throughout as "Companies." FirstEnergy's consolidated revenues are primarily derived from electric service provided by its utility operating subsidiaries and the revenues of its other principal subsidiaries: FirstEnergy Solutions Corp. (FES); FirstEnergy Facilities Services Group, LLC (FEFSG); MYR Group Inc. (MYR); MARBEL Energy Corporation (MARBEL); GPU Capital, Inc.; and GPU Power, Inc. In addition, FirstEnergy holds all of the outstanding common stock of other direct subsidiaries including: FirstEnergy Properties, Inc., FirstEnergy Ventures Corp., FirstEnergy Nuclear Operating Company (FENOC), FirstEnergy Securities Transfer Company, GPU Diversified Holdings, LLC, GPU Telecom Services, Inc., GPU Nuclear, Inc.; FirstEnergy Service Company (FECO); GPU Service, Inc. (GPUS); and GPU Advanced Resources, Inc.

           The Companies' combined service areas encompass approximately 37,200 square miles in Ohio, New Jersey and Pennsylvania. The areas they serve have a combined population of approximately 11.0 million.

           OE was organized under the laws of the State of Ohio in 1930 and owns property and does business as an electric public utility in that state. OE also has ownership interests in certain generating facilities located in the Commonwealth of Pennsylvania. OE engages in the generation, distribution and sale of electric energy to communities in a 7,500 square mile area of central and northeastern Ohio. OE also engages in the sale, purchase and interchange of electric energy with other electric companies. The area it serves has a population of approximately 2.7 million.

           OE owns all of the outstanding common stock of Penn. Penn was organized under the laws of the Commonwealth of Pennsylvania in 1930 and owns property and does business as an electric public utility in that state. Penn is also authorized to do business and owns property in the State of Ohio. Penn furnishes electric service to communities in a 1,500 square mile area of western Pennsylvania. The area served by Penn has a population of approximately 0.3 million.

           CEI was organized under the laws of the State of Ohio in 1892 and does business as an electric public utility in that state. CEI engages in the generation, distribution and sale of electric energy in an area of approximately 1,700 square miles in northeastern Ohio. It also has ownership interests in certain generating facilities in Pennsylvania. CEI also engages in the sale, purchase and interchange of electric energy with other electric companies. The area CEI serves has a population of approximately 1.9 million.

           TE was organized under the laws of the State of Ohio in 1901 and does business as an electric public utility in that state. TE engages in the generation, distribution and sale of electric energy in an area of approximately 2,500 square miles in northwestern Ohio. It also has interests in certain generating facilities in Pennsylvania. TE also engages in the sale, purchase and interchange of electric energy with other electric companies. The area TE serves has a population of approximately 0.8 million.

           JCP&L was organized under the laws of the State of New Jersey in 1925 and owns property and does business as an electric public utility in that state. JCP&L provides retail electric energy services in northern, western and east central New Jersey. The area it serves has a population of approximately 2.7 million.

           Met-Ed was organized under the laws of the Commonwealth of Pennsylvania in 1922 and owns property and does business as an electric public utility in that state. Met-Ed provides retail electric energy services in eastern and south central Pennsylvania. The area it serves has a population of approximately 1.3 million.

           Penelec was organized under the laws of the Commonwealth of Pennsylvania in 1919 and owns property and does business as an electric public utility in that state. Penelec provides retail and wholesale electric energy services in western, northern and south central Pennsylvania. The area it serves has a population of approximately 1.6 million. Penelec, as lessee of the property of its subsidiary, The Waverly Electric Light & Power Company, also serves a population of about 13,400 in Waverly, New York and vicinity.

           FES was organized under the laws of the State of Ohio in 1997 and provides energy-related products and services, and through its FirstEnergy Generation Corp. (FGCO) subsidiary, operates FirstEnergy's nonnuclear generation businesses. FEFSG is the parent company of eleven direct subsidiaries that are heating, ventilating, air conditioning and energy management companies; MYR is a utility infrastructure construction service company. MARBEL is a natural gas pipeline company whose subsidiaries include MARBEL HoldCo, Inc. a holding company having a 50% ownership interest in Great Lakes Energy Partners, LLC, an oil and natural gas exploration and production venture, and Northeast Ohio Natural Gas Corp., a public utility that provides gas distribution and transportation services. GPU Capital owns and operates electric distribution systems in foreign countries (see "Merger") and GPU Power owns and operates generation facilities in foreign countries. FECO and GPUS provide legal, financial and other corporate support services to affiliated FirstEnergy companies.

Merger

           On November 7, 2001, the merger of FirstEnergy and GPU became effective pursuant to the Agreement and Plan of Merger, dated August 8, 2000 (Merger Agreement). As a result of the merger, GPU's former wholly owned subsidiaries, including JCP&L, Met-Ed and Penelec (collectively, the "Former GPU Companies"), became wholly owned subsidiaries of FirstEnergy.

           Under the terms of the Merger Agreement, GPU shareholders received the equivalent of $36.50 for each share of GPU common stock they owned, payable in cash and/or FirstEnergy common stock. GPU shareholders receiving FirstEnergy shares received 1.2318 shares of FirstEnergy common stock for each share of GPU common stock that they exchanged. The elections by GPU shareholders were subject to proration since the total elections received would have resulted in more than one-half of the GPU common stock being exchanged for FirstEnergy shares. FirstEnergy borrowed the funds for the cash portion of the merger consideration, approximately $2.2 billion, through a credit agreement dated as of October 2, 2001 from a group of banks led by Barclay's Bank Plc, as administrative agent; the borrowings were refinanced with long-term debt on November 15, 2001. FirstEnergy issued nearly 73.7 million shares of its common stock to GPU shareholders for the share portion of the transaction consideration.

           The merger was accounted for by the purchase method of accounting and, accordingly, the Consolidated Statements of Income include the results of the Former GPU Companies beginning November 7, 2001. The assets acquired and liabilities assumed were recorded at estimated fair values as determined by FirstEnergy's management based on information currently available and on current assumptions as to future operations. The merger purchase accounting adjustments, which were recorded in the records of GPU's direct subsidiaries, primarily consisted of: (1) revaluation of GPU's international operations to fair value;
(2) revaluation of property, plant and equipment; (3) adjusting preferred stock subject to mandatory redemption and long-term debt to estimated fair value; (4) recognizing additional obligations related to retirement benefits; and (5) recognizing estimated severance and other compensation liabilities. Assets and liabilities remaining subject to rate regulation on a historical cost basis were not adjusted.

Divestitures

     International Operations

           Prior to consummation of the GPU merger, FirstEnergy identified certain GPU international operations for divestiture within twelve months of the merger date. These operations constitute individual "lines of business" as defined in Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" with physically and operationally separable activities. Application of Emerging Issues Task Force Issue No. 87-11, "Allocation of Purchase Price to Assets to Be Sold," required that expected, pre-sale cash flows, including incremental interest expense on related acquisition debt, of these operations be considered part of the purchase price allocation. Accordingly, subsequent to the merger date, results of operations and incremental interest costs that are related to these international subsidiaries have not been included in FirstEnergy's Consolidated Statement of Income. Additionally, assets and liabilities of these international operations have been segregated under separate captions on the Consolidated Balance Sheet - "Assets Pending Sale" and "Liabilities Related to Assets Pending Sale." The entities identified for divestiture prior to the merger date are discussed below.

           In December 2001, FirstEnergy divested its Australian gas transmission companies through an initial public offering of GasNet's common stock. The IPO provided net proceeds of $125 million to FirstEnergy and immediately removed from FirstEnergy's consolidated debt $290 million of GasNet-related debt.

           On March 15, 2002, FirstEnergy finalized the terms of a previously announced agreement through which Aquila, Inc. (formerly UtiliCorp United) will acquire a 79.9 percent interest in FirstEnergy's wholly owned Avon Energy Partners Holdings subsidiary, the holding company for Midlands Electricity plc, for a purchase price of $264 million. As a result of this transaction, Avon's debt of approximately $1.7 billion, which is non-recourse to FirstEnergy, would no longer be included on FirstEnergy's consolidated balance sheet. The transaction is subject to the receipt of all applicable regulatory approvals.

           GPU's former Argentina operations, including GPU Empresa Distribuidora Electrica Regional S.A., were identified by FirstEnergy for divestiture within twelve months of the merger. FirstEnergy is actively pursuing the sale of these operations. Other international companies are being considered for sale; however, as of the merger date those sales were not judged to be probable of occurring within twelve months.

         Generating Assets

           On November 29, 2001, FirstEnergy reached an agreement to sell four coal-fired power plants (with an aggregate net book value of $539 million as of December 31, 2001) totaling 2,535 megawatts (MW) to NRG Energy Inc. for $1.5 billion ($1.355 billion in cash and $145 million in debt assumption). The net, after-tax gain from the sale, based on the difference between the sale price of the plants and their market price used in our Ohio restructuring transition plan, will be credited to customers by reducing the transition cost recovery period. FirstEnergy also entered into a power purchase agreement (PPA) with NRG. Under the terms of the PPA, NRG is obligated to sell up to 10.5 billion kilowatt-hours of electricity annually, similar to the average annual output of the plants, through 2005. The sale is expected to close in mid-2002.

Utility Regulation

           As a registered public utility holding company, FirstEnergy is subject to regulation by the SEC under the 1935 Act. The SEC has determined that the electric facilities of the FirstEnergy Companies constitute a single integrated public utility system under the standards of the 1935 Act. The 1935 Act regulates FirstEnergy with respect to accounting, the issuance of securities, the acquisition and sale of utility assets, securities or any other interest in any business, and entering into, and performance of, service, sales and construction contracts among its subsidiaries, and certain other matters. The 1935 Act also limits the extent to which FirstEnergy may engage in nonutility businesses or acquire additional utility businesses. Each of the FirstEnergy Companies' retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the state in which each operates - in Ohio by the Public Utilities Commission of Ohio (PUCO), in New Jersey by the New Jersey Board of Public Utilities (NJBPU) and in Pennsylvania by the Pennsylvania Public Utility Commission (PPUC). With respect to their wholesale and interstate electric operations and rates, FirstEnergy Companies are subject to regulation, including regulation of their accounting policies and practices, by the Federal Energy Regulatory Commission (FERC). Under Ohio law, municipalities may regulate rates, subject to appeal to the PUCO if not acceptable to the utility.

         PUCO Rate Matters

           Ohio's 1999 electric utility restructuring law allowed Ohio electric customers to select their generation suppliers beginning January 1, 2001, provided for a five percent reduction on the generation portion of residential customers' bills and the opportunity for utilities to recover transition costs, including regulatory assets. Under this law, the PUCO approved FirstEnergy's transition plan in 2000 as modified by a settlement agreement with major parties to the transition plan, which it filed on behalf of OE, CEI and TE (Ohio Companies). The settlement agreement included approval for recovery of the amounts of transition costs filed in the transition plan through no later than 2006 for OE, mid-2007 for TE and 2008 for CEI, except where a longer period of recovery is provided for in the settlement agreement. The settlement also granted preferred access over FirstEnergy's subsidiaries to nonaffiliated marketers, brokers and aggregators to 1,120 MW of generation capacity through 2005 at established prices for sales to the Ohio Companies' retail customers. The Ohio Companies' base electric rates for distribution service under their prior respective regulatory plans were extended from December 31, 2005 to December 31, 2007. The transition rate credits for customers under their prior regulatory plans were also extended through the Ohio Companies' respective transition cost recovery periods.

           The transition plan itemized, or unbundled, the current price of electricity into its component elements -- including generation, transmission, distribution and transition charges. As required by the PUCO's rules, FirstEnergy's transition plan also resulted in the corporate separation of its regulated and unregulated operations, operational and technical support changes needed to accommodate customer choice, an education program to inform customers of their options under the law, and planned changes in how FirstEnergy's transmission system will be operated to ensure access to all users. Customer prices are frozen through a five-year market development period (2001-2005), except for certain limited statutory exceptions including a 5% reduction in the price of generation for residential customers.

           FirstEnergy's Ohio customers choosing alternative suppliers receive an additional incentive applied to the shopping credit (generation component) of 45% for residential customers, 30% for commercial customers and 15% for industrial customers. The amount of the incentive serves to reduce the amortization of transition costs during the market development period and will be recovered through the extension of the transition cost recovery periods. If the customer shopping goals established in the agreement are not achieved by the end of 2005, the transition cost recovery periods could be shortened for OE, CEI and TE to reduce recovery by as much as $500 million (OE-$250 million, CEI-$170 million and TE-$80 million), but any such adjustment would be computed on a class-by-class and pro-rata basis. Based on annualized shopping levels as of December 31, 2001, FirstEnergy believes the maximum potential recovery reductions are approximately $174 million (OE - $87 million, CEI - $52 million and TE - $35 million).

         NJBPU Rate Matters

           In March 2001, the NJBPU issued a Final Decision and Order (Final Order) with respect to JCP&L's rate unbundling, stranded cost and restructuring filings, which superseded its 1999 Summary Order. The Final Order confirms rate reductions set forth in the Summary Order, which remain in effect at increasing levels through July 2003 with rates after July 31, 2003 to be determined in a rate case commencing in 2002. The Final Order also includes the right of customers to select their generation suppliers effective August 1, 1999, and includes the deregulation of electric generation service. The Final Order confirms the establishment of a non-bypassable societal benefits charge to recover costs which include nuclear plant decommissioning and manufactured gas plant remediation, as well as a non-bypassable market transition charge (MTC) primarily to recover stranded costs. However, the NJBPU deferred making a final determination of the net proceeds and stranded costs related to prior generating asset divestitures until JCP&L's request for an Internal Revenue Service (IRS) ruling regarding the treatment of associated federal income tax benefits is acted upon. Should the IRS ruling support the return of the tax benefits to ratepayers, JCP&L would need to record a corresponding charge to income of approximately $25 million; there would be no effect to FirstEnergy's net income as the contingency existed prior to the merger.

          JCP&L has an obligation to provide basic generation service (BGS), that is, it must act as provider of last resort (PLR) to non-shopping customers as a result of the NJBPU's restructuring plans. JCP&L obtains its supply of electricity to meet its BGS obligation to non-shopping customers almost entirely from contracted and open market purchases. JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers and costs incurred under nonutility generation (NUG) agreements exceed amounts collected through BGS and MTC rates. As of December 31, 2001, the accumulated deferred cost balance totaled approximately $300 million, after giving effect to the reduction discussed below. The Final Order provided for the ability to securitize stranded costs associated with the divested Oyster Creek Nuclear Generation Station. In February 2002, JCP&L received NJBPU authorization to issue $320 million of transition bonds to securitize the recovery of these costs. The NJBPU order also provides for a usage-based non-bypassable transition bond charge and for the transfer of the bondable transition property to another entity. JCP&L plans to sell transition bonds in the second quarter of 2002 which will be recognized on the Consolidated Balance Sheet. The Final Order also allows for additional securitization of JCP&L's deferred balance to the extent permitted by law upon application by JCP&L and a determination by the NJBPU that the conditions of the New Jersey restructuring legislation are met. There can be no assurance as to the extent, if any, that the NJBPU will permit such securitization.

          In June 2001, the four incumbent New Jersey electric distribution companies, including JCP&L, filed a joint proposal seeking NJBPU approval of a competitive bidding process to procure supply for the provision of BGS from August 1, 2002 through July 31, 2003. In December 2001, the NJBPU authorized the auctioning of BGS to meet the electric demands of all customers who have not selected an alternative supplier. BGS for all four companies, for August 1, 2002 through July 31, 2003, was simultaneously put out for bid. The auction, which ended on February 13, 2002 and was approved by the NJBPU on February 15, 2002, removed JCP&L's BGS obligation of 5,100 MW for the period August 1, 2002 through July 31, 2003. The auction provides a transitional mechanism and a different model for the procurement of BGS commencing August 1, 2003 may be adopted.

          On September 26, 2001, the NJBPU approved the merger between FirstEnergy and GPU (see "Merger") subject to the terms and conditions set forth in a Stipulation of Settlement which had been signed by the major parties in the merger discussions. Under this Stipulation of Settlement, FirstEnergy agreed to reduce JCP&L's regulatory assets by $300 million, in order to ensure that customers receive the benefit of future merger savings. JCP&L wrote off $300 million of its deferred costs upon receipt on October 29, 2001 of the final regulatory approval for the merger.

         PPUC Rate Matters

           In December 1996, Pennsylvania enacted "The Electricity Generation Customer Choice and Competition Act," which permitted customers, including Penn's, Met-Ed's and Penelec's customers, to choose their electric generation supplier, while transmission and distribution services will continue to be supplied by their current providers. The PPUC authorized 1998 rate restructuring plans for Penn, Met-Ed and Penelec, which essentially resulted in the deregulation of their respective generation businesses. Met-Ed and Penelec subsequently divested substantially all of their generating assets.

           The phase in of customer choice was completed on January 1, 2001. Under their respective plans, Penn, Met-Ed and Penelec continue to deliver power to homes and businesses through their distribution systems, which remain regulated by the PPUC. Their rates have been restructured to establish separate charges for transmission and distribution; generation, which is subject to competition, and stranded cost recovery. In the event customers obtain power from an alternative source, the generation portion of their rates will be excluded from their bills and the customers will receive a generation charge from the alternative supplier. The stranded cost recovery portion of rates provides for recovery of certain amounts not otherwise considered recoverable in a competitive generation market, including regulatory assets. Penn is entitled to recover $236 million of stranded costs through a competitive transition charge (CTC) that started in 1999 and ends in 2006.

           In 2000, the PPUC disallowed a portion of the requested additional stranded costs above those amounts granted in Met-Ed's and Penelec's 1998 rate restructuring plan orders. The PPUC required Met-Ed and Penelec to seek an IRS ruling regarding the return of certain unamortized investment tax credits and excess deferred income tax benefits to ratepayers. Similar to JCP&L's situation, if the IRS ruling ultimately supports returning these tax benefits to ratepayers, Met-Ed and Penelec would then reduce stranded costs by $12 million and $25 million, respectively, plus interest and record a corresponding charge to income; similar to JCP&L, there would be no effect to FirstEnergy's net income.

           As a result of their generating asset divestitures, Met-Ed and Penelec obtain their supply of electricity to meet their PLR obligations almost entirely from contracted and open market purchases. During 2000, their purchased power costs substantially exceeded the amounts they could recover under their capped generation rates which are in effect for varying periods, pursuant to their 1998 rate restructuring plans. In November 2000, Met-Ed and Penelec filed a petition with the PPUC seeking permission to defer for future recovery their energy costs in excess of amounts reflected in their capped generation rates. In January 2001, the PPUC consolidated this petition with the FirstEnergy/GPU merger proceeding (see "Merger") for consideration and resolution in accordance with the merger procedural schedule.

          In June 2001, Met-Ed, Penelec and FirstEnergy entered into a Settlement Stipulation with all of the major parties in the combined merger and rate relief proceedings, that, in addition to resolving certain issues concerning the PPUC's approval of the FirstEnergy/GPU merger, also addressed Met-Ed's and Penelec's request for PLR rate relief. On June 20, 2001, the PPUC entered orders approving the Settlement Stipulation, which approved the merger and provided Met-Ed and Penelec PLR rate relief. Met-Ed and Penelec were permitted to defer for future recovery the difference between their actual energy costs and those reflected in their capped generation rates, retroactive to January 1, 2001. Deferral accounting will continue for such cost differences through December 31, 2005. Should energy costs incurred by Met-Ed and Penelec during that period be below their respective capped generation rates, the difference would be used to reduce their recoverable deferred costs. Met-Ed's and Penelec's PLR obligations have been extended through December 31, 2010. Met-Ed's and Penelec's CTC revenues will be applied first to PLR costs, then to non-NUG stranded costs and finally to NUG stranded costs through December 31, 2010. Met-Ed and Penelec would be permitted to recover any remaining stranded costs through a continuation of the CTC after December 31, 2010; however, such recovery would extend to no later than December 31, 2015. Any amounts not expected to be recovered by December 31, 2015 would be written off at the time such nonrecovery becomes probable.

           Several parties had filed Petitions for Review with the Commonwealth Court of Pennsylvania regarding the PPUC's order that approved a settlement of the FirstEnergy/GPU merger case and granted certain relief to Met-Ed and Penelec concerning their PLR obligations to retail customers. On February 21, 2002, the Court affirmed the PPUC decision regarding the FirstEnergy/GPU merger, remanding the decision to the PPUC only with respect to the issue of merger savings. The Court reversed the PPUC's decision regarding the PLR obligations of Met-Ed and Penelec, and rejected those parts of the settlement that permitted the companies to defer for accounting purposes the difference between their wholesale power costs and the amount that they collect from retail customers. FirstEnergy filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court on March 25, 2002, asking it to review the Commonwealth Court decision. FirstEnergy is unable to predict the outcome of these matters.

         FERC Rate Matters

           The Companies provide wholesale power and transmission service subject to the jurisdiction of the FERC.

           On November 9, 2000, FirstEnergy and GPU filed an application for approval of their merger under Section 203 of the Federal Power Act. The FERC approved the merger on March 15, 2001. Following the FirstEnergy/GPU merger the transmission facilities of JCP&L, Met-Ed and Penelec continue to be operated by PJM Interconnection, Inc. PJM was approved by the FERC as a regional transmission organization (RTO) on July 12, 2001. Transmission service over the facilities of FirstEnergy's PJM operating companies is provided under the PJM Open Access Tariff.

           ATSI, which owns and operates FirstEnergy's transmission facilities within the Ohio Companies' and Penn's service areas, proposed to transfer its transmission facilities in the East Central Area Reliability Agreement (ECAR) area to the Alliance RTO. ATSI, along with other members of the Alliance Companies (Ameren Services Company, American Electric Power Service Corporation
(AEP), Consumers Energy Company, The Dayton Power and Light Company (DPL), Exelon Corporation, Illinois Power Company, Northern Indiana Public Service Company and Virginia Electric and Power Company) made a series of filings during 2001, and received conditional approval from the FERC to act as an RTO on May 8, 2001. Operations were projected to begin in March 2002.

           On December 20, 2001, the FERC issued an order that reversed prior findings that the Alliance RTO had adequate scope and concluded that there should be only one RTO in the Midwest. While favoring the Midwest ISO as the preferred platform for a single RTO in the Midwest, the FERC stated that it was confident that the Alliance business plan for an independent transmission company could be successfully accommodated within the Midwest ISO. As directed by the FERC, the Alliance Companies are in negotiations with the Midwest ISO, as well as PJM, to develop an arrangement for the Alliance business organization to operate under an RTO umbrella. A revised date for operation of ATSI's transmission assets in an RTO has not been determined.

         Regulatory Accounting

           All of the Companies' regulatory assets (deferred costs) are expected to continue to be recovered under provisions of the Ohio transition plan and the respective Pennsylvania and New Jersey regulatory plans. Under prior regulatory plans, the PUCO had authorized OE to recognize additional capital recovery related to its generating assets (which was reflected as additional depreciation expense) and additional amortization of regulatory assets of at least $2 billion, and the PPUC had authorized Penn to accelerate at least $358 million, more than the amounts that would have been recognized if the prior regulatory plans were not in effect. These additional amounts were being recovered through rates. Under OE's prior regulatory plan, which was terminated at the end of 2000, and Penn's rate restructuring plan, OE's and Penn's cumulative additional capital recovery and regulatory asset amortization amounted to $1.424 billion.

           The application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), was discontinued in 1997 with respect to CEI's and TE's nuclear operations; in 1998 with respect to Penn's, Met-Ed's and Penelec's generation operations; in 1999 with respect to JCP&L's generation operations; and in 2000 with respect to OE's generation business and the nonnuclear generation businesses of CEI and TE. JCP&L, Met-Ed and Penelec subsequently divested substantially all of their generating assets. The SEC issued interpretive guidance regarding asset impairment measurement, concluding that any supplemental regulated cash flows such as a CTC should be excluded from the cash flows of assets in a portion of the business not subject to regulatory accounting practices. If those assets are impaired, a regulatory asset should be established if the costs are recoverable through regulatory cash flows. Consistent with the SEC guidance, $1.6 billion of impaired plant investments ($1.2 billion, $304 million and $53 million for OE, CEI and TE, respectively) were recognized as regulatory assets recoverable as transition costs through future regulatory cash flows.

Capital Requirements

           Capital expenditures for the FirstEnergy Companies for the years 2001 through 2006, excluding nuclear fuel, are shown in the following table. Such costs include expenditures for the betterment of existing facilities and for the construction of generating capacity, facilities for environmental compliance, transmission lines, distribution lines, substations and other additions. See "Environmental Matters" below with regard to possible environment-related expenditures not included in the forecast.

                        2001         2002-2006 Capital Expenditures Forecast
                                    ------------------------------------------
                       Actual         2002          2003-2006           Total
                       ------         ----          ---------           -----
                                                  (In millions)
  OE.................   $ 62         $ 92           $  241            $  333
  Penn...............     31           36              141               177
  CEI................     70          121              271               392
  TE.................     44           72              156               228
  JCP&L..............     32*         144              428               572
  Met-Ed.............      9*          66              257               323
  Penelec............     15*          72              303               375
  ATSI...............     27           14               98               112
  FES................    305          130              320               450
  Other subsidiaries      78          103              286               389
                        ----         ----           ------            ------
  Total..............   $673         $850           $2,501            $3,351

  * Includes costs for the period from the November 7, 2001 merger date to December 31, 2001.

           During the 2002-2006 period, maturities of, and sinking fund requirements for, long-term debt and preferred stock of the Company and its subsidiaries are:
                                  Preferred Stock and Long-Term Debt
                                    2002-2006 Redemption Schedule
                             ------------------------------------------
                             2002           2003-2006            Total
                             ----           ---------            -----
                                           (In millions)

  OE...................    $  408            $  410             $  818
  Penn.................         2                81                 83
  CEI..................       343               699              1,042
  TE...................       248               312                560
  JCP&L................        61               628                689
  Met-Ed...............        30               332                362
  Penelec..............        50               134                184
  FirstEnergy..........        --             1,550              1,550
  Other subsidiaries...        12                63                 75
                           ------            ------             ------
  Total................    $1,154            $4,209             $5,363


           OE's and Penn's nuclear fuel purchases had been financed through OES Fuel (a wholly owned subsidiary of OE) commercial paper and loans, both of which were supported by a $141.5 million long-term bank credit agreement which is expiring on March 31, 2002. FirstEnergy is not extending the credit agreement and OE and Penn will directly purchase, own and finance their nuclear fuel requirements. CEI and TE also replaced their prior leasing arrangements with direct ownership of nuclear fuel in 2001. The Companies' respective investments for additional nuclear fuel, and nuclear fuel investment reductions as the fuel is consumed, during the 2002-2006 period are presented in the following table. The table also displays the Companies' operating lease commitments, net of capital trust cash receipts for the 2002-2006 period.


                                                                                              Other Net
                                    Nuclear Fuel 2002-2006 Forecasts                Operating Lease Commitments
                          ---------------------------------------------------
                              New Investments              Consumption                   2002-2006 Schedule
                          ------------------------   ------------------------       ----------------------------
                          2002  2003-2006   Total    2002    2003-2006   Total      2002      2003-2006     Total
                          ----  ---------   -----    ----    ---------   -----      ----      ---------     -----
                                                            (In millions)

OE..................      $15      $131      $146    $ 28      $107      $135       $ 70        $316        $386
Penn................        8        86        94      19        76        95         --           1           1
CEI.................       19       157       176      32       131       163          6          62          68
TE..................       12       108       120      22        92       114         73         311         384
JCP&L...............       --        --        --      --        --        --          2          11          13
Met-Ed..............       --        --        --      --        --        --          1           1           2
                          ---      ----      ----    ----      ----      ----       ----        ----        ----
Total...............      $54      $482      $536    $101      $406      $507       $152        $702        $854



           Short-term borrowings outstanding as of December 31, 2001, consisted of $688.3 million of bank borrowings (FirstEnergy-$385.0 million, OE-$60.0 million, FEFSG-$9.5 million and $233.8 million related to the pending divestitures) and $159.8 million of OES Capital, Incorporated commercial paper. OES Capital is a wholly owned subsidiary of OE whose borrowings are secured by customer accounts receivable. OES Capital can borrow up to $170 million under a receivables financing agreement at rates based on certain bank commercial paper. FirstEnergy and OE also had $865 million and $250 million, respectively, available under revolving lines of credit as of December 31, 2001. FirstEnergy may borrow under its facility and could transfer any of its borrowings to affiliated companies. OE and MYR had $34 million and $50 million, respectively, of unused bank facilities as of December 31, 2001. In addition, OE and Penn had bank facilities of $30 million and $2 million, respectively, available that provide for borrowings on a short-term basis at the bank's discretion.

           Based on their present plans, the Companies could provide for their cash requirements in 2002 from the following sources: funds to be received from operations; available cash and temporary cash investments as of December 31, 2001 (Company's nonutility subsidiaries-$120 million, OE-$5 million; JCP&L-$31 million, Met-Ed-$25 million and Penelec-$39 million); the issuance of long-term debt (for refunding purposes); net proceeds from the sale of assets; and funds available under revolving credit arrangements.

           The extent and type of future financings will depend on the need for external funds as well as market conditions, the maintenance of an appropriate capital structure and the ability of the Companies to comply with coverage requirements in order to issue first mortgage bonds and preferred stock. The Companies will continue to monitor financial market conditions and, where appropriate, may take advantage of economic opportunities to refund debt and preferred stock to the extent that their financial resources permit.

           The coverage requirements contained in the first mortgage indentures under which the Companies issue first mortgage bonds provide that, except for certain refunding purposes, the Companies may not issue first mortgage bonds unless applicable net earnings (before income taxes), calculated as provided in the indentures, for any period of twelve consecutive months within the fifteen calendar months preceding the month in which such additional bonds are issued, are at least twice annual interest requirements on outstanding first mortgage bonds, including those being issued. Under OE's first mortgage indenture, the availability of property additions is more restrictive than the earnings test at the present time and would limit the amount of first mortgage bonds issuable against property additions to $133 million. OE is currently able to issue $915 million principal amount of first mortgage bonds against previously retired bonds without the need to meet the above restrictions. Under Penn's first mortgage indenture, other requirements also apply and are more restrictive than the earnings test at the present time. Penn is currently able to issue $293 million principal amount of first mortgage bonds, with up to $134 million of such amount issuable against property additions; the remainder could be issued against previously retired bonds. CEI and TE can issue $476 million and $415 million, respectively, principal amount of first mortgage bonds against a combination of previously retired bonds and property additions. JCP&L, Met-Ed and Penelec are able to issue $257 million, $88 million and $450 million, respectively, principal amount of first mortgage bonds against previously retired bonds.

           OE's, Penn's, TE's and JCP&L's respective articles of incorporation prohibit the sale of preferred stock unless applicable gross income, calculated as provided in the articles of incorporation, is equal to at least 1-1/2 times the aggregate of the annual interest requirements on indebtedness and annual dividend requirements on preferred stock outstanding immediately thereafter. Based upon earnings for 2001, an assumed dividend rate of 9.00%, and no additional indebtedness, OE, Penn, TE and JCP&L would be permitted, under the earnings coverage test contained in their respective charters, to issue at least $2.1 billion, $195 million, $102 million and $4.6 billion of preferred stock, respectively. There are no restrictions on the ability of CEI, Met-Ed and Penelec to issue preferred stock.

           To the extent that coverage requirements or market conditions restrict the Companies' abilities to issue desired amounts of first mortgage bonds or preferred stock, the Companies may seek other methods of financing. Such financings could include the sale of preferred and/or preference stock or of such other types of securities as might be authorized by applicable regulatory authorities which would not otherwise be sold and could result in annual interest charges and/or dividend requirements in excess of those that would otherwise be incurred.

       Met-Ed Capital Trust and Penelec Capital Trust

           In 1999, Met-Ed Capital Trust, a wholly owned subsidiary of Met-Ed, issued $100 million of trust preferred securities (Met-Ed Trust Preferred Securities) at 7.35%, due 2039. The sole assets of Met-Ed Capital Trust are the 7.35% Cumulative Preferred Securities of Met-Ed Capital II, L.P. (Met-Ed Partnership Preferred Securities) and its only revenues are the quarterly cash distributions it receives on the Met-Ed Partnership Preferred Securities. Each Met-Ed Trust Preferred Security represents a Met-Ed Partnership Preferred Security. Met-Ed Capital II, L.P. is a wholly owned subsidiary of Met-Ed and the sponsor of Met-Ed Capital Trust. The sole assets of Met-Ed Capital II, L.P. are Met-Ed's 7.35% Subordinated Debentures, Series A, due 2039, which have an aggregate principal amount of $103.1 million. Distributions were made on the Trust Preferred Securities during 2001 in the aggregate amount of $7,350,000. Expenses of Met-Ed Trust for 2001 were approximately $17,000, all of which were paid by Met-Ed Preferred Capital II, Inc., the general partner of Met-Ed Capital II, L.P. The Trust Preferred Securities are issued in book-entry form only so that there is only one holder of record. Met-Ed has fully and unconditionally guaranteed the Met-Ed Partnership Preferred Securities, and, therefore, the Met-Ed Trust Preferred Securities.

           In 1999, Penelec Capital Trust, a wholly-owned subsidiary of Penelec, issued $100 million of trust preferred securities (Penelec Trust Preferred Securities) at 7.34%, due 2039. The sole assets of Penelec Capital Trust are the 7.34% Cumulative Preferred Securities of Penelec Capital II, L.P. (Penelec Partnership Preferred Securities) and its only revenues are the quarterly cash distributions it receives on the Penelec Partnership Preferred Securities. Each Penelec Trust Preferred Security represents a Penelec Partnership Preferred Security. Penelec Capital II, L.P. is a wholly-owned subsidiary of Penelec and the sponsor of Penelec Capital Trust. The sole assets of Penelec Capital II, L.P. are Penelec's 7.34% Subordinated Debentures, Series A, due 2039, which have an aggregate principal amount of $103.1 million. Distributions were made on the Trust Preferred Securities during 2001 in the aggregate amount of $7,340,000. Expenses of Penelec Trust for 2001 were approximately $15,000, all of which were paid by Penelec Preferred Capital II, Inc., the general partner of Penelec Capital II, L.P. The Trust Preferred Securities are issued in book-entry form only so that there is only one holder of record. Penelec has fully and unconditionally guaranteed the Penelec Partnership Preferred Securities, and, therefore, the Penelec Trust Preferred Securities.

Nuclear Regulation

           The construction, operation and decommissioning of nuclear generating units are subject to the regulatory jurisdiction of the Nuclear Regulatory Commission (NRC) including the issuance by it of construction permits, operating licenses, and possession only licenses for decommissioning reactors. The NRC's procedures with respect to the amendment of nuclear reactor operating licenses afford opportunities for interested parties to request adjudicatory hearings on health, safety and environmental issues subject to meeting NRC "standing" requirements. In this connection, the NRC may require substantial changes in operation or the installation of additional equipment to meet safety or environmental standards, subject to the backfit rule requiring the NRC to justify such new requirements as necessary for the overall protection of public health and safety. The possibility also exists for modification, denial or revocation of licenses in the event of substantial safety concerns at the nuclear facility. Beaver Valley Unit 1 was placed in commercial operation in 1976, and its operating license expires in 2016. Davis-Besse was placed in commercial operation in 1977, and its operating license expires in 2017. Perry Unit 1 and Beaver Valley Unit 2 were placed in commercial operation in 1987, and their operating licenses expire in 2026 and 2027, respectively.

           Davis-Besse, which is operated by FENOC, began its scheduled refueling outage on February 16, 2002. The plant was originally scheduled to return to service by the end of March. During the refueling outage, visual and ultrasonic testings were conducted on all 69 of the Control Rod Drive Mechanism penetration nozzles. This testing was performed to check for the kind of circular or circumferential cracking in these nozzles that had been found at some other plants similar in design and vintage to Davis-Besse. Based on the inspection and test results, five nozzles were scheduled for repair during the refueling outage.

           As repair work began on one of the nozzles, FENOC found a small area of corrosion in the reactor vessel head near the penetration hole, apparently created by boric acid deposits. The corrosion will have to be repaired and is expected to extend the planned refueling outage. On March 12, 2002, the NRC sent a team of engineers and metallurgists to inspect corrosion on the reactor head of Davis-Besse.

           Although the exact length of the outage has not been determined, FENOC expects the outage to be extended by 60 to 90 days and expects additional nuclear-related operation and maintenance costs of approximately $5-10 million. In addition, the loss of generation output from Davis-Besse during the extended outage period could increase energy costs between $10 million to $15 million per month.

           As a result of the merger with GPU, FirstEnergy now owns the Three Mile Island Unit 2 (TMI-2) and the Saxton Nuclear Experimental Facility. Both facilities are in various stages of decommissioning. TMI-2 is in a post-defueling monitored storage condition, with decommissioning planned in 2014. Saxton is in the final stages of decommissioning, with license termination scheduled for the end of 2002 and final site restoration scheduled for the second quarter of 2003.

           The NRC has promulgated and continues to promulgate regulations related to the safe operation of nuclear power plants and standards for decommissioning clean-up and final license termination. The Companies cannot predict what additional regulations (including post-September 11, 2001 security enhancements) may be promulgated, design changes required or the effect that any such regulations or design changes or additional clean-up standards for final site release, or the consideration thereof, may have upon their nuclear plants. Although the Companies have no reason to anticipate an accident at any of their nuclear plants, if such an accident did happen, it could have a material but currently undeterminable adverse effect on FirstEnergy's consolidated financial position. In addition, such an accident at any operating nuclear plant, whether or not owned by the Companies, could result in regulations or requirements that could affect the operation, licensing, or decommissioning of plants that the Companies do own with a consequent but currently undeterminable adverse impact, and could affect the Companies' abilities to raise funds in the capital markets.

Nuclear Insurance

           The Price-Anderson Act limits the public liability which can be assessed with respect to a nuclear power plant to $9.5 billion (assuming 106 units licensed to operate) for a single nuclear incident, which amount is covered by: (i) private insurance amounting to $200 million; and (ii) $9.3 billion provided by an industry retrospective rating plan required by the NRC pursuant thereto. Under such retrospective rating plan, in the event of a nuclear incident at any unit in the United States resulting in losses in excess of private insurance, up to $88.1 million (but not more than $10 million per unit per year in the event of more than one incident) must be contributed for each nuclear unit licensed to operate in the country by the licensees thereof to cover liabilities arising out of the incident. Based on their present nuclear ownership and leasehold interests, the Companies' maximum potential assessment under these provisions would be $352.4 million (OE-$94.2 million, Penn-$74.0 million, CEI-$106.3 million and TE-$77.9 million) per incident but not more than $40.0 million (OE-$10.7 million, Penn-$8.4 million, CEI-$12.1 million and TE-$8.8 million) in any one year for each incident.

           In addition to the public liability insurance provided pursuant to the Price-Anderson Act, the Companies have also obtained insurance coverage in limited amounts for economic loss and property damage arising out of nuclear incidents. The Companies are members of Nuclear Electric Insurance Limited
(NEIL) which provides coverage (NEIL I) for the extra expense of replacement power incurred due to prolonged accidental outages of nuclear units. Under NEIL I, the Companies have policies, renewable yearly, corresponding to their respective nuclear interests, which provide an aggregate indemnity of up to approximately $1.182 billion (OE-$315 million, Penn-$222 million, CEI-$382 million and TE-$263 million) for replacement power costs incurred during an outage after an initial 12-week waiting period. Members of NEIL I pay annual premiums and are subject to assessments if losses exceed the accumulated funds available to the insurer. The Companies' present maximum aggregate assessment for incidents at any covered nuclear facility occurring during a policy year would be approximately $11.3 million (OE-$3.1 million, Penn-$2.3 million, CEI-$3.5 million and TE-$2.4 million).

           The Companies are insured as to their respective nuclear interests under property damage insurance provided by NEIL to the operating company for each plant. Under these arrangements, $2.75 billion of coverage for decontamination costs, decommissioning costs, debris removal and repair and/or replacement of property is provided. The Companies pay annual premiums for this coverage and are liable for retrospective assessments of up to approximately $59.7 million (OE-$16.1 million, Penn-$11.6 million, CEI-$18.5 million, TE-$12.7 million, JCP&L-$0.2 million, Met-Ed-$0.4 million and Penelec-$0.2 million) during a policy year.

           The Companies intend to maintain insurance against nuclear risks as described above as long as it is available. To the extent that replacement power, property damage, decontamination, decommissioning, repair and replacement costs and other such costs arising from a nuclear incident at any of the Companies' plants exceed the policy limits of the insurance in effect with respect to that plant, to the extent a nuclear incident is determined not to be covered by the Companies' insurance policies, or to the extent such insurance becomes unavailable in the future, the Companies would remain at risk for such costs.

           The NRC requires nuclear power plant licensees to obtain minimum property insurance coverage of $1.06 billion or the amount generally available from private sources, whichever is less. The proceeds of this insurance are required to be used first to ensure that the licensed reactor is in a safe and stable condition and can be maintained in that condition so as to prevent any significant risk to the public health and safety. Within 30 days of stabilization, the licensee is required to prepare and submit to the NRC a cleanup plan for approval. The plan is required to identify all cleanup operations necessary to decontaminate the reactor sufficiently to permit the resumption of operations or to commence decommissioning. Any property insurance proceeds not already expended to place the reactor in a safe and stable condition must be used first to complete those decontamination operations that are ordered by the NRC. The Companies are unable to predict what effect these requirements may have on the availability of insurance proceeds to the Companies for the Companies' bondholders.

Environmental Matters

           Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. FirstEnergy estimates additional capital expenditures for environmental compliance of approximately $225 million, which is included in the construction forecast provided under "Capital Requirements" for 2002 through 2006.

         Air Regulation

           Under the provisions of the Clean Air Act of 1970, the States of Ohio and New Jersey and the Commonwealth of Pennsylvania have adopted ambient air quality standards, and related emission limits, including limits for sulfur dioxide (SO2) and particulates. In addition, the U.S. Environmental Protection Agency (EPA) promulgated an SO2 regulatory plan for Ohio which became effective for OE's, CEI's and TE's plants in 1977. Generating plants to be constructed in the future and some future modifications of existing facilities will be covered not only by the applicable state standards but also by EPA emission performance standards for new sources. In Ohio, New Jersey and Pennsylvania the construction or certain modifications of emission sources requires approval from appropriate environmental authorities, and the facilities involved may not be operated unless a permit or variance to do so has been issued by those same authorities.

           The Companies are required to meet federally approved SO2 regulations. Violations of such regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $27,500 for each day the unit is in violation. The EPA has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. The Companies cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

           The Companies are in compliance with the current SO2 and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or using emission allowances. NOx reductions are being achieved through combustion controls and the generation of more electricity at lower-emitting plants. In September 1998, the EPA finalized regulations requiring additional NOx reductions from the Companies' Ohio, New Jersey and Pennsylvania facilities. The EPA's NOx Transport Rule imposes uniform reductions of NOx emissions (an approximate 85% reduction in utility plant NOx emissions from projected 2007 emissions) across a region of nineteen states and the District of Columbia, including New Jersey, Ohio and Pennsylvania, based on a conclusion that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. State Implementation Plans (SIP) must comply by May 31, 2004 with individual state NOx budgets established by the EPA. Pennsylvania submitted a SIP that requires compliance with the NOx budgets at the Companies' Pennsylvania facilities by May 1, 2003 and Ohio submitted a "draft" SIP that requires compliance with the NOx budgets at the Companies' Ohio facilities by May 31, 2004. The Companies continue to evaluate their compliance plans and other compliance options.

           In July 1997, the EPA promulgated changes in the National Ambient Air Quality Standard (NAAQS) for ozone emissions and proposed a new NAAQS for previously unregulated ultra-fine particulate matter. In May 1999, the U.S. Court of Appeals found constitutional and other defects in the new NAAQS rules. In February 2001, the U.S. Supreme Court upheld the new NAAQS rules regulating ultra-fine particulates but found defects in the new NAAQS rules for ozone and decided that the EPA must revise those rules. The future cost of compliance with these regulations may be substantial and will depend if and how they are ultimately implemented by the states in which the Companies operate affected facilities.

           In 1999 and 2000, the EPA issued Notices of Violation (NOV) or a Compliance Order to nine utilities covering 44 power plants, including the W. H. Sammis Plant. In addition, the U.S. Department of Justice filed eight civil complaints against various investor-owned utilities, which included a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio. The NOV and complaint allege violations of the Clean Air Act based on operation and maintenance of the Sammis Plant dating back to 1984. The complaint requests permanent injunctive relief to require the installation of "best available control technology" and civil penalties of up to $27,500 per day of violation. Although unable to predict the outcome of these proceedings, FirstEnergy believes the Sammis Plant is in full compliance with the Clean Air Act and the NOV and complaint are without merit. Penalties could be imposed if the Sammis Plant continues to operate without correcting the alleged violations and a court determines that the allegations are valid. The Sammis Plant continues to operate while these proceedings are pending.

           In December 2000, the EPA announced it would proceed with the development of regulations regarding hazardous air pollutants from electric power plants. The EPA identified mercury as the hazardous air pollutant of greatest concern. The EPA established a schedule to propose regulations by December 2003 and issue final regulations by December 2004. The future cost of compliance with these regulations may be substantial.

         Water Regulation

           Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to the Companies' plants. In addition, Ohio, New Jersey and Pennsylvania have water quality standards applicable to the Companies' operations. As provided in the Clean Water Act, authority to grant federal National Pollutant Discharge Elimination System water discharge permits can be assumed by a state. Ohio, New Jersey and Pennsylvania have assumed such authority.

         Waste Disposal

           As a result of the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act of 1976, federal and state hazardous waste regulations have been promulgated. Certain fossil-fuel combustion waste products, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA's evaluation of the need for future regulation. The EPA has issued its final regulatory determination that regulation of coal ash as a hazardous waste is unnecessary. In April 2000, the EPA announced that it will develop national standards regulating disposal of coal ash under its authority to regulate nonhazardous waste.

           Various environmental liabilities have been recognized on the Consolidated Balance Sheet as of December 31, 2001, based on estimates of the total costs of cleanup, the Companies' proportionate responsibility for such costs and the financial ability of other nonaffiliated entities to pay. The Companies have been named as "potentially responsible parties" (PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved, are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. In addition, JCP&L has accrued liabilities for environmental remediation of former manufactured gas plants in New Jersey. The Companies have total accrued liabilities aggregating approximately $60 million as of December 31, 2001. FirstEnergy does not believe environmental remediation costs will have a material adverse effect on its financial condition, cash flows or results of operations.

           In 1980, Congress passed the Low-Level Radioactive Waste Policy Act which provides that the disposal of low-level radioactive waste is the responsibility of the state where such waste is generated. The Act encourages states to form compacts among themselves to develop regional disposal facilities. Failure by a state or compact to begin implementation of a program could result in access denial to the two facilities currently accepting low-level radioactive waste. Ohio is part of the Midwest Compact and has responsibility for siting and constructing a disposal facility. On June 26, 1997, the Midwest Compact Commission (Compact) voted to cease all siting activities in the host state of Ohio and to dismantle the Ohio Low-Level Radioactive Waste Facility Development Authority, the statutory agency charged with siting and constructing the low-level radioactive waste disposal facility. While the Compact remains intact, it has no plans to site or construct a low-level radioactive waste disposal facility in the Midwest. The Companies continue to ship low-level radioactive waste from their nuclear facilities to the Barnwell, South Carolina waste disposal facility.

         Summary

           Environmental controls are still developing and require, in many instances, balancing the needs for additional quantities of energy in future years and the need to protect the environment. As a result, the Companies cannot now estimate the precise effect of existing and potential regulations and legislation upon any of their existing and proposed facilities and operations or upon their ability to issue additional first mortgage bonds under their respective mortgages. These mortgages contain covenants by the Companies to observe and conform to all valid governmental requirements at the time applicable unless in course of contest, and provisions which, in effect, prevent the issuance of additional bonds if there is a completed default under the mortgage. The provisions of each of the mortgages, in effect, also require, in the opinion of counsel for the respective Companies, that certification of property additions as the basis for the issuance of bonds or other action under the mortgages be accompanied by an opinion of counsel that the company certifying such property additions has all governmental permissions at the time necessary for its then current ownership and operation of such property additions. The Companies intend to contest any requirements they deem unreasonable or impossible for compliance or otherwise contrary to the public interest. Developments in these and other areas of regulation may require the Companies to modify, supplement or replace equipment and facilities, and may delay or impede the construction and operation of new facilities, at costs which could be substantial.

Fuel Supply

           The Companies' sources of generation during 2001 were:

                                  Coal              Nuclear
                                  ----              -------

      OE....................      72.8%              27.2%
      Penn..................      37.5%              62.5%
      CEI...................      53.8%              46.2%
      TE....................      42.3%              57.7%
      Total FirstEnergy.....      57.5%              42.5%

           Generation from JCP&L's and Met-Ed's hydro and combustion turbine generation facilities was minimal in 2001.

           FirstEnergy currently has long-term coal contracts which will provide approximately 13,500,000 tons for the year 2002. The contracts are shared among the Companies based on various economic considerations. This contract coal is produced primarily from mines located in Pennsylvania, Kentucky and West Virginia. The contracts expire at various times through December 31, 2007.

           The Companies estimate their 2002 coal requirements to be approximately 15,190,000 tons (OE - 6,770,000, Penn - 6,110,000, CEI -
1,590,000, and TE - 720,000). These requirements assume that the sale of the Lake Plants (Ashtabula, Bay Shore, Eastlake and Lakeshore) to NRG will be completed by June 1, 2002. See "Environmental Matters" for factors pertaining to meeting environmental regulations affecting coal-fired generating units.

           OES Fuel was the sole lessor for OE's and Penn's nuclear fuel requirements (see "Capital Requirements," Note 4G of Notes to FirstEnergy's Consolidated Financial Statements and Note 3G of Notes to OE's Consolidated Financial Statements). OES Fuel credit agreements expire as of March 31, 2002. OE and Penn have arranged for other financing for their nuclear fuel requirements. Nuclear fuel is currently financed for CEI and TE through a revolving line of credit.

           FirstEnergy has contracts for uranium material and conversion services through 2006. The enrichment services are contracted for the majority of the enrichment requirements for nuclear fuel through 2006. Fabrication services for fuel assemblies are contracted for the next two reloads for Beaver Valley Unit 1, three reloads for Beaver Valley Unit 2 (through approximately 2004 and 2005, respectively), the next two reloads for Davis-Besse (through approximately 2005) and through the life of the plant for Perry (through approximately 2026). In addition to the existing commitments, FirstEnergy intends to make additional arrangements for the supply of uranium and for the subsequent conversion, enrichment, fabrication, and waste disposal services.

           On-site spent fuel storage facilities are expected to be adequate for Perry through 2011; facilities at Beaver Valley Units 1 and 2 are expected to be adequate through 2018 and 2009, respectively. After scheduled plant modifications are completed in 2002, Davis-Besse will have adequate storage through the remainder of its operating license period. After current on-site storage capacity is exhausted, additional storage capacity will have to be obtained either through plant modifications, interim off-site disposal, or permanent waste disposal facilities. The Federal Nuclear Waste Policy Act of 1982 provides for the construction of facilities for the permanent disposal of high-level nuclear wastes, including spent fuel from nuclear power plants operated by electric utilities; however, the selection of a suitable site is embroiled in the political process. FirstEnergy has contracts with the U.S. Department of Energy (DOE) for the disposal of spent fuel for Beaver Valley, Davis-Besse and Perry. On February 15, 2002, President Bush approved the DOE's recommendation of Yucca Mountain for underground disposal of spent nuclear fuel from nuclear power plants and high level waste from U.S. defense programs. Those who oppose this recommendation have filed to overturn this decision and both houses of Congress have 90 consecutive days of session from the filing date to override this opposition. The recommendation by President Bush enables the process to proceed to the licensing phase. Based on the DOE schedule published in the July 1999 Draft Environmental Impact Statement, the Yucca Mountain Repository is currently projected to start receiving spent fuel in 2010. FirstEnergy intends to make additional arrangements for storage capacity as a contingency for further delays with the DOE acceptance of spent fuel for disposal past 2010.

System Capacity and Reserves

          The 2001 net maximum hourly demand for each of the Companies was:
OE-6,253 MW (including an additional 387 MW of firm power sales under a contract which extends through 2005) on August 8, 2001; Penn-1,011MW (including an additional 63 MW of firm power sales under a contract which extends through
2005) on August 8, 2001; CEI-4,446 MW on August 7, 2001; TE-2,047 MW on July 23,
2001; JCP&L-5,592 MW on August 9, 2001; Met-Ed-2,567 MW on August 9, 2001; and
Penelec-2,654 MW on August 9, 2001. JCP&L's load was auctioned off in the New Jersey BGS Auction, transferring the full 5,100 MW load obligation to other parties for the period August 1, 2002 to July 31, 2003. FES participated in the auction and won a segment of that load.

           Based on existing capacity plans, ongoing arrangements for firm purchase contracts, and anticipated term power sales and purchases, FirstEnergy has sufficient supply resources to meet load obligations. The current FirstEnergy capacity portfolio contains 13,285 MW of owned generation and approximately 1,600 MW of long-term purchases from non-utility generators. An additional 340 MW of peaking capacity will be added around mid-2002.

           The sale of four power plants expected to close in mid-2002 will have little impact on the supply plan. As part of the asset sale, FirstEnergy's PPA will provide a similar amount of electricity from the purchaser as would have been expected prior to the sale. The PPA runs from the close of the sale transaction, expected mid year 2002, through December 31, 2005 which is the end of the transition period for the Ohio operating companies.

           Any remaining load obligations will be met through a mix of multi-year forward purchases, short-term forward purchases (less than one year) and spot market purchases.

Regional Reliability

           The Companies participate with 24 other electric companies operating in nine states in ECAR, which was organized for the purpose of furthering the reliability of bulk power supply in the area through coordination of the planning and operation by the ECAR members of their bulk power supply facilities. The ECAR members have established principles and procedures regarding matters affecting the reliability of the bulk power supply within the ECAR region. Procedures have been adopted regarding: i) the evaluation and simulated testing of systems' performance; ii) the establishment of minimum levels of daily operating reserves; iii) the development of a program regarding emergency procedures during conditions of declining system frequency; and iv) the basis for uniform rating of generating equipment.

           Following the FirstEnergy/GPU merger the transmission facilities of JCP&L, Met-Ed and Penelec continue to be operated by PJM. PJM is the organization responsible for the operation and control of the bulk electric power system throughout major portions of five Mid-Atlantic states and the District of Columbia. PJM is dedicated to meeting the reliability criteria and standards of the North American Reliability Council and the Mid-Atlantic Area Council.

Competition

           The Companies had traditionally competed with other utilities for intersystem bulk power sales and for sales to municipalities and cooperatives. The Companies compete with suppliers of natural gas and other forms of energy in connection with their industrial and commercial sales and in the home climate control market, both with respect to new customers and conversions, and with all other suppliers of electricity. To date, there has been no substantial cogeneration by the Companies' customers.

           As a result of the actions taken by state legislative bodies over the last few years, major changes in the electric utility business are occurring in parts of the United States, including Ohio, New Jersey and Pennsylvania where FirstEnergy's utility subsidiaries operate. These changes have resulted in fundamental alterations in the way traditional integrated utilities and holding company systems, like FirstEnergy, conduct their business. In accordance with the Ohio electric utility restructuring law under which Ohio electric customers could begin choosing their electric generation suppliers starting in January 2001, FirstEnergy has further aligned its business units to accommodate its retail strategy and participate in the competitive electricity marketplace in Ohio. The organizational changes are intended to deal with the unbundling of electric utility services and new ways of conducting business.

           Sales of electricity in deregulated markets are diversifying FirstEnergy's revenue sources through its competitive subsidiaries in areas outside of the Companies' franchise areas. This strategy has positioned FirstEnergy to compete in the northeast quadrant of the United States - the region targeted by the Company for growth. FirstEnergy's competitive subsidiaries are actively participating in deregulated energy markets in Ohio, Pennsylvania, New Jersey, Delaware and Maryland. Currently, FES is providing electric generation to customers within those states. As additional states within the northeast region of the United States become deregulated, FES is preparing to enter these markets.

           Competition in Ohio's electric generation began on January 1, 2001. FirstEnergy moved the operation of the generation portion of its business to the competitive business unit as reflected in its approved Ohio transition plan. The Companies will continue to provide generation services to regulated franchise customers who have not chosen an alternative, competitive generation supplier, except in New Jersey where JCP&L's obligation to provide BGS has been removed through a transitional mechanism of auctioning the obligation (see "NJBPU Rate Matters"). The Ohio Companies and Penn obtain their generation through power supply agreements with FES. In addition to electric generation, FES is also competing in deregulated natural gas markets as well as offering other energy-related products and services.

Research and Development

           The Companies participate in funding the Electric Power Research Institute (EPRI), which was formed for the purpose of expanding electric research and development under the voluntary sponsorship of the nation's electric utility industry - public, private and cooperative. Its goal is to mutually benefit utilities and their customers by promoting the development of new and improved technologies to help the utility industry meet present and future electric energy needs in environmentally and economically acceptable ways. EPRI conducts research on all aspects of electric power production and use, including fuels, generation, delivery, energy management and conservation, environmental effects and energy analysis. The major portion of EPRI research and development projects is directed toward practical solutions and their applications to problems currently facing the electric utility industry. In 2001, approximately 69% of the Companies' research and development expenditures were related to EPRI.

Executive Officers

           The executive officers are elected at the annual organization meeting of the Board of Directors, held immediately after the annual meeting of stockholders, and hold office until the next such organization meeting, unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.


                                                Position Held During
      Name            Age                          Past Five Years                                Dates
-----------------     ---     ----------------------------------------------------------  ------------------
F. D. Hafer           61      Chairman of the Board                                         2001-present**
                              Chairman, President and Chief Executive Officer-GPU           *-2001


H. P. Burg            55      Vice Chairman of the Board and Chief Executive Officer        2001-present**
                              Chairman of the Board and Chief Executive Officer             2000-2001
                              President and Chief Executive Officer                         1999-2000
                              President and Chief Operating Officer                         1998-1999
                              President and Chief Financial Officer                         1997-1998
                              President, Chief Operating Officer and
                               Chief Financial Officer-OE                                   *-1997

A. J. Alexander       50      President and Chief Operating Officer                         2001-present
                              President                                                     2000-2001
                              Executive Vice President and General Counsel                  1997-2000
                              Senior Vice President and General Counsel-OE                  *-1997

A. R. Garfield        63      President - FirstEnergy Solutions                             2001-present
                              Senior Vice President - Supply and Sales                      2000-2001
                              Vice President - Business Development                         1997-2000
                              Vice President - System Operations - OE                       *-1997

R. F. Saunders        58      President and Chief Nuclear Officer - FENOC                   2000-present
                              Vice President, Nuclear Site Operations -
                               Pennsylvania Power & Light                                   1998-2000
                              Vice President, Nuclear Engineering -
                               Virginia Power Company                                       *-1998

E. T. Carey           59      Senior Vice President                                         2001-present
                              Vice President - Distribution                                 1997-2001
                              Vice President - Regional Operations and
                               Customer Service-OE                                          *-1997

K. J. Keough          42      Senior Vice President                                         2001-present
                              Vice President - Business Planning & Ventures                 1999-2001
                              Partner - McKinsey & Company                                  *-1999

R. H. Marsh           51      Senior Vice President and Chief Financial Officer             2001-present
                              Vice President and Chief Financial Officer                    1998-2001
                              Vice President - Finance                                      1997-1998
                              Treasurer - OE                                                *-1997

C. B. Snyder          56      Senior Vice President                                         2001-present
                              Executive Vice President - Corporate Affairs - GPU            1998-2001
                              Senior Vice President - Corporate Affairs - GPU               *-1998

L. L. Vespoli         42      Senior Vice President and General Counsel                     2001-present
                              Vice President and General Counsel                            2000-2001
                              Associate General Counsel                                     1997-2000
                              Senior Attorney - OE                                          *-1997

H. L. Wagner          49      Vice President and Controller                                 2001-present
                              Controller                                                    1997-2001
                              Comptroller - OE                                              *-1997

Mrs. Vespoli and Messrs.  Burg,  Carey,  Marsh and Wagner are the executive  officers of OE, Penn,
CEI, TE, Met-Ed and Penelec. Mrs. Vespoli and Messrs. Carey, Marsh and Wagner are the executive officers of JCP&L.

* Indicates position held at least since January 1, 1997.

** Mr. Hafer is retiring from the Board  effective at the annual  meeting of  stockholders  on May 21, 2002.
   Mr. Burg will succeed Mr. Hafer as Chairman of the Board at that time and will continue as Chief Executive
   Officer.


           As of January 1, 2002, FirstEnergy's nonutility subsidiaries and the Companies had a total of 18,700 employees located in the United States as follows: FirstEnergy-1,588, OE-1,362, CEI-1,025, TE-507, Penn-256, FES-2,375,
FENOC-2,717, FEFSG-3,780, MARBEL-39 and Former GPU Companies-5,051 (primarily GPU Energy Company employees for JCP&L, Met-Ed and Penelec).

ITEM 2.    PROPERTIES

           The Companies' respective first mortgage indentures constitute, in the opinion of the Companies' counsel, direct first liens on substantially all of the respective Companies' physical property, subject only to excepted encumbrances, as defined in the indentures. See "Leases" and "Capitalization" notes to the respective financial statements for information concerning leases and financing encumbrances affecting certain of the Companies' properties.

           The Companies own, individually or together as tenants in common, and/or lease, the generating units in service as of March 1, 2002, shown on the table below.


                                           Net
                                       Demonstrated
                                        Capacity (MW)
                                       --------------
                                                            OE              Penn             CEI
                                                      ---------------   ------------    ---------------
                                 Unit      Total        %         MW     %     MW          %        MW
                                 ----      -----        -         --     -     --          -        --
Plant - Location
----------------

Coal-Fired Units
----------------
 Ashtabula-........             5,7,8,9     376         --         --      --     --    100.00%      376
   Ashtabula, OH (a)
Bay Shore-........                1-4       631         --         --      --     --      --         --
   Toledo, OH (a)
R. E. Burger-.....                3-5       406       100.00%      406     --     --      --         --
   Shadyside, OH
Eastlake-Eastlake, OH (a)         1-5     1,233         --         --      --     --    100.00%    1,233
Lakeshore-........                 18       245         --         --      --     --    100.00%      245
   Cleveland, OH (a)
B. Mansfield-.....                  1       780        60.00%      468   33.50%   261     6.50%       51
   Shippingport, PA                 2       780        43.06%      336    9.36%    73    30.28%(b)   236
                                    3       800        49.34%      395    6.28%    50    24.47%      196
W. H. Sammis-.....                1-6     1,620       100.00%    1,620     --     --      --         --
   Stratton, OH...                  7       600        48.00%      288   20.80%   125    31.20%      187
                                         ------                  -----          -----              -----
     Total........                        7,471                  3,513            509              2,524
                                         ------                  -----          -----              -----

Nuclear Units
-------------
Beaver Valley-....                  1       821        35.00%      287   65.00%   534     --         --
   Shippingport, PA                 2       831        41.88%(c)   348   13.74%   114    24.47%      203
Davis-Besse-......                  1       883         --          --     --     --     51.38%      454
   Oak Harbor, OH.
Perry-............                  1     1,266        30.00%(c)   380    5.24%    66    44.85%      568
   N. Perry Village, OH
                                         ------                  -----          -----              -----
     Total........                        3,801                  1,015            714              1,225
                                         ------                  -----          ------             -----

Oil/Gas-Fired/
Pumped Storage Units
--------------------
Edgewater-Lorain, OH                4       100       100.00%      100    --      --      --         --
Richland-Defiance, OH             1-6       432         --          --    --      --      --         --
Seneca-Warren, PA.                1-3       435         --          --    --      --    100.00%      435
West Lorain-......                1-6       545       100.00%      545    --      --      --         --
   Lorain, OH.....
Yard's Creek-.....                1-3       200                     --    --      --      --         --
Other.............                          301                    109             19                33
                                         ------                  -----          -----              -----
     Total........                        2,013                    754             19                468
                                         ------                  -----          -----              -----
     Total........                       13,285                  5,282          1,242              4,217
                                         ======                  =====          =====              =====



Notes:   (a)  Companies' interests in these plants are to be sold to NRG Energy, Inc. in mid-2002.
         (b)  CEI's interests consist of 1.68% owned and 28.60% leased and TE's interests are leased.
         (c)  OE's interests consist of 20.22% owned and 21.66% leased for Beaver Valley Unit 2; and 17.42%
              owned (representing portion leased from a wholly owned subsidiary of OE) and 12.58% leased for Perry.
         (d)  TE's interests consist of 1.65% owned and 18.26% leased.







                                            Net
                                       Demonstrated
                                        Capacity (MW)
                                       --------------
                                                            TE            JCP&L                Met-Ed
                                                      ---------------   ------------      -----------------
                                 Unit       Total       %         MW     %     MW          %     MW

Plant - Location

Coal-Fired Units
----------------
Ashtabula-........              5,7,8,9        376      --          --    --      --      --         --
   Ashtabula, OH (a)
Bay Shore-........                 1-4         631    100.00%      631    --      --      --         --
   Toledo, OH (a)
R. E. Burger-.....                  3-5        406      --          --    --      --      --         --
   Shadyside, OH
Eastlake-Eastlake, OH (a)           1-5      1,233      --          --    --      --      --         --
Lakeshore-........                  18         245      --          --    --      --      --         --
   Cleveland, OH (a)
B. Mansfield-.....                   1         780      --          --    --      --      --         --
   Shippingport, PA                  2         780     17.30%(b)   135    --      --      --         --
                                     3         800     19.91%      159    --      --      --         --
W. H. Sammis-.....                  1-6      1,620      --          --    --      --      --         --
   Stratton, OH...                   7         600      --          --    --      --      --         --
                                            ------               -----          ----               ----
     Total........                           7,471                 925            --                 --
                                            ------               -----          ----               ----
Nuclear Units
-------------
Beaver Valley-....                   1         821      --          --    --      --      --         --
   Shippingport, PA                  2         831     19.91%(d)   166    --      --      --         --
Davis-Besse-......                   1         883     48.62%      429    --      --      --         --
   Oak Harbor, OH.
Perry-............                   1       1,266     19.91%      252    --      --      --         --
   N. Perry Village, OH                     ------               -----          ----               ----
                                             3,801                 847            --                 --
     Total........                          ------               -----          ----               ----


Oil/Gas-Fired/
Pumped Storage Units
--------------------
Edgewater-Lorain, OH                 4         100       --         --    --      --      --         --
Richland-Defiance, OH              1-6         432    100.00%      432    --      --      --         --
Seneca-Warren, PA.                 1-3         435                  --    --      --      --         --
West Lorain-......                 1-6         545       --         --    --      --      --         --
   Lorain, OH.....
Yard's Creek-.....                 1-3         200       --         --    50%    200      --         --
Other.............                             301                  35            86                 19
                                            ------               -----          ----               ----
     Total........                           2,013                 467           286                 19
                                            ------               -----          ----               ----
     Total........                          13,285               2,239           286                 19
                                            ======               =====          ====               ====


Notes:   (a)  Companies' interests in these plants are to be sold to NRG Energy, Inc. in mid-2002.
         (b)  CEI's interests consist of 1.68% owned and 28.60% leased and TE's interests are leased.
         (c)  OE's interests consist of 20.22% owned and 21.66% leased for Beaver Valley Unit 2; and 17.42%
              owned (representing portion leased from a wholly owned subsidiary of OE) and 12.58% leased for Perry.
         (d)  TE's interests consist of 1.65% owned and 18.26% leased.



           Prolonged outages of existing generating units might make it necessary for the Companies, depending upon the demand for electric service upon their system, to use to a greater extent than otherwise, less efficient and less economic generating units, or purchased power, and in some cases may require the reduction of load during peak periods under the Companies' interruptible programs, all to an extent not presently determinable.

           The Companies' generating plants and load centers are connected by a transmission system consisting of elements having various voltage ratings ranging from 23 kilovolts (kV) to 345 kV. The Companies' overhead and underground transmission lines aggregate 14,952 pole miles.

           The Companies' electric distribution systems include 110,548 miles of overhead pole line and underground conduit carrying primary, secondary and street lighting circuits. They own substations with a total installed transformer capacity of 86,566,000 kilovolt-amperes.

           FirstEnergy's transmission facilities that are owned and operated by ATSI also interconnect with those of AEP, DPL, Duquesne Light Company, Allegheny Energy, Inc., Michigan Electric Coordination Systems and Penelec. The transmission facilities of JCP&L, Met-Ed and Penelec are physically interconnected and are operated on an integrated basis as part of the PJM RTO.

           FirstEnergy's distribution and transmission systems as of December 31, 2001, consist of the following:

                                                                Substation
                          Distribution      Transmission       Transformer
                              Lines             Lines            Capacity
                          ------------      -------------      ------------
                                     (Miles)                  (kV-amperes)

OE....................       27,750             1,124            8,209,000
Penn..................        5,232                38            1,712,000
CEI...................       24,214             1,827            9,337,000
TE....................          896               223            3,596,000
JCP&L.................       17,764             2,033           18,438,000
Met-Ed................       14,434             1,236            9,596,000
Penelec...............       20,258             2,712           13,182,000
ATSI..................           --             5,759           22,496,000
                            --------           ------           ----------
Total.................      110,548            14,952           86,566,000

           The Company's MARBEL Energy subsidiary owns interests in crude oil and natural gas production, as well as natural gas distribution and transmission facilities. MARBEL's subsidiaries include Marbel HoldCo, Inc. a holding company which has a 50% ownership in Great Lakes Energy Partners, LLC, an oil and natural gas exploration and production venture and Northeast Ohio Operating Companies, Inc. which has as a subsidiary, Northeast Ohio Natural Gas Corporation. The joint venture in Great Lakes includes interests in more than 7,900 oil and natural gas wells, drilling rights to nearly one million acres, proved reserves of 480 billion cubic feet equivalent of natural gas and oil and 4,800 miles of pipelines in the Appalachian Basin.

ITEM 3.    LEGAL PROCEEDINGS

           Reference is made to Note 6, Commitments, Guarantees and Contingencies, of the Notes to Consolidated Financial Statements contained in
Item 8 for a description of certain legal proceedings involving FirstEnergy, OE, CEI, TE, Penn, JCP&L, Met-Ed and Penelec.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.
                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

           The information required by this item for FirstEnergy is included on page 17 of FirstEnergy's 2001 Annual Report to Stockholders (Exhibit 13). The information required for OE, CEI, TE, Penn, JCP&L, Met-Ed and Penelec is not applicable because they are wholly owned subsidiaries.

ITEM 6.    SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required for items 6 through 8 is incorporated herein by reference to Selected Financial Data, Management's Discussion and Analysis of Results of Operations and Financial Condition, and Financial Statements included on the pages shown in the following table in the respective company's 2001 Annual Report to Stockholders (Exhibit 13).



                                  Item 6         Item 7           Item 8
                                  ------         ------           ------

     FirstEnergy..............      17            18-29           30-55
     OE.......................       1             2-7             8-25
     Penn.....................       1             2-6             7-21
     CEI......................       1             2-8             9-26
     TE.......................       1             2-7             8-24
     JCP&L....................       1             2-8             9-23
     Met-Ed...................       1             2-7             8-21
     Penelec..................       1             2-8             9-22

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           FirstEnergy
           -----------

           The information required by Item 10, with respect to Identification of FirstEnergy's Directors and with respect to reports required to be filed under Section 16 of the Securities Exchange Act of 1934, is incorporated herein by reference to the Company's 2002 Proxy Statement filed with the SEC pursuant to Regulation 14A and, with respect to Identification of Executive Officers, to "Part I, Item 1. Business - Executive Officers" herein.

           OE, Penn, CEI, TE, JCP&L, Met-Ed and Penelec
           --------------------------------------------

          H. P. Burg, A. J. Alexander and R. H. Marsh are the Directors of OE, Penn, CEI, TE, Met-Ed and Penelec. Information concerning these individuals is shown in the "Executive Officers" section of Item 1. E. T. Carey, C. E. Jones,
L. L. Vespoli, G. E. Persson and S. C. Van Ness are the Directors of JCP&L.

          Mr. Jones has served as FirstEnergy's Vice President-Regional Operations since 2001. From 1998-2001, Mr. Jones served as President of FirstEnergy's Northern Region; from 1997-1998 he served as Manager of the Northern Region; and prior to that he served as Ohio Edison's Division Manager-Akron.


          Mrs. Persson has served in the N. J. Division of Consumer Affairs Elder Fraud Investigation Unit since 1999. She previously served as liaison (Special Assistant Director) between the N. J. Division of Consumer Affairs and various state boards. Prior to 1995, she was owner and President of Business Dynamics Associates of Red Bank, NJ. Mrs. Persson is a member of the United States Small Business Administration National Advisory Board, the New Jersey Small Business Advisory Council, the Board of Advisors of Brookdale Community College and the Board of Advisors of Georgian Court College.

           Mr. Van Ness has been Of Counsel in the firm of Hubert, Van Ness, Cayci and Goodell of Princeton, NJ since 1998. Prior to that he was affiliated with the law firm of Pico, Mack, Kennedy, Jaffe, Perrella and Yoskin of Trenton, NJ since 1990. He is also a director of The Prudential Insurance Company of America.

           Information concerning the other Directors of JCP&L is shown in the "Executive Officers" section of item 1.

ITEM 11.   EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           FirstEnergy, OE, CEI, TE, Penn, JCP&L, Met-Ed and Penelec -
           ---------------------------------------------------------

           The information required by Items 11, 12 and 13 is incorporated herein by reference to the Company's 2002 Proxy Statement filed with the SEC pursuant to Regulation 14A.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

           Included in Part II of this report and incorporated herein by reference to the respective company's 2001 Annual Report to Stockholders (Exhibit 13 below) at the pages indicated.



                                                              First-
                                                              Energy   OE     Penn    CEI      TE   JCP&L    Met-Ed  Penelec
                                                              ------   --     ----    ---      --   -----    ------  -------
Report of Independent Public Accountants................       16      26      22      27      25  24-25   22-23    23-24
Statements of Income-Three Years Ended December 31, 2001       30       8       7       9       8      9       8        9
Balance Sheets-December 31, 2001 and 2000...............       31       9       8      10       9     10       9       10
Statements of Capitalization-December 31, 2001 and 2000.     32-35   10-11      9    11-12   10-11    11      10       11
Statements of Common Stockholders' Equity-Three Years
   Ended December 31, 2001..............................       36      12      10      13      12     12      11       12
Statements of Preferred Stock-Three Years Ended
   December 31, 2001....................................       37      12      10      13      12     12      11       12
Statements of Cash Flows-Three Years Ended December 31, 2001   38      13      11      14      13     13      12       13
Statements of Taxes-Three Years Ended December 31, 2001.       39      14      12      15      14     14      13       14
Notes to Financial Statements...........................     40-55   15-25   13-21  16-26   15-24  15-23   14-21    15-22



    2.   Financial Statement Schedules

              Included in Part IV of this report:


                                                              First-
                                                              Energy   OE     Penn    CEI      TE   JCP&L    Met-Ed  Penelec
                                                              ------   --     ----    ---      --   -----    ------  -------


Report of Independent Public Accountants................       51      52      55      53      54     56      57       58

Schedule - Three Years Ended December 31, 2001:
II - Consolidated Valuation and Qualifying Accounts.....       59      60      63      61      62     64      65       66



           Schedules other than the schedule listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

3.   Exhibits - FirstEnergy

Exhibit
Number
------

           3-1      --   Articles of Incorporation  constituting  FirstEnergy
                         Corp.'s  Articles of  Incorporation, dated September
                         17, 1996. (September 17, 1996 Form 8-K, Exhibit C)

           3-1(a)   --   Amended  Articles of  Incorporation  of  FirstEnergy
                         Corp.  (Registration  No. 333-21011, Exhibit (3)-1.)

           3-2      --   Regulations of FirstEnergy Corp. (September 17, 1996
                         Form 8-K, Exhibit D)

           3-2(a)   --   FirstEnergy   Corp.   Amended   Code   of
                         Regulations.    (Registration   No. 333-21011,
                         Exhibit (3)-2.)

           4-1      --   Rights Agreement (December 1, 1997 Form 8-K, Exhibit
                         4.1)

       (A) 4-2      --   FirstEnergy Corp. to The Bank of New York, Supplemental
                         Indenture, dated November 7, 2001.

           10-1     --   FirstEnergy  Corp.   Executive  and  Director
                         Incentive   Compensation   Plan,   revised
                         November 15, 1999. (1999 Form 10-K, Exhibit 10-1)

           10-2     --   Amended FirstEnergy Corp. Deferred  Compensation Plan
                         for Directors,  revised November 15, 1999. (1999 Form
                         10-K, Exhibit 10-2)

           10-3     --   Employment,  severance  and change of control
                         agreement between FirstEnergy Corp. and executive officers. (1999 Form 10-K, Exhibit 10-3)

           10-4     --   FirstEnergy Corp.  Supplemental Executive Retirement
                         Plan, amended January 1,  1999. (1999 Form 10-K,
                         Exhibit 10-4)

           10-5     --   FirstEnergy Corp. Executive Incentive Compensation
                         Plan. (1999 Form 10-K, Exhibit 10-5)

           10-6     --   Restricted  stock agreement  between  FirstEnergy
                         Corp. and A. J.  Alexander.  (1999 Form
                         10-K, Exhibit 10-6)

           10-7     --   FirstEnergy Corp.  Executive and Director  Incentive
                         Compensation  Plan. (1998 Form 10-K, Exhibit 10-1)

           10-8     --   Amended FirstEnergy Corp. Deferred  Compensation Plan
                         for Directors,  amended February 15,  1999. (1998 Form
                         10-K, Exhibit 10-2)

           10-9     --   Restricted  stock agreement  between  FirstEnergy
                         Corp. and A. J.  Alexander.  (2000 Form
                         10-K, Exhibit 10-9)

           10-10    --   Restricted  stock agreement  between  FirstEnergy
                         Corp. and H. P. Burg.  (2000 Form 10-K,Exhibit 10-10)

           10-11    --   Stock option agreement  between  FirstEnergy Corp. and
                         officers dated  November 22,  2000. (2000 Form 10-K,
                         Exhibit 10-11)

           10-12    --   Stock option agreement between  FirstEnergy Corp. and
                         officers dated March 1,  2000. (2000 Form 10-K, Exhibit
                         10-12)

           10-13    --   Stock option  agreement  between  FirstEnergy  Corp.
                         and director dated  January 1,  2000.
                         (2000 Form 10-K, Exhibit 10-13)

           10-14    --   Stock option agreement between FirstEnergy Corp. and
                         two directors dated January 1,  2001.
                         (2000 Form 10-K, Exhibit 10-14)

       (A) 10-15    --   Executive and Director Incentive Compensation Plan
                         dated May 15, 2001.

       (A) 10-16    --   Amended FirstEnergy Corp. Deferred
                         Compensation Plan for Directors, revised September 18,
                         2000.

       (A) 10-17    --   Stock Option Agreements between FirstEnergy Corp. and
                         Officers dated May 16, 2001.

       (A) 10-18    --   Restricted Stock Agreements between
                         FirstEnergy Corp. and Officers dated February 20, 2002.

       (A) 10-19    --   Stock Option Agreements between FirstEnergy Corp. and
                         One Director dated January 1, 2002.

       (A) 10-20    --   FirstEnergy Corp. Executive Deferred Compensation Plan.

       (A) 10-21    --   Executive Incentive Compensation Plan-Tier 2.

       (A) 10-22    --   Executive Incentive Compensation Plan-Tier 3.

       (A) 10-23    --   Executive Incentive Compensation Plan-Tier 4.

       (A) 10-24    --   Executive Incentive Compensation Plan-Tier 5.

       (A) 10-25    --   Amendment  to GPU,  Inc.  1990 Stock Plan for
                         Employees of GPU, Inc. and Subsidiaries, effective April 5, 2001.

       (A) 10-26    --   Form of Amendment,  effective November 7, 2001, to GPU,
                         Inc. 1990 Stock Plan for Employees of GPU, Inc. and
                         Subsidiaries,  Deferred  Remuneration Plan for Outside
                         Directors of GPU, Inc., and Retirement Plan for Outside
                         Directors of GPU, Inc.

       (A) 10-27    --   GPU, Inc. Stock Option and Restricted Stock Plan for
                         MYR Group, Inc. Employees.

           10-28    --   GPU,  Inc.  1990 Stock Plan for  Employees of GPU,
                         Inc. and Subsidiaries as amended and restated to reflect amendments through June 3, 1999. (1999 Form
                         10-K, Exhibit 10-V, File No. 1-6047, GPU, Inc.)

           10-29    --   Form of 1998 Stock Option  Agreement  under the GPU,
                         Inc. 1990 Stock Plan for Employees of GPU, Inc. and
                         Subsidiaries. (1997 Form 10-K, Exhibit 10-Q, File No.
                         1-6047, GPU, Inc.)

           10-30    --   Form of 1999 Stock Option  Agreement  under the GPU,
                         Inc. 1990 Stock Plan for Employees of GPU, Inc. and
                         Subsidiaries. (1999 Form 10-K, Exhibit 10-W, File No.
                         1-6047, GPU, Inc.)

           10-31    --   Form of 2000 Stock Option  Agreement  under the GPU,
                         Inc. 1990 Stock Plan for Employees of GPU, Inc. and
                         Subsidiaries. (2000 Form 10-K, Exhibit 10-W, File No.
                         1-6047, GPU, Inc.)

           10-32    --   Deferred  Remuneration  Plan for Outside  Directors  of
                         GPU, Inc. as amended and restated effective August 8, 2000. (2000 Form 10-K, Exhibit 10-O, File No. 1-6047,
                         GPU, Inc.)

           10-33    --   Retirement  Plan for Outside  Directors of GPU,  Inc.
                         as amended and restated as of August 8, 2000. (2000
                         Form 10-K, Exhibit 10-N, File No. 1-6047, GPU, Inc.)

           10-34    --   Forms of  Estate  Enhancement  Program  Agreements
                         entered  into by  certain  former  GPU directors. (1999
                         Form 10-K, Exhibit 10-JJ, File No. 1-6047, GPU, Inc.)

       (A) 12.1     --   Consolidated fixed charge ratios.

       (A) 13       --   2001  Annual  Report to  Stockholders.  (Only those
                         portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

       (A) 21       --   List of Subsidiaries of the Registrant at December 31,
                         2001.

       (A) 23       --   Consent of Independent Public Accountants.

       (A) 99       --   Letter to Securities and Exchange Commission

       (A)          --   Provided herein in electronic format as an exhibit.


3.   Exhibits - Ohio Edison

           2-1      --   Agreement and Plan of Merger, dated as of September
                         13, 1996, between Ohio Edison Company (OE) and
                         Centerior Energy Corporation. (September 17, 1996 Form
                         8-K, Exhibit 2-1).

           3-1      --   Amended Articles of Incorporation,  Effective June 21,
                         1994,  constituting OE's Articles of
                         Incorporation. (1994 Form 10-K, Exhibit 3-1.)

       (A) 3-2      --   Amended and Restated Code of Regulations, amended March
                         15, 2002.

       (B) 4-1      --   Indenture dated as of August 1, 1930 between OE
                         and Bankers Trust Company, (now the Bank of New York), as Trustee, as amended and supplemented by Supplemental
                         Indentures:

      Dated as of                File Reference                   Exhibit No.
      -----------                --------------                   -----------
 March 3, 1931                 2-1725                          B1, B-1(a),B-1(b)
 November 1, 1935              2-2721                          B-4
 January 1, 1937               2-3402                          B-5
 September 1, 1937             Form 8-A                        B-6
 June 13, 1939                 2-5462                          7(a)-7
 August 1, 1974                Form 8-A, August 28, 1974       2(b)
 July 1, 1976                  Form 8-A, July 28, 1976         2(b)
 December 1, 1976              Form 8-A, December 15, 1976     2(b)
 June 15, 1977                 Form 8-A, June 27, 1977         2(b)
 Supplemental Indentures:
 September 1, 1944             2-61146                         2(b)(2)
 April 1, 1945                 2-61146                         2(b)(2)
 September 1, 1948             2-61146                         2(b)(2)
 May 1, 1950                   2-61146                         2(b)(2)
 January 1, 1954               2-61146                         2(b)(2)
 May 1, 1955                   2-61146                         2(b)(2)
 August 1, 1956                2-61146                         2(b)(2)
 March 1, 1958                 2-61146                         2(b)(2)
 April 1, 1959                 2-61146                         2(b)(2)
 June 1, 1961                  2-61146                         2(b)(2)
 September 1, 1969             2-34351                         2(b)(2)
 May 1, 1970                   2-37146                         2(b)(2)
 September 1, 1970             2-38172                         2(b)(2)
 June 1, 1971                  2-40379                         2(b)(2)
 August 1, 1972                2-44803                         2(b)(2)
 September 1, 1973             2-48867                         2(b)(2)

 Dated as of                   File Reference                    Exhibit No
 -----------                   --------------                    ----------
 May 15, 1978                  2-66957                         2(b)(4)
 February 1, 1980              2-66957                         2(b)(5)
 April 15, 1980                2-66957                         2(b)(6)
 June 15, 1980                 2-68023                         (b)(4)(b)(5)
 October 1, 1981               2-74059                         (4)(d)
 October 15, 1981              2-75917                         (4)(e)
 February 15, 1982             2-75917                         (4)(e)
 July 1, 1982                  2-89360                         (4)(d)
 March 1, 1983                 2-89360                         (4)(e)
 March 1, 1984                 2-89360                         (4)(f)
 September 15, 1984            2-92918                         (4)(d)
 September 27, 1984            33-2576                         (4)(d)
 November 8, 1984              33-2576                         (4)(d)
 December 1, 1984              33-2576                         (4)(d)
 December 5, 1984              33-2576                         (4)(e)
 January 30, 1985              33-2576                         (4)(e)
 February 25, 1985             33-2576                         (4)(e)
 July 1, 1985                  33-2576                         (4)(e)
 October 1, 1985               33-2576                          4)(e)
 January 15, 1986              33-8791                          4)(d)
 May 20, 1986                  33-8791                          4)(d)
 June 3, 1986                  33-8791                         (4)(e)
 October 1, 1986               33-29827                        (4)(d)
 August 25, 1989               33-34663                        (4)(d)
 February 15, 1991             33-39713                        (4)(d)
 May 1, 1991                   33-45751                        (4)(d)
 May 15, 1991                  33-45751                        (4)(d)
 September 15, 1991            33-45751                        (4)(d)
 April 1, 1992                 33-48931                        (4)(d)
 June 15, 1992                 33-48931                        (4)(d)
 September 15, 1992            33-48931                        (4)(e)
 April 1, 1993                 33-51139                        (4)(d)
 June 15, 1993                 33-51139                        (4)(d)
 September 15, 1993            33-51139                        (4)(d)
 November 15, 1993             1-2578                          (4)(2)
 April 1, 1995                 1-2578                          (4)(2)
 May 1, 1995                   1-2578                          (4)(2)
 July 1, 1995                  1-2578                          (4)(2)
 June 1, 1997                  1-2578                          (4)(2)
 April 1, 1998                 1-2578                          (4)(2)
 June 1, 1998                  1-2578                          (4)(2)
 September 29, 1999            1-2578                          (4)(2)
 April 1, 2000                 1-2578                          (4)(2)(a)
 April 1, 2000                 1-2578                          (4)(2)(b)
 June 1, 2001                  (A)

       (B) 4-2      --   General  Mortgage  Indenture and Deed of Trust dated as
                         of January 1,  1998 between OE and the Bank of New
                         York, as Trustee. (Registration No. 333-05277, Exhibit
                         4(g).)

           10-1     --   Administration  Agreement  between  the  CAPCO  Group
                         dated  as  of  September 14,  1967.
                         (Registration No. 2-43102, Exhibit 5(c)(2)

           10-2     --   Amendment No. 1 dated January 4,  1974 to
                         Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No.
                         2-68906, Exhibit 5(c)(3).)

           10-3     --   Transmission Facilities Agreement between the CAPCO
                         Group dated as of September 14,  1967.
                         (Registration No. 2-43102, Exhibit 5(c)(3).)

           10-4     --   Amendment No. 1 dated as of January 1, 1993 to
                         Transmission Facilities Agreement between the CAPCO
                         Group dated as of September 14, 1967. (1993 Form 10-K,
                         Exhibit 10-4.)

           10-5     --   Agreement for the Termination or Construction of
                         Certain Agreements effective September 1, 1980 among the CAPCO Group. (Registration No. 2-68906, Exhibit
                         10-4.)

           10-6     --   Amendment dated as of December 23, 1993 to Agreement
                         for the Termination or Construction of Certain
                         Agreements effective September 1, 1980 among the CAPCO
                         Group. (1993 Form 10-K, Exhibit 10-6).

           10-7     --   CAPCO Basic Operating Agreement, as amended September
                         1,  1980. (Registration No. 2-68906, Exhibit 10-5.)

           10-8     --   Amendment No. 1 dated August 1, 1981, and Amendment
                         No. 2 dated September 1, 1982 to CAPCO Basic Operating
                         Agreement, as amended September 1, 1980. (September 30,
                         1981 Form 10-Q, Exhibit 20-1 and 1982 Form 10-K,
                         Exhibit 19-3, respectively.)

           10-9     --   Amendment No. 3 dated July 1, 1984 to CAPCO Basic
                         Operating Agreement, as amended September 1, 1980.
                         (1985 Form 10-K, Exhibit 10-7.)

           10-10    --   Basic Operating  Agreement between the CAPCO Companies
                         as amended  October 1,  1991. (1991 Form 10-K, Exhibit
                         10-8.)

           10-11    --   Basic Operating  Agreement between the CAPCO Companies
                         as amended  January 1,  1993. (1993 Form 10-K, Exhibit
                         10-11.)

           10-12    --   Memorandum of Agreement  effective as of  September 1,
                         1980 among the CAPCO Group.  (1982 Form 10-K, Exhibit
                         19-2.)

           10-13    --   Operating Agreement for Beaver Valley Power Station
                         Units Nos. 1 and 2 as Amended and Restated September
                         15, 1987, by and between the CAPCO Companies. (1987
                         Form 10-K, Exhibit 10-15.)

           10-14    --   Construction Agreement with respect to Perry Plant
                         between the CAPCO Group dated as of July 22, 1974.
                         (Registration No. 2-52251 of Toledo Edison Company,
                         Exhibit 5(yy).)

           10-15    --   Amendment No. 3 dated as of October 31, 1980 to the
                         Bond Guaranty dated as of October 1, 1973, as amended, with respect to the CAPCO Group. (Registration No.
                         2-68906 of Pennsylvania Power Company, Exhibit 10-16.)

           10-16    --   Amendment No. 4 dated as of July 1, 1985 to the Bond
                         Guaranty dated as October 1, 1973, as amended, by the CAPCO Companies to National City Bank as Bond Trustee.
                         (1985 Form 10-K, Exhibit 10-30.)

           10-17    --   Amendment No. 5 dated as of May 1, 1986, to the Bond
                         Guaranty by the CAPCO Companies to National City Bank as Bond Trustee. (1986 Form 10-K, Exhibit 10-33.)

           10-18    --   Amendment No. 6A dated as of December 1, 1991, to
                         the Bond Guaranty dated as of October 1, 1973, by The
                         Cleveland Electric Illuminating Company, Duquesne Light
                         Company, Ohio Edison Company, Pennsylvania Power
                         Company, The Toledo Edison Company to National City
                         Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-33.)

           10-19    --   Amendment No. 6B dated as of December 30, 1991, to
                         the Bond Guaranty dated as of October 1, 1973 by The
                         Cleveland Electric Illuminating Company, Duquesne Light
                         Company, Ohio Edison Company, Pennsylvania Power
                         Company, The Toledo Edison Company to National City
                         Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-34.)

           10-20    --   Bond Guaranty dated as of December 1, 1991, by The
                         Cleveland Electric Illuminating Company, Duquesne Light
                         Company, Ohio Edison Company, Pennsylvania Power
                         Company, The Toledo Edison Company to National City
                         Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-35.)

           10-21    --   Memorandum  of  Understanding  dated  March 31,  1985
                         among  the CAPCO  Companies.  (1985 Form 10-K, Exhibit
                         10-35.)

       (C) 10-22    --   Ohio  Edison  System  Executive   Supplemental   Life
                         Insurance  Plan.  (1995  Form 10-K, Exhibit 10-44.)

       (C) 10-23    --   Ohio Edison System Executive Incentive Compensation
                         Plan. (1995 Form 10-K, Exhibit 10-45.)

       (C) 10-24    --   Ohio Edison  System  Restated and Amended  Executive
                         Deferred  Compensation  Plan.  (1995
                         Form 10-K, Exhibit 10-46.)

       (C) 10-25    --   Ohio Edison System Restated and Amended  Supplemental
                         Executive  Retirement  Plan.  (1995
                         Form 10-K, Exhibit 10-47.)

       (C) 10-26    --   Severance pay agreement  between Ohio Edison Company
                         and W. R.  Holland.  (1995 Form 10-K, Exhibit 10-48.)

       (C) 10-27    --   Severance pay  agreement  between Ohio Edison  Company
                         and H. P.  Burg.  (1995  Form 10-K, Exhibit 10-49.)

       (C) 10-28    --   Severance pay agreement between Ohio Edison Company and
                         A. J. Alexander.  (1995 Form 10-K, Exhibit 10-50.)

       (C) 10-29    --   Severance  pay  agreement  between Ohio Edison  Company
                         and J. A.  Gill.  (1995  Form 10K, Exhibit 10-51.)

       (D) 10-30    --   Participation Agreement dated as of March 16,
                         1987 among Perry One Alpha Limited Partnership, as
                         Owner Participant, the Original Loan Participants listed in Schedule 1 Hereto, as Original Loan
                         Participants, PNPP Funding Corporation, as Funding
                         Corporation, The First National Bank of Boston, as
                         Owner Trustee, Irving Trust Company, as Indenture
                         Trustee and Ohio Edison Company, as Lessee. (1986 Form
                         10-K, Exhibit 28-1.)

       (D) 10-31    --   Amendment  No. 1 dated as of  September 1,  1987 to
                         Participation  Agreement  dated as of March 16,  1987
                         among  Perry One Alpha  Limited  Partnership,  as Owner
                         Participant,  the Original Loan Participants  listed in
                         Schedule 1  thereto,  as Original Loan Participants,
                         PNPP Funding Corporation,  as Funding  Corporation,
                         The First National Bank of Boston, as Owner Trustee,
                         Irving Trust Company (now The Bank of New York), as
                         Indenture Trustee, and Ohio Edison Company, as Lessee.
                         (1991 Form 10-K, Exhibit 10-46.)

       (D) 10-32    --   Amendment No. 3 dated as of May 16, 1988 to
                         Participation Agreement dated as of March 16, 1987, as amended among Perry One Alpha Limited Partnership, as
                         Owner Participant, PNPP Funding Corporation, The First
                         National Bank of Boston, as Owner Trustee, Irving Trust
                         Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-47.)

       (D) 10-33    --   Amendment No. 4 dated as of November 1, 1991
                         to Participation Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner
                         Participant, PNPP Funding Corporation, as Funding
                         Corporation, PNPP II Funding Corporation, as New
                         Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture
                         Trustee and Ohio Edison Company, as Lessee. (1991 Form
                         10-K, Exhibit 10-47.)

       (D) 10-34    --   Amendment No. 5 dated as of November 24, 1992
                         to Participation Agreement dated as of March 16, 1987, as amended, among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as
                         Funding Corporation, PNPP II Funding Corporation, as
                         New Funding Corporation, The First National Bank of
                         Boston, as Owner Trustee, The Bank of New York, as
                         Indenture Trustee and Ohio Edison Company as Lessee.
                         (1992 Form 10-K, Exhibit 10-49.)

       (D) 10-35    --   Amendment No. 6 dated as of January 12, 1993
                         to Participation Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner
                         Participant, PNPP Funding Corporation, as Funding
                         Corporation, PNPP II Funding Corporation, as New
                         Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture
                         Trustee and Ohio Edison Company, as Lessee. (1992 Form
                         10-K, Exhibit 10-50.)

       (D) 10-36    --   Amendment No. 7 dated as of October 12, 1994
                         to Participation Agreement dated as of March 16, 1987 as amended, among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as
                         Funding Corporation, PNPP II Funding Corporation, as
                         New Funding Corporation, The First National Bank of
                         Boston, as Owner Trustee, The Bank of New York, as
                         Indenture Trustee and Ohio Edison Company, as Lessee.
                         (1994 Form 10-K, Exhibit 10-54.)

       (D) 10-37    --   Facility Lease dated as of March 16, 1987
                         between The First National Bank of Boston, as Owner
                         Trustee, with Perry One Alpha Limited Partnership,
                         Lessor, and Ohio Edison Company, Lessee. (1986 Form
                         10-K, Exhibit 28-2.)

       (D) 10-38    --   Amendment No. 1 dated as of September 1, 1987
                         to Facility Lease dated as of March 16, 1997 between The First National Bank of Boston, as Owner Trustee,
                         Lessor and Ohio Edison Company, Lessee. (1991 Form
                         10-K, Exhibit 10-49.)

       (D) 10-39    --   Amendment No. 2 dated as of November 1, 1991,
                         to Facility Lease dated as of March 16, 1987, between The First National Bank of Boston, as Owner Trustee,
                         Lessor and Ohio Edison Company, Lessee. (1991 Form
                         10-K, Exhibit 10-50.)

       (D) 10-40    --   Amendment No. 3 dated as of November 24, 1992
                         to Facility Lease dated as March 16, 1987 as amended, between The First National Bank of Boston, as Owner
                         Trustee, with Perry One Alpha Limited partnership, as
                         Owner Participant and Ohio Edison Company, as Lessee.
                         (1992 Form 10-K, Exhibit 10-54.)

       (D) 10-41    --   Amendment No. 4 dated as of January 12, 1993
                         to Facility Lease dated as of March 16, 1987 as amended, between, The First National Bank of Boston, as
                         Owner Trustee, with Perry One Alpha Limited
                         Partnership, as Owner Participant, and Ohio Edison
                         Company, as Lessee. (1994 Form 10-K, Exhibit 10-59.)

       (D) 10-42    --   Amendment No. 5 dated as of October 12, 1994
                         to Facility Lease dated as of March 16, 1987 as amended, between, The First National Bank of Boston, as
                         Owner Trustee, with Perry One Alpha Limited
                         Partnership, as Owner Participant, and Ohio Edison
                         Company, as Lessee.
                         (1994 Form 10-K, Exhibit 10-60.)

       (D) 10-43    --   Letter Agreement dated as of March 19, 1987
                         between Ohio Edison Company, Lessee, and The First
                         National Bank of Boston, Owner Trustee under a Trust dated March 16, 1987 with Chase Manhattan Realty
                         Leasing Corporation, required by Section 3(d) of the Facility Lease. (1986 Form 10-K, Exhibit 28-3.)

       (D) 10-44    --   Ground Lease dated as of March 16, 1987
                         between Ohio Edison Company, Ground Lessor, and The
                         First National Bank of Boston, as Owner Trustee under a
                         Trust Agreement, dated as of March 16, 1987, with the Owner Participant, Tenant. (1986 Form 10-K, Exhibit
                         28-4.)

       (D) 10-45    --   Trust Agreement dated as of March 16, 1987
                         between Perry One Alpha Limited Partnership, as Owner
                         Participant, and The First National Bank of Boston.
                         (1986 Form 10-K, Exhibit 28-5.)

       (D) 10-46    --   Trust Indenture, Mortgage, Security Agreement
                         and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as
                         Owner Trustee under a Trust Agreement dated as of March
                         16, 1987 with Perry One Alpha Limited Partnership, and
                         Irving Trust Company, as Indenture Trustee. (1986 Form
                         10-K, Exhibit 28-6.)

       (D) 10-47    --   Supplemental Indenture No. 1 dated as of
                         September 1, 1987 to Trust Indenture, Mortgage,
                         Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National
                         Bank of Boston as Owner Trustee and Irving Trust
                         Company (now The Bank of New York), as Indenture
                         Trustee. (1991 Form 10-K, Exhibit 10-55.)

       (D) 10-48    --   Supplemental Indenture No. 2 dated as of
                         November 1, 1991 to Trust Indenture, Mortgage, Security
                         Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of
                         Boston, as Owner Trustee and The Bank of New York, as
                         Indenture Trustee. (1991 Form 10-K, Exhibit 10-56.)

       (D) 10-49    --   Tax  Indemnification  Agreement  dated as of March 16,
                         1987 between  Perry One,  Inc. and PARock Limited
                         Partnership as General Partners and Ohio Edison
                         Company,  as Lessee.  (1986 Form 10-K, Exhibit 28-7.)

       (D) 10-50    --   Amendment No. 1 dated as of November 1,  1991 to Tax
                         Indemnification Agreement dated as of
                         March 16,  1987 between Perry One,  Inc. and PARock
                         Limited  Partnership  and Ohio Edison
                         Company. (1991 Form 10-K, Exhibit 10-58.)

       (D) 10-51    --   Amendment No. 2 dated as of January 12,  1993 to Tax
                         Indemnification Agreement dated as of
                         March 16,  1987 between Perry One,  Inc. and PARock
                         Limited  Partnership  and Ohio Edison
                         Company. (1994 Form 10-K, Exhibit 10-69.)

       (D) 10-52    --   Amendment No. 3 dated as of October 12,  1994 to Tax
                         Indemnification Agreement dated as of
                         March 16,  1987 between Perry One,  Inc. and PARock
                         Limited  Partnership  and Ohio Edison
                         Company. (1994 Form 10-K, Exhibit 10-70.)

       (D) 10-53    --   Partial Mortgage Release dated as of March 19,
                         1987 under the Indenture between Ohio Edison Company and Bankers Trust Company, as Trustee, dated as of the 1st day of August 1930. (1986 Form 10-K, Exhibit 28-8.)

       (D) 10-54    --   Assignment, Assumption and Further Agreement
                         dated as of March 16, 1987 among The First National
                         Bank of Boston, as Owner Trustee under a Trust
                         Agreement, dated as of March 16, 1987, with Perry One
                         Alpha Limited Partnership, The Cleveland Electric
                         Illuminating Company, Duquesne Light Company, Ohio
                         Edison Company, Pennsylvania Power Company and Toledo
                         Edison Company. (1986 Form 10-K, Exhibit 28-9.)

       (D) 10-55    --   Additional Support Agreement dated as of March
                         16, 1987 between The First National Bank of Boston, as
                         Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited
                         Partnership, and Ohio Edison Company. (1986 Form 10-K,
                         Exhibit 28-10.)

       (D) 10-56    --   Bill of Sale, Instrument of Transfer and
                         Severance Agreement dated as of March 19, 1987 between
                         Ohio Edison Company, Seller, and The First National
                         Bank of Boston, as Owner Trustee under a Trust
                         Agreement, dated as of March 16, 1987, with Perry One
                         Alpha Limited Partnership. (1986 Form 10-K, Exhibit
                         28-11.)

       (D) 10-57    --   Easement dated as of March 16, 1987 from Ohio
                         Edison Company, Grantor, to The First National Bank of
                         Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited
                         Partnership, Grantee. (1986 Form 10-K, File Exhibit
                         28-12.)

           10-58    --   Participation Agreement dated as of March 16, 1987
                         among Security Pacific Capital Leasing Corporation, as
                         Owner Participant, the Original Loan Participants listed in Schedule 1 Hereto, as Original Loan
                         Participants, PNPP Funding Corporation, as Funding
                         Corporation, The First National Bank of Boston, as
                         Owner Trustee, Irving Trust Company, as Indenture
                         Trustee and Ohio Edison Company, as Lessee. (1986 Form
                         10-K, as Exhibit 28-13.)

           10-59    --   Amendment No. 1 dated as of September 1, 1987 to
                         Participation Agreement dated as of March 16, 1987 among Security Pacific Capital Leasing Corporation, as
                         Owner Participant, The Original Loan Participants
                         Listed in Schedule 1 thereto, as Original Loan
                         Participants, PNPP Funding Corporation, as Funding
                         Corporation, The First National Bank of Boston, as
                         Owner Trustee, Irving Trust Company, as Indenture
                         Trustee and Ohio Edison Company, as Lessee. (1991 Form
                         10-K, Exhibit 10-65.)

           10-60    --   Amendment No. 4 dated as of November 1, 1991, to
                         Participation Agreement dated as of March 16, 1987 among Security Pacific Capital Leasing Corporation, as
                         Owner Participant, PNPP Funding Corporation, as Funding
                         Corporation, PNPP II Funding Corporation, as New
                         Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture
                         Trustee and Ohio Edison Company, as Lessee. (1991 Form
                         10-K, Exhibit 10-66.)

           10-61    --   Amendment No. 5 dated as of November 24, 1992 to
                         Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing
                         Corporation, as Owner Participant, PNPP Funding
                         Corporation, as Funding Corporation, PNNP II Funding
                         Corporation, as New Funding Corporation, The First
                         National Bank of Boston, as Owner Trustee, The Bank of
                         New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-71.)

           10-62    --   Amendment No. 6 dated as of January 12, 1993 to
                         Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing
                         Corporation, as Owner Participant, PNPP Funding
                         Corporation, as Funding Corporation, PNPP II Funding
                         Corporation, as New Funding Corporation, The First
                         National Bank of Boston, as Owner Trustee, The Bank of
                         New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-80.)

           10-63    --   Amendment No. 7 dated as of October 12, 1994 to
                         Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing
                         Corporation, as Owner Participant, PNPP Funding
                         Corporation, as Funding Corporation, PNPP II Funding
                         Corporation, as New Funding Corporation, The First
                         National Bank of Boston, as Owner Trustee, The Bank of
                         New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-81.)

           10-64    --   Facility Lease dated as of March 16, 1987 between
                         The First National Bank of Boston, as Owner Trustee, with Security Pacific Capital Leasing Corporation,
                         Lessor, and Ohio Edison Company, as Lessee. (1986 Form
                         10-K, Exhibit 28-14.)

           10-65    --   Amendment No. 1 dated as of September 1, 1987 to
                         Facility Lease dated as of March 16, 1987 between The
                         First National Bank of Boston as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K,
                         Exhibit 10-68.)

           10-66    --   Amendment No. 2 dated as of November 1, 1991 to
                         Facility Lease dated as of March 16, 1987 between The
                         First National Bank of Boston as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K,
                         Exhibit 10-69.)

           10-67    --   Amendment No. 3 dated as of November 24, 1992 to
                         Facility Lease dated as of March 16, 1987, as amended, between, The First National Bank of Boston, as Owner
                         Trustee, with Security Pacific Capital Leasing
                         Corporation, as Owner Participant and Ohio Edison
                         Company, as Lessee. (1992 Form 10-K, Exhibit 10-75.)

           10-68    --   Amendment No. 4 dated as of January 12, 1993 to
                         Facility Lease dated as of March 16, 1987 as amended between, The First National Bank of Boston, as Owner
                         Trustee, with Security Pacific Capital Leasing
                         Corporation, as Owner Participant, and Ohio Edison
                         Company, as Lessee. (1992 Form 10-K, Exhibit 10-76.)

           10-69    --   Amendment No. 5 dated as of October 12, 1994 to
                         Facility Lease dated as of March 16, 1987 as amended between, The First National Bank of Boston, as Owner
                         Trustee, with Security Pacific Capital Leasing
                         Corporation, as Owner Participant, and Ohio Edison
                         Company, as Lessee. (1994 Form 10-K, Exhibit 10-87.)

           10-70    --   Letter Agreement dated as of March 19, 1987 between
                         Ohio Edison Company, as Lessee, and The First National
                         Bank of Boston, as Owner Trustee under a Trust, dated as of March 16, 1987, with Security Pacific Capital
                         Leasing Corporation, required by Section 3(d) of the Facility Lease. (1986 Form 10-K, Exhibit 28-15.)

           10-71    --   Ground Lease dated as of March 16, 1987 between Ohio
                         Edison Company, Ground Lessor, and The First National
                         Bank of Boston, as Owner Trustee under a Trust
                         Agreement, dated as of March 16, 1987, with Perry One
                         Alpha Limited Partnership, Tenant. (1986 Form 10-K,
                         Exhibit 28-16.)

           10-72    --   Trust Agreement dated as of March 16, 1987 between
                         Security Pacific Capital Leasing Corporation, as Owner
                         Participant, and The First National Bank of Boston.
                         (1986 Form 10-K, Exhibit 28-17.)

           10-73    --   Trust Indenture, Mortgage, Security Agreement and
                         Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner
                         Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing
                         Corporation, and Irving Trust Company, as Indenture
                         Trustee. (1986 Form 10-K, Exhibit 28-18.)

           10-74    --   Supplemental Indenture No. 1 dated as of September
                         1, 1987 to Trust Indenture, Mortgage, Security
                         Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of
                         Boston, as Owner Trustee and Irving Trust Company (now
                         The Bank of New York), as Indenture Trustee. (1991 Form
                         10-K, Exhibit 10-74.)

           10-75    --   Supplemental Indenture No. 2 dated as of November 1,
                         1991 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as
                         Owner Trustee and The Bank of New York, as Indenture
                         Trustee. (1991 Form 10-K, Exhibit 10-75.)

           10-76    --   Tax Indemnification Agreement dated as of March 16,
                         1987 between Security Pacific Capital Leasing
                         Corporation, as Owner Participant, and Ohio Edison
                         Company, as Lessee. (1986 Form 10-K, Exhibit 28-19.)

           10-77    --   Amendment No. 1 dated as of November 1, 1991 to Tax
                         Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1991 Form 10-K, Exhibit
                         10-77.)

           10-78    --   Amendment No. 2 dated as of January 12, 1993 to Tax
                         Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1994 Form 10-K, Exhibit
                         10-96.)

           10-79    --   Amendment No. 3 dated as of October 12, 1994 to Tax
                         Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1994 Form 10-K, Exhibit
                         10-97.)

           10-80    --   Assignment, Assumption and Further Agreement dated
                         as of March 16, 1987 among The First National Bank of
                         Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital
                         Leasing Corporation, The Cleveland Electric
                         Illuminating Company, Duquesne Light Company, Ohio
                         Edison Company, Pennsylvania Power Company and Toledo
                         Edison Company. (1986 Form 10-K, Exhibit 28-20.)

           10-81    --   Additional Support Agreement dated as of March 16,
                         1987 between The First National Bank of Boston, as
                         Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing
                         Corporation, and Ohio Edison Company. (1986 Form 10-K,
                         Exhibit 28-21.)

           10-82    --   Bill of Sale, Instrument of Transfer and Severance
                         Agreement dated as of March 19, 1987 between Ohio
                         Edison Company, Seller, and The First National Bank of
                         Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital
                         Leasing Corporation, Buyer. (1986 Form 10-K, Exhibit
                         28-22.)

           10-83    --   Easement dated as of March 16, 1987 from Ohio Edison
                         Company, Grantor, to The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing
                         Corporation, Grantee. (1986 Form 10-K, Exhibit 28-23.)

           10-84    --   Refinancing Agreement dated as of November 1, 1991
                         among Perry One Alpha Limited Partnership, as Owner
                         Participant, PNPP Funding Corporation, as Funding
                         Corporation, PNPP II Funding Corporation, as New
                         Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture
                         Trustee, The Bank of New York, as Collateral Trust
                         Trustee, The Bank of New York, as New Collateral Trust
                         Trustee and Ohio Edison Company, as Lessee. (1991 Form
                         10-K, Exhibit 10-82.)

           10-85    --   Refinancing Agreement dated as of November 1, 1991
                         among Security Pacific Leasing Corporation, as Owner
                         Participant, PNPP Funding Corporation, as Funding
                         Corporation, PNPP II Funding Corporation, as New
                         Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture
                         Trustee, The Bank of New York, as Collateral Trust
                         Trustee, The Bank of New York as New Collateral Trust
                         Trustee and Ohio Edison Company, as Lessee. (1991 Form
                         10-K, Exhibit 10-83.)

           10-86    --   Ohio Edison Company Master Decommissioning Trust
                         Agreement for Perry Nuclear Power Plant Unit One, Perry
                         Nuclear Power Plant Unit Two, Beaver Valley Power
                         Station Unit One and Beaver Valley Power Station Unit
                         Two dated July 1, 1993. (1993 Form 10-K, Exhibit
                         10-94.)

           10-87    --   Nuclear Fuel Lease dated as of March 31, 1989,
                         between OES Fuel, Incorporated, as Lessor, and Ohio
                         Edison Company, as Lessee. (1989 Form 10-K, Exhibit
                         10-62.)

           10-88    --   Receivables  Purchase Agreement dated as November 28,
                         1989, as amended and restated as of
                         April 23, 1993, between OES Capital,  Incorporated,
                         Corporate Asset Funding Company, Inc.
                         and Citicorp North America, Inc. (1994 Form 10-K,
                         Exhibit 10-106.)

           10-89    --   Guarantee Agreement entered into by Ohio Edison
                         Company dated as of January 17, 1991. (1990 Form 10-K,
                         Exhibit 10-64.)

           10-90    --   Transfer and Assignment Agreement among Ohio Edison
                         Company and Chemical Bank, as trustee under the OE
                         Power Contract Trust. (1990 Form 10-K, Exhibit 10-65.)

           10-91    --   Renunciation of Payments and Assignment among Ohio
                         Edison Company, Monongahela Power Company, West Penn
                         Power Company, and the Potomac Edison Company dated as of January 4, 1991. (1990 Form 10-K, Exhibit 10-66.)

           10-92    --   Transfer and Assignment Agreement dated May 20, 1994
                         among Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1994 Form 10-K,
                         Exhibit 10-110.)

           10-93    --   Renunciation of Payments and Assignment among Ohio
                         Edison Company, Monongahela Power Company, West Penn
                         Power Company, and the Potomac Edison Company dated as of May 20, 1994. (1994 Form 10-K, Exhibit 10-111.)

           10-94    --   Transfer and Assignment Agreement dated October 12,
                         1994 among Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1994 Form
                         10-K, Exhibit 10-112.)

           10-95    --   Renunciation of Payments and Assignment among Ohio
                         Edison Company, Monongahela Power Company, West Penn
                         Power Company, and the Potomac Edison Company dated as of October 12, 1994. (1994 Form 10-K, Exhibit 10-113.)

       (E) 10-96    --   Participation Agreement dated as of September
                         15, 1987, among Beaver Valley Two Pi Limited
                         Partnership, as Owner Participant, the Original Loan
                         Participants listed in Schedule 1 Thereto, as Original
                         Loan Participants, BVPS Funding Corporation, as Funding
                         Corporation, The First National Bank of Boston, as
                         Owner Trustee, Irving Trust Company, as Indenture
                         Trustee and Ohio Edison Company as Lessee. (1987 Form
                         10-K, Exhibit 28-1.)

       (E) 10-97    --   Amendment  No. 1 dated as of  February 1,  1988, to
                         Participation  Agreement  dated as of
                         September 15,  1987, among Beaver Valley Two Pi Limited
                         Partnership, as Owner Participant, the  Original  Loan
                         Participants   listed  in  Schedule  1  Thereto,   as
                         Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison
                         Company, as Lessee. (1987 Form 10-K, Exhibit 28-2.)

       (E) 10-98    --   Amendment No. 3 dated as of March 16, 1988 to
                         Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited
                         Partnership, as Owner Participant, BVPS Funding
                         Corporation, The First National Bank of Boston, as
                         Owner Trustee, Irving Trust Company, as Indenture
                         Trustee and Ohio Edison Company, as Lessee.
                         (1992 Form 10-K, Exhibit 10-99.)

       (E) 10-99    --   Amendment No. 4 dated as of November 5, 1992
                         to Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited
                         Partnership, as Owner Participant, BVPS Funding
                         Corporation, BVPS II Funding Corporation, The First
                         National Bank of Boston, as Owner Trustee, The Bank of
                         New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-100.)

       (E) 10-100   --   Amendment No. 5 dated as of September 30,
                         1994 to Participation Agreement dated as of September
                         15, 1987, as amended, among Beaver Valley Two Pi
                         Limited Partnership, as Owner Participant, BVPS Funding
                         Corporation, BVPS II Funding Corporation, The First
                         National Bank of Boston, as Owner Trustee, The Bank of
                         New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-118.)

       (E) 10-101   --   Facility Lease dated as of September 15,
                         1987, between The First National Bank of Boston, as
                         Owner Trustee, with Beaver Valley Two Pi Limited
                         Partnership, Lessor, and Ohio Edison Company, Lessee.
                         (1987 Form 10-K, Exhibit 28-3.)

       (E) 10-102   --   Amendment No. 1 dated as of February 1, 1988,
                         to Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner
                         Trustee, with Beaver Valley Two Pi Limited Partnership,
                         Lessor, and Ohio Edison Company, Lessee. (1987 Form
                         10-K, Exhibit 28-4.)

       (E) 10-103   --   Amendment No. 2 dated as of November 5, 1992,
                         to Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as
                         Owner Trustee, with Beaver Valley Two Pi Limited
                         Partnership, as Owner Participant, and Ohio Edison
                         Company, as Lessee. (1992 Form 10-K, Exhibit 10-103.)

       (E) 10-104   --   Amendment No. 3 dated as of September 30,
                         1994 to Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited
                         Partnership, as Owner Participant, and Ohio Edison
                         Company, as Lessee. (1994 Form 10-K, Exhibit 10-122.)

       (E) 10-105   --   Ground Lease and Easement Agreement dated as
                         of September 15, 1987, between Ohio Edison Company,
                         Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited
                         Partnership, Tenant. (1987 Form 10-K, Exhibit 28-5.)

       (E) 10-106   --   Trust Agreement dated as of September 15,
                         1987, between Beaver Valley Two Pi Limited Partnership, as Owner Participant, and The First National Bank of
                         Boston. (1987 Form 10-K, Exhibit 28-6.)

       (E) 10-107   --   Trust Indenture, Mortgage, Security Agreement
                         and Assignment of Facility Lease dated as of September
                         15, 1987, between The First National Bank of Boston, as
                         Owner Trustee under a Trust Agreement dated as of September 15, 1987, with Beaver Valley Two Pi Limited
                         Partnership, and Irving Trust Company, as Indenture
                         Trustee. (1987 Form 10-K, Exhibit 28-7.)

       (E) 10-108   --   Supplemental Indenture No. 1 dated as of
                         February 1, 1988 to Trust Indenture, Mortgage, Security
                         Agreement and Assignment of Facility Lease dated as of September 15, 1987 between The First National Bank of
                         Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with Beaver Valley Two Pi
                         Limited Partnership and Irving Trust Company, as
                         Indenture Trustee. (1987 Form 10-K, Exhibit 28-8.)

       (E) 10-109   --   Tax  Indemnification  Agreement dated as of September
                         15,  1987, between Beaver Valley Two Pi Inc. and PARock
                         Limited  Partnership as General  Partners and Ohio
                         Edison  Company,  as Lessee. (1987 Form 10-K, Exhibit
                         28-9.)

       (E) 10-110   --   Amendment No. 1 dated as of November 5, 1992
                         to Tax Indemnification Agreement dated as of September
                         15, 1987, between Beaver Valley Two Pi Inc. and PARock
                         Limited Partnership as General Partners and Ohio Edison
                         Company, as Lessee. (1994 Form 10-K, Exhibit 10-128.)

       (E) 10-111   --   Amendment No. 2 dated as of September 30,
                         1994 to Tax Indemnification Agreement dated as of September 15, 1987, between Beaver Valley Two Pi Inc.
                         and PARock Limited Partnership as General Partners and
                         Ohio Edison Company, as Lessee. (1994 Form 10-K,
                         Exhibit 10-129.)

       (E) 10-112   --   Tax  Indemnification  Agreement dated as of  September
                         15,  1987,  between HG Power Plant, Inc.,  as  Limited
                         Partner  and  Ohio  Edison  Company,   as  Lessee.
                         (1987  Form 10-K, Exhibit 28-10.)

       (E) 10-113   --   Amendment No. 1 dated as of November 5,  1992 to Tax
                         Indemnification Agreement dated as of September 15,
                         1987,  between HG Power  Plant,  Inc.,  as Limited
                         Partner and Ohio Edison Company, as Lessee. (1994 Form
                         10-K, Exhibit 10-131.)

       (E) 10-114   --   Amendment No. 2 dated as of September 30,  1994 to Tax
                         Indemnification  Agreement dated as
                         of September 15, 1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison
                         Company, as Lessee. (1994 Form 10-K, Exhibit 10-132.)

       (E) 10-115   --   Assignment, Assumption and Further Agreement
                         dated as of September 15, 1987, among The First
                         National Bank of Boston, as Owner Trustee under a Trust
                         Agreement, dated as of September 15, 1987, with Beaver
                         Valley Two Pi Limited Partnership, The Cleveland
                         Electric Illuminating Company, Duquesne Light Company,
                         Ohio Edison Company, Pennsylvania Power Company and
                         Toledo Edison Company. (1987 Form 10-K, Exhibit 28-11.)

       (E) 10-116   --   Additional Support Agreement dated as of
                         September 15, 1987, between The First National Bank of
                         Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi
                         Limited Partnership, and Ohio Edison Company. (1987
                         Form 10-K, Exhibit 28-12.)

       (F) 10-117   --   Participation Agreement dated as of September
                         15, 1987, among Chrysler Consortium Corporation, as
                         Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan
                         Participants, BVPS Funding Corporation as Funding
                         Corporation, The First National Bank of Boston, as
                         Owner Trustee, Irving Trust Company, as Indenture
                         Trustee and Ohio Edison Company, as Lessee. (1987 Form
                         10-K, Exhibit 28-13.)

       (F) 10-118   --   Amendment  No. 1 dated as of  February 1,  1988, to
                         Participation  Agreement  dated as of September 15,
                         1987, among Chrysler  Consortium  Corporation,  as
                         Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan
                         Participants, BVPS Funding Corporation,  as Funding
                         Corporation,  The First National Bank of Boston, as
                         Owner Trustee,  Irving Trust Company,  as Indenture
                         Trustee,  and Ohio Edison Company,  as
                         Lessee. (1987 Form 10-K, Exhibit 28-14.)

       (F) 10-119   --   Amendment No. 3 dated as of March 16, 1988 to
                         Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, The First
                         National Bank of Boston, as Owner Trustee, Irving Trust
                         Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-114.)

       (F) 10-120   --   Amendment No. 4 dated as of November 5, 1992
                         to Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium
                         Corporation, as Owner Participant, BVPS Funding
                         Corporation, BVPS II Funding Corporation, The First
                         National Bank of Boston, as Owner Trustee, The Bank of
                         New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-115.)

       (F) 10-121   --   Amendment No. 5 dated as of January 12, 1993
                         to Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium
                         Corporation, as Owner Participant, BVPS Funding
                         Corporation, BVPS II Funding Corporation, The First
                         National Bank of Boston, as Owner Trustee, The Bank of
                         New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-139.)

       (F) 10-122   --   Amendment No. 6 dated as of September 30,
                         1994 to Participation Agreement dated as of September
                         15, 1987, as amended, among Chrysler Consortium
                         Corporation, as Owner Participant, BVPS Funding
                         Corporation, BVPS II Funding Corporation, The First
                         National Bank of Boston, as Owner Trustee, The Bank of
                         New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-140.)

       (F) 10-123   --   Facility Lease dated as of September 15,
                         1987, between The First National Bank of Boston, as
                         Owner Trustee, with Chrysler Consortium Corporation,
                         Lessor, and Ohio Edison Company, as Lessee. (1987 Form
                         10-K, Exhibit 28-15.)

       (F) 10-124   --   Amendment No. 1 dated as of February 1, 1988,
                         to Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner
                         Trustee, with Chrysler Consortium Corporation, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K,
                         Exhibit 28-16.)

       (F) 10-125   --   Amendment No. 2 dated as of November 5, 1992
                         to Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as
                         Owner Trustee, with Chrysler Consortium Corporation, as
                         Owner Participant, and Ohio Edison Company, as Lessee.
                         (1992 Form 10-K, Exhibit 10-118.)

       (F) 10-126   --   Amendment No. 3 dated as of January 12, 1993
                         to Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as
                         Owner Trustee, with Chrysler Consortium Corporation, as
                         Owner Participant, and Ohio Edison Company, as Lessee.
                         (1992 Form 10-K, Exhibit 10-119.)

       (F) 10-127   --   Amendment No. 4 dated as of September 30,
                         1994 to Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as
                         Lessee. (1994 Form 10-K, Exhibit 10-145.)

       (F) 10-128   --   Ground Lease and Easement Agreement dated as
                         of September 15, 1987, between Ohio Edison Company,
                         Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium
                         Corporation, Tenant. (1987 Form 10-K, Exhibit 28-17.)

       (F) 10-129   --   Trust Agreement dated as of September 15,
                         1987, between Chrysler Consortium Corporation, as Owner
                         Participant, and The First National Bank of Boston.
                         (1987 Form 10-K, Exhibit 28-18.)

       (F) 10-130   --   Trust Indenture, Mortgage, Security Agreement
                         and Assignment of Facility Lease dated as of September
                         15, 1987, between The First National Bank of Boston, as
                         Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium
                         Corporation and Irving Trust Company, as Indenture
                         Trustee. (1987 Form 10-K, Exhibit 28-19.)

       (F) 10-131   --   Supplemental Indenture No. 1 dated as of
                         February 1, 1988 to Trust Indenture, Mortgage, Security
                         Agreement and Assignment of Facility Lease dated as of September 15, 1987 between The First National Bank of
                         Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with Chrysler Consortium
                         Corporation and Irving Trust Company, as Indenture
                         Trustee. (1987 Form 10-K, Exhibit 28-20.)

       (F) 10-132   --   Tax Indemnification Agreement dated as of
                         September 15, 1987, between Chrysler Consortium
                         Corporation, as Owner Participant, and Ohio Edison
                         Company, Lessee. (1987 Form 10-K, Exhibit 28-21.)

       (F) 10-133   --   Amendment No. 1 dated as of November 5, 1992
                         to Tax Indemnification Agreement dated as of September
                         15, 1987, between Chrysler Consortium Corporation, as
                         Owner Participant, and Ohio Edison Company, as Lessee.
                         (1994 Form 10-K, Exhibit 10-151.)

       (F) 10-134   --   Amendment No. 2 dated as of January 12, 1993
                         to Tax Indemnification Agreement dated as of September
                         15, 1987, between Chrysler Consortium Corporation, as
                         Owner Participant, and Ohio Edison Company, as Lessee.
                         (1994 Form 10-K, Exhibit 10-152.)

       (F) 10-135   --   Amendment No. 3 dated as of September 30,
                         1994 to Tax Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium
                         Corporation, as Owner Participant, and Ohio Edison
                         Company, as Lessee. (1994 Form 10-K, Exhibit 10-153.)

       (F) 10-136   --   Assignment, Assumption and Further Agreement
                         dated as of September 15, 1987, among The First
                         National Bank of Boston, as Owner Trustee under a Trust
                         Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, The Cleveland Electric
                         Illuminating Company, Duquesne Light Company, Ohio
                         Edison Company, Pennsylvania Power Company, and Toledo
                         Edison Company. (1987 Form 10-K, Exhibit 28-22.)

       (F) 10-137   --   Additional Support Agreement dated as of
                         September 15, 1987, between The First National Bank of
                         Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium
                         Corporation, and Ohio Edison Company. (1987 Form 10-K,
                         Exhibit 28-23.)

           10-138   --   Operating  Agreement  dated  March 10,  1987 with
                         respect to Perry Unit No. 1 between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-24.)

           10-139   --   Operating Agreement for Bruce Mansfield Units Nos.
                         1, 2 and 3 dated as of June 1, 1976, and executed on September 15, 1987, by and between the CAPCO Companies.
                         (1987 Form 10-K, Exhibit 28-25.)

           10-140   --   Operating  Agreement  for W. H.  Sammis  Unit No. 7
                         dated as of September 1, 1971 by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-26.)

           10-141   --   OE-APS Power Interchange Agreement dated March 18,
                         1987, by and among Ohio Edison Company and Pennsylvania
                         Power Company, and Monongahela Power Company and West
                         Penn Power Company and The Potomac Edison Company.
                         (1987 Form 10-K, Exhibit 28-27.)

           10-142   --   OE-PEPCO Power Supply Agreement dated March 18,
                         1987, by and among Ohio Edison Company and Pennsylvania
                         Power Company and Potomac Electric Power Company. (1987
                         Form 10-K, Exhibit 28-28.)

           10-143   --   Supplement No. 1 dated as of April 28, 1987, to the
                         OE-PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company, Pennsylvania Power
                         Company, and Potomac Electric Power Company. (1987 Form
                         10-K, Exhibit 28-29.)

           10-144   --   APS-PEPCO Power Resale Agreement dated March 18,
                         1987, by and among Monongahela Power Company, West Penn
                         Power Company, and The Potomac Edison Company and
                         Potomac Electric Power Company. (1987 Form 10-K,
                         Exhibit 28-30.)

       (A) 12.2     --   Consolidated fixed charge ratios.

       (A) 13.1     --   2001  Annual  Report to  Stockholders  (Only  those
                         portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

       (A) 21.1     --   List of Subsidiaries of the Registrant at December 31,
                         2001.

       (A) 23.1     --   Consent of Independent Public Accountants.

       (A) 99       --   Letter to Securities and Exchange Commission

       (A) Provided herein in electronic format as an exhibit.

       (B) Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, OE has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of OE and its subsidiaries on a consolidated basis, but hereby agrees to furnish to the SEC on request any such instruments.

       (C) Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.

       (D) Substantially similar documents have been entered into relating to three additional Owner Participants.

       (E) Substantially similar documents have been entered into relating to five additional Owner Participants.

       (F) Substantially similar documents have been entered into relating to two additional Owner Participants.

           Note: Reports of OE on Forms 10-Q and 10-K are on file with the SEC under number 1-2578.

           Pursuant to Rule 14a - 3 (10) of the Securities Exchange Act of 1934, the Company will furnish any exhibit in this Report upon the payment of the Company's expenses in furnishing such exhibit.


3.   Exhibits - Penn

       (A) 3-1      --   Amended and Restated Articles of Incorporation, as
                         amended March 15, 2002.

       (A) 3-2      --   Amended and Restated By-Laws of Penn, as amended March
                         15, 2002.

           4-1*     --   Indenture  dated as of November 1,  1945,  between Penn
                         and The First National Bank of the City of New York
                         (now  Citibank,  N.A.),  as  Trustee,  as  supplemented
                         and  amended  by Supplemental  Indentures  dated  as of
                         May 1,  1948,  March 1,  1950,  February 1,  1952,
                         October 1,  1957,  September 1,  1962, June 1,  1963,
                         June 1,  1969, May 1, 1970, April 1, 1971, October 1,
                         1971, May 1, 1972, December 1, 1974, October 1, 1975,
                         September 1,  1976, April 15, 1978, June 28, 1979,
                         January 1, 1980, June 1, 1981, January 14,  1982,
                         August 1, 1982, December 15,  1982, December 1,  1983,
                         September 6,  1984, December 1, 1984, May 30,
                         1985, October 29,  1985, August 1, 1987, May 1, 1988,
                         November 1,  1989, December 1, 1990, September 1,
                         1991, May 1, 1992, July 15,  1992, August 1,  1992, and
                         May 1, 1993, July 1, 1993,  August 31,   1993,
                         September 1,   1993,  September 15,   1993,  October 1,
                         1993, November 1,   1993,   and   August 1,   1994.
                         (Physically   filed  and   designated   as
                         Exhibits 2(b)(1)-1  through  2(b)(1)-15 in
                         Registration  Statement File  No. 2-60837;  as
                         Exhibits 2(b)(2),  2(b)(3),  and 2(b)(4) in
                         Registration  Statement File  No. 2-68906;  as
                         Exhibit 4-2 in Form 10-K for 1981  File No. 1-3491;  as
                         Exhibit 19-1 in Form 10-K for 1982 File No. 1-3491;  as
                         Exhibit 19-1 in Form 10-K for 1983  File No. 1-3491;
                         as Exhibit 19-1 in  Form  10-K  for  1984   File No.
                         1-3491;   as   Exhibit 19-1  in  Form 10-K  for  1985
                         File No. 1-3491;  as Exhibit 19-1 in Form 10-K for 1987
                         File No. 1-3491;  as Exhibit 19-1 in  Form 10-K   for
                         1988  File   No. 1-3491;   as   Exhibit 19  in  Form
                         10-K  for  1989 File No. 1-3491;  as Exhibit 19 in Form
                         10-K  for 1990  File No. 1-3491;  as Exhibit 19 in
                         Form 10-K   for   1991   File No. 1-3491;   as
                         Exhibit 19-1   in   Form 10-K   for  1992
                         File No. 1-3491; as Exhibit 4-2 in Form 10-K for 1993
                         File No. 1-3491;  and as Exhibit 4-2 in Form 10-K for
                         1994 File No. 1-3491.)

           4-2      --   Supplemental Indenture dated as of September 1,  1995,
                         between Penn and Citibank, N.A., as
                         Trustee. (1995 Form 10-K, Exhibit 4-2.)

           4-3      --   Supplemental  Indenture  dated as of June 1,  1997,
                         between Penn and  Citibank,  N.A., as
                         Trustee. (1997 Form 10-K, Exhibit 4-3.)

           4-4      --   Supplemental  Indenture  dated as of June 1,  1998,
                         between Penn and Citibank,  N. A., as
                         Trustee. (1998 Form 10-K, Exhibit 4-4.)

           4-5      --   Supplemental  Indenture dated as of September 29,
                         1999, between Penn and Citibank,  N.A.,
                         as Trustee. (1999 Form 10-K, Exhibit 4-5.)

           4-6      --   Supplemental Indenture dated as of November 15,  1999,
                         between Penn and Citibank, N.A., as
                         Trustee. (1999 Form 10-K, Exhibit 4-6.)

       (A) 4-7      --   Supplemental Indenture dated as of June 1, 2001.

           10-1     --   Administration Agreement between the CAPCO Group
                         dated as of September 14, 1967. (Registration Statement of Ohio Edison Company, File No. 2-43102, Exhibit
                         5(c)(2).)

           10-2     --   Amendment No. 1 dated January 4, 1974 to
                         Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration Statement No.
                         2-68906, Exhibit 5 (c)(3).)

           10-3     --   Transmission Facilities Agreement between the CAPCO
                         Group dated as of September 14, 1967. (Registration
                         Statement of Ohio Edison Company, File No. 2-43102,
                         Exhibit 5 (c)(3).)

           10-4     --   Amendment No. 1 dated as of January 1,  1993 to
                         Transmission Facilities Agreement between the CAPCO Group dated as of September 14, 1967.
                         (1993  Form 10-K,  Exhibit 10-4,  Ohio Edison Company.)

           10-5     --   Agreement  for  the   Termination  or  Construction
                         of  Certain   Agreements   effective
                         September 1,   1980  among  the  CAPCO   Group.
                         (Registration   Statement   No. 2-68906, Exhibit 10-4.)

           10-6     --   Amendment dated as of  December 23,  1993 to Agreement
                         for the Termination or Construction of Certain
                         Agreements effective September 1,  1980 among the CAPCO
                         Group. (1993 Form 10-K, Exhibit 10-6, Ohio Edison
                         Company.)

       ----------
       * Pursuant to paragraph (b)(4)(iii) (A) of Item 601 of Regulation S-K, Penn has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of Penn, but hereby agrees to furnish to the Commission on request any such instruments.

           10-7     --   CAPCO Basic Operating Agreement,  as amended September
                         1,  1980.  (Registration  Statement
                         No. 2-68906, as Exhibit 10-5.)

           10-8     --   Amendment No. 1 dated August 1, 1981 and Amendment
                         No. 2 dated September 1, 1982, to CAPCO Basic Operating
                         Agreement as amended September 1, 1980. (September 30,
                         1981 Form 10-Q, Exhibit 20-1 and 1982 Form 10-K,
                         Exhibit 19-3, File No. 1-2578, of Ohio Edison Company.)

           10-9     --   Amendment No. 3 dated as of July 1, 1984, to CAPCO
                         Basic Operating Agreement as amended September 1, 1980.
                         (1985 Form 10-K, Exhibit 10-7, File No. 1-2578, of Ohio
                         Edison Company.)

           10-10    --   Basic Operating  Agreement between the CAPCO Companies
                         as amended  October 1,  1991. (1991
                         Form 10-K, Exhibit 10-8, File No. 1-2578, of Ohio
                         Edison Company.)

           10-11    --   Basic Operating  Agreement between the CAPCO Companies
                         as amended  January 1,  1993. (1993
                         Form 10-K, Exhibit 10-11, Ohio Edison.)

           10-12    --   Memorandum of Agreement  effective as of September 1,
                         1980, among the CAPCO Group.  (1991
                         Form 10-K, Exhibit 19-2, Ohio Edison Company.)

           10-13    --   Operating Agreement for Beaver Valley Power Station
                         Units Nos. 1 and 2 as Amended and Restated September
                         15, 1987, by and between the CAPCO Companies. (1987
                         Form 10-K, Exhibit 10-15, File No. 1-2578, of Ohio
                         Edison Company.)

           10-14    --   Construction Agreement with respect to Perry Plant
                         between the CAPCO Group dated as of July 22, 1974.
                         (Registration Statement of Toledo Edison Company, File
                         No. 2-52251, as Exhibit 5 (yy).)

           10-15    --   Memorandum of Understanding dated as of March 31,
                         1985, among the CAPCO Companies. (1985 Form 10-K,
                         Exhibit 10-35, File No. 1-2578, Ohio Edison Company.)

       (B) 10-16    --   Ohio  Edison  System  Executive   Supplemental   Life
                         Insurance  Plan.  (1995  Form 10-K,
                         Exhibit 10-44, File No. 1-2578, Ohio Edison Company.)

       (B) 10-17    --   Ohio Edison System Executive Incentive Compensation
                         Plan. (1995 Form 10-K,  Exhibit 10-45,
                         File No. 1-2578, Ohio Edison Company.)

       (B) 10-18    --   Ohio Edison  System  Restated and Amended  Executive
                         Deferred  Compensation  Plan.  (1995
                         Form 10-K, Exhibit 10-46, File No. 1-2578, Ohio Edison
                         Company.)

       (B) 10-19    --   Ohio Edison System Restated and Amended  Supplemental
                         Executive  Retirement  Plan.  (1995
                         Form 10-K, Exhibit 10-47, File No. 1-2578, Ohio Edison
                         Company.)

           10-20    --   Operating Agreement for Perry Unit No. 1 dated March
                         10, 1987, by and between the CAPCO Companies. (1987
                         Form 10-K, Exhibit 28-24, File No. 1-2578, Ohio Edison
                         Company.)

           10-21    --   Operating Agreement for Bruce Mansfield Units Nos.
                         1, 2 and 3 dated as of June 1, 1976, and executed on September 15, 1987, by and between the CAPCO Companies.
                         (1987 Form 10-K, Exhibit 28-25, File No. 1-2578, Ohio
                         Edison Company.)

           10-22    --   Operating  Agreement  for W. H.  Sammis Unit No. 7
                         dated as of  September 1,  1971, by and
                         between the CAPCO Companies. (1987 Form 10-K, Exhibit
                         28-26,  File No. 1-2578, Ohio Edison Company.)

           10-23    --   OE-APS Power Interchange Agreement dated March 18,
                         1987, by and among Ohio Edison Company and Pennsylvania
                         Power Company, and Monongahela Power Company and West
                         Penn Power Company and The Potomac Edison Company.
                         (1987 Form 10-K, Exhibit 28-27, File No. 1-2578, of
                         Ohio Edison Company.)

           10-24    --   OE-PEPCO Power Supply Agreement dated March 18,
                         1987, by and among Ohio Edison Company and Pennsylvania
                         Power Company and Potomac Electric Power Company. (1987
                         Form 10-K, Exhibit 28-28, File No. 1-2578, of Ohio
                         Edison Company.)

           10-25    --   Supplement No. 1 dated as of April 28, 1987, to the
                         OE-PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company, Pennsylvania Power
                         Company and Potomac Electric Power Company. (1987 Form
                         10-K, Exhibit 28-29, File No. 1-2578, of Ohio Edison
                         Company.)

           10-26    --   APS-PEPCO Power Resale Agreement dated March 18,
                         1987, by and among Monongahela Power Company, West Penn
                         Power Company, and The Potomac Edison Company and
                         Potomac Electric Power Company. (1987 Form 10-K,
                         Exhibit 28-30, File No. 1-2578, of Ohio Edison
                         Company.)

           10-27    --   Pennsylvania Power Company Master  Decommissioning
                         Trust Agreement for Beaver Valley Power
                         Station and Perry Nuclear Power Plant dated as of April
                         21,  1995. (Quarter ended June 30,
                         1995 Form 10-Q, Exhibit 10, File No. 1-3491.)

           10-28    --   Nuclear Fuel Lease dated as of March 31, 1989,
                         between OES Fuel, Incorporated, as Lessor, and
                         Pennsylvania Power Company, as Lessee. (1989 Form 10-K,
                         Exhibit 10-39, File No. 1-3491.)

       (A) 12.5     --   Fixed Charge Ratios

       (A) 13.4     --   2001  Annual  Report to  Stockholders.  (Only those
                         portions  expressly  incorporated  by
                         reference in this Form 10-K are to be deemed "filed" with the Securities and Exchange Commission.)

       (A) 23.3     --   Consent of Independent Public Accountants.

       (A) 99       --   Letter to Securities and Exchange Commission

       (A)          --   Provided herein in electronic format as an exhibit.

       (B)          --   Management  contract or compensatory  plan contract or
                         arrangement  filed pursuant to Item
                         601 of Regulation S-K.

                         Pursuant to Rule 14a-3(10) of the Securities Exchange Act of 1934, the Company will furnish any exhibit in this Report upon the payment of the Company's expenses in furnishing such exhibit.

3.   Exhibits - Common Exhibits to CEI and TE

Exhibit
Number
------

       2(a)         --   Agreement and Plan of Merger between Ohio Edison and
                         Centerior Energy dated as of September 13, 1996
                         (Exhibit (2)-1, Form S-4 File No. 333-21011, filed by
                         FirstEnergy).

       2(b)         --   Merger  Agreement by and among  Centerior  Acquisition
                         Corp.,  FirstEnergy  and Centerior (Exhibit (2)-3, Form
                         S-4 File No. 333-21011, filed by FirstEnergy).

       4(a)         --   Rights Agreement (Exhibit 4, June 25, 1996 Form 8-K,
                         File Nos. 1-9130, 1-2323 and 1-3583).

       4(b)(1)      --   Form of Note Indenture between Cleveland Electric,
                         Toledo Edison and The Chase Manhattan Bank, as Trustee dated as of June 13, 1997 (Exhibit 4(c), Form S-4 File
                         No. 333-35931, filed by Cleveland Electric and Toledo
                         Edison).

       4(b)(2)      --   Form of First Supplemental Note Indenture between
                         Cleveland Electric, Toledo Edison and The Chase
                         Manhattan Bank, as Trustee dated as of June 13, 1997
                         (Exhibit 4(d), Form S-4 File No. 333-35931, filed by
                         Cleveland Electric and Toledo Edison).

       10b(1)(a)    --   CAPCO Administration Agreement dated November 1,
                         1971, as of September 14, 1967, among the CAPCO Group members regarding the organization and procedures for implementing the objectives of the CAPCO Group (Exhibit
                         5(p), Amendment No. 1, File No. 2-42230, filed by
                         Cleveland Electric).

       10b(1)(b)    --   Amendment No. 1, dated January 4, 1974, to CAPCO
                         Administration Agreement among the CAPCO Group members
                         (Exhibit 5(c)(3), File No. 2-68906, filed by Ohio
                         Edison).

       10b(2)       --   CAPCO Transmission Facilities Agreement dated
                         November 1, 1971, as of September 14, 1967, among the
                         CAPCO Group members regarding the installation, operation and maintenance of transmission facilities to carry out the objectives of the CAPCO Group (Exhibit
                         5(q), Amendment No. 1, File No. 2-42230, filed by
                         Cleveland Electric).

       10b(2)(1)    --   Amendment No. 1 to CAPCO Transmission  Facilities
                         Agreement, dated December 23, 1993 and effective as of January 1, 1993, among the CAPCO Group members regarding requirements for payment of invoices at specified times, for payment of interest on non-timely paid invoices, for restricting adjustment of invoices after a four-year period, and for revising the method for computing the Investment Responsibility charge for use of a member's transmission facilities (Exhibit 10b(2)(1),
                         1993 Form 10-K,  File Nos. 1-9130, 1-2323 and 1-3583).

       10b(3)       --   CAPCO Basic Operating Agreement As Amended January
                         1, 1993 among the CAPCO Group members regarding coordinated operation of the members' systems (Exhibit
                         10b(3), 1993 Form 10-K, File Nos. 1-9130, 1-2323 and
                         1-3583).

       10b(4)       --   Agreement for the Termination or Construction of
                         Certain Agreement By and Among the CAPCO Group members, dated December 23, 1993 and effective as of September
                         1, 1980 (Exhibit 10b(4), 1993 Form 10-K, File Nos.
                         1-9130, 1-2323 and 1-3583).

       10b(5)       --   Construction Agreement, dated July 22, 1974, among
                         the CAPCO Group members and relating to the Perry
                         Nuclear Plant (Exhibit 5 (yy), File No. 2-52251, filed by Toledo Edison).

       10b(6)       --   Contract, dated as of December 5, 1975, among the
                         CAPCO Group members for the construction of Beaver
                         Valley Unit No. 2 (Exhibit 5 (g), File No. 2-52996, filed by Cleveland Electric).

       10b(7)       --   Amendment No. 1, dated May 1, 1977, to Contract,
                         dated as of December 5, 1975, among the CAPCO Group members for the construction of Beaver Valley Unit No.
                         2 (Exhibit 5(d)(4), File No. 2-60109, filed by Ohio
                         Edison).

       10d(1)(a)    --   Form of Collateral Trust Indenture among CTC Beaver
                         Valley Funding Corporation, Cleveland Electric, Toledo
                         Edison and Irving Trust Company, as Trustee (Exhibit
                         4(a), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

       10d(1)(b)    --   Form of Supplemental Indenture to Collateral Trust
                         Indenture constituting Exhibit 10d(1)(a) above, including form of Secured Lease Obligation bond
                         (Exhibit 4(b), File No. 33-18755, filed by Cleveland
                         Electric and Toledo Edison).

       10d(1)(c)    --   Form of Collateral Trust Indenture among Beaver
                         Valley II Funding Corporation, The Cleveland Electric
                         Illuminating Company and The Toledo Edison Company and
                         The Bank of New York, as Trustee (Exhibit (4)(a), File
                         No. 33-46665, filed by Cleveland Electric and Toledo
                         Edison).

       10d(1)(d)    --   Form of Supplemental Indenture to Collateral Trust
                         Indenture constituting Exhibit 10d(1)(c) above, including form of Secured Lease Obligation Bond
                         (Exhibit (4)(b), File No. 33-46665, filed by Cleveland
                         Electric and Toledo Edison).

       10d(2)(a)    --   Form of Collateral Trust Indenture among CTC
                         Mansfield Funding Corporation, Cleveland Electric,
                         Toledo Edison and IBJ Schroder Bank & Trust Company, as
                         Trustee (Exhibit 4(a), File No. 33-20128, filed by
                         Cleveland Electric and Toledo Edison).

       10d(2)(b)    --   Form of Supplemental Indenture to Collateral Trust
                         Indenture constituting Exhibit 10d(2)(a) above, including forms of Secured Lease Obligation bonds
                         (Exhibit 4(b), File No. 33-20128, filed by Cleveland
                         Electric and Toledo Edison).

       10d(3)(a)    --   Form of Facility Lease dated as of September 15,
                         1987 between The First National Bank of Boston, as
                         Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the limited partnership Owner
                         Participant named therein, Lessor, and Cleveland
                         Electric and Toledo Edison, Lessee (Exhibit 4(c), File
                         No. 33-18755, filed by Cleveland Electric and Toledo
                         Edison).

       10d(3)(b)    --   Form of Amendment No. 1 to Facility Lease
                         constituting Exhibit 10d(3)(a) above (Exhibit 4(e),
                         File No. 33-18755, filed by Cleveland Electric and
                         Toledo Edison).

       10d(4)(a)    --   Form of Facility Lease dated as of September 15,
                         1987 between The First National Bank of Boston, as
                         Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the corporate Owner Participant named therein, Lessor, and Cleveland Electric and Toledo Edison, Lessees (Exhibit 4(d), File No.
                         33-18755, filed by Cleveland Electric and Toledo
                         Edison).

       10d(4)(b)    --   Form of Amendment No. 1 to Facility Lease
                         constituting Exhibit 10d(4)(a) above (Exhibit 4(f),
                         File No. 33-18755, filed by Cleveland Electric and
                         Toledo Edison).

       10d(5)(a)    --   Form of Facility Lease dated as of September 30,
                         1987 between Meridian Trust Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Lessor, and Cleveland Electric and Toledo Edison, Lessees (Exhibit
                         4(c), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

       10d(5)(b)    --   Form of Amendment No. 1 to the Facility Lease
                         constituting Exhibit 10d(5)(a) above (Exhibit 4(f),
                         File No. 33-20128, filed by Cleveland Electric and
                         Toledo Edison).

       10d(6)(a)    --   Form of Participation Agreement dated as of
                         September 15, 1987 among the limited partnership Owner
                         Participant named therein, the Original Loan
                         Participants listed in Schedule 1 thereto, as Original
                         Loan Participants, CTC Beaver Valley Fund Corporation, as Funding Corporation, The First National Bank of
                         Boston, as Owner Trustee, Irving Trust Company, as
                         Indenture Trustee, and Cleveland Electric and Toledo
                         Edison, as Lessees (Exhibit 28(a), File No. 33-18755, filed by Cleveland Electric And Toledo Edison).

       10d(6)(b)    --   Form of Amendment No. 1 to Participation Agreement
                         constituting Exhibit 10d(6)(a) above (Exhibit 28(c),
                         File No. 33-18755, filed by Cleveland Electric and
                         Toledo Edison).

       10d(7)(a)    --   Form of Participation Agreement dated as of
                         September 15, 1987 among the corporate Owner
                         Participant named therein, the Original Loan
                         Participants listed in Schedule 1 thereto, as Owner
                         Loan Participants, CTC Beaver Valley Funding
                         Corporation, as Funding Corporation, The First National
                         Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Cleveland Electric and Toledo
                         Edison, as Lessees (Exhibit 28(b), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

       10d(7)(b)    --   Form of Amendment No. 1 to Participation Agreement
                         constituting Exhibit 10d(7)(a) above (Exhibit 28(d),
                         File No. 33-18755, filed by Cleveland Electric and
                         Toledo Edison).

       10d(8)(a)    --   Form of Participation Agreement dated as of
                         September 30, 1987 among the Owner Participant named therein, the Original Loan Participants listed in
                         Schedule II thereto, as Owner Loan Participants, CTC
                         Mansfield Funding Corporation, Meridian Trust Company, as Owner Trustee, IBJ Schroder Bank & Trust Company, as
                         Indenture Trustee, and Cleveland Electric and Toledo
                         Edison, as Lessees (Exhibit 28(a), File No. 33-0128, filed by Cleveland Electric and Toledo Edison).

       10d(8)(b)    --   Form of Amendment No. 1 to the Participation
                         Agreement constituting Exhibit 10d(8)(a) above (Exhibit
                         28(b), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

       10d(9)       --   Form of Ground Lease dated as of September 15, 1987
                         between Toledo Edison, Ground Lessor, and The First
                         National Bank of Boston, as Owner Trustee under a Trust
                         Agreement dated as of September 15, 1987 with the Owner
                         Participant named therein, Tenant (Exhibit 28(e), File
                         No. 33-18755, filed by Cleveland Electric and Toledo
                         Edison).

       10d(10)      --   Form of Site Lease dated as of September 30, 1987
                         between Toledo Edison, Lessor, and Meridian Trust
                         Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Tenant (Exhibit 28(c), File No.
                         33-20128, filed by Cleveland Electric and Toledo
                         Edison).

       10d(11)      --   Form of Site Lease dated as of September 30, 1987
                         between Cleveland Electric, Lessor, and Meridian Trust
                         Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Tenant (Exhibit 28(d), File No.
                         33-20128, filed by Cleveland Electric and Toledo
                         Edison).

       10d(12)      --   Form of Amendment No. 1 to the Site Leases
                         constituting Exhibits 10d(10) and 10d(11) above
                         (Exhibit 4(f), File No. 33-20128, filed by Cleveland
                         Electric and Toledo Edison).

       10d(13)      --   Form of Assignment, Assumption and Further Agreement
                         dated as of September 15, 1987 among The First National
                         Bank of Boston, as Owner Trustee under a Trust
                         Agreement dated as of September 15, 1987 with the Owner
                         Participant named therein, Cleveland Electric,
                         Duquesne, Ohio Edison, Pennsylvania Power and Toledo
                         Edison (Exhibit 28(f), File No. 33-18755, filed by
                         Cleveland Electric and Toledo Edison).

       10d(14)      --   Form of Additional Support Agreement dated as of
                         September 15, 1987 between The First National Bank of
                         Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the Owner Participant named therein, and Toledo Edison (Exhibit 28(g), File
                         No. 33-18755, filed by Cleveland Electric and Toledo
                         Edison).

       10d(15)      --   Form of Support Agreement dated as of September 30,
                         1987 between Meridian Trust Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Toledo
                         Edison, Cleveland Electric, Duquesne, Ohio Edison and
                         Pennsylvania Power (Exhibit 28(e), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

       10d(16)      --   Form of Indenture, Bill of Sale, Instrument of
                         Transfer and Severance Agreement dated as of September
                         30, 1987 between Toledo Edison, Seller, and The First
                         National Bank of Boston, as Owner Trustee under a Trust
                         Agreement dated as of September 15, 1987 with the Owner
                         Participant named therein, Buyer (Exhibit 28(h), File
                         No. 33-18755, filed by Cleveland Electric and Toledo
                         Edison).

       10d(17)      --   Form of Bill of Sale, Instrument of Transfer and
                         Severance Agreement dated as of September 30, 1987 between Toledo Edison, Seller, and Meridian Trust
                         Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Buyer (Exhibit 28(f), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

       10d(18)      --   Form of Bill of Sale, Instrument of Transfer and
                         Severance Agreement dated as of September 30, 1987 between Cleveland Electric, Seller, and Meridian Trust
                         Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Buyer (Exhibit 28(g), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

       10d(19)      --   Forms of Refinancing Agreement, including exhibits
                         thereto, among the Owner Participant named therein, as Owner Participant, CTC Beaver Valley Funding
                         Corporation, as Funding Corporation, Beaver Valley II
                         Funding Corporation, as New Funding Corporation, The
                         Bank of New York, as Indenture Trustee, The Bank of New
                         York, as New Collateral Trust Trustee, and The
                         Cleveland Electric Illuminating Company and The Toledo
                         Edison Company, as Lessees (Exhibit (28)(e)(i), File
                         No. 33-46665, filed by Cleveland Electric and Toledo
                         Edison).

       10d(20)(a)   --   Form of Amendment No. 2 to Facility Lease among
                         Citicorp Lescaman, Inc., Cleveland Electric and Toledo
                         Edison (Exhibit 10(a), Form S-4 File No. 333-47651, filed by Cleveland Electric).

       10d(20)(b)   --   Form of Amendment No. 3 to Facility Lease among
                         Citicorp Lescaman, Inc., Cleveland Electric and Toledo
                         Edison (Exhibit 10(b), Form S-4 File No. 333-47651, filed by Cleveland Electric).

       10d(21)(a)   --   Form of Amendment No. 2 to Facility Lease among US
                         West Financial Services, Inc., Cleveland Electric and
                         Toledo Edison (Exhibit 10(c), Form S-4 File No.
                         333-47651, filed by Cleveland Electric).

       10d(21)(b)   --   Form of Amendment No. 3 to Facility Lease among US
                         West Financial Services, Inc., Cleveland Electric and
                         Toledo Edison (Exhibit 10(d), Form S-4 File No.
                         333-47651, filed by Cleveland Electric).

       10d(22)      --   Form of Amendment No. 2 to Facility Lease among
                         Midwest Power Company, Cleveland Electric and Toledo
                         Edison (Exhibit 10(e), Form S-4 File No. 333-47651, filed by Cleveland Electric).

       10e(1)       --   Centerior   Energy   Corporation   Equity
                         Compensation   Plan   (Exhibit 99,   Form S-8,
                         File No. 33-59635).

3.   Exhibits - Cleveland Electric Illuminating (CEI)

       3a           --   Amended Articles of Incorporation of CEI, as amended,
                          effective May 28, 1993 (Exhibit 3a,
                         1993 Form 10-K, File No. 1-2323).

       3b           --   Regulations  of CEI,  dated  April 29,  1981,  as
                         amended  effective  October 1,  1988 and April 24, 1990
                         (Exhibit 3b, 1990 Form 10-K, File No. 1-2323).

       (A)3c        --   Amended and Restated Code of Regulations, dated March
                         15, 2002.

       (B)4b(1)     --   Mortgage and Deed of Trust between CEI and Guaranty
                         Trust Company of New York (now The Chase Manhattan Bank
                         (National Association)), as Trustee, dated July 1, 1940
                         (Exhibit 7(a), File No. 2-4450).

                         Supplemental Indentures between CEI and the Trustee, supplemental to Exhibit 4b(1), dated as follows:

       4b(2)        --   July 1, 1940 (Exhibit 7(b), File No. 2-4450).
       4b(3)        --   August 18, 1944 (Exhibit 4(c), File No. 2-9887).
       4b(4)        --   December 1, 1947 (Exhibit 7(d), File No. 2-7306).
       4b(5)        --   September 1, 1950 (Exhibit 7(c), File No. 2-8587).
       4b(6)        --   June 1, 1951 (Exhibit 7(f), File No. 2-8994).
       4b(7)        --   May 1, 1954 (Exhibit 4(d), File No. 2-10830).
       4b(8)        --   March 1, 1958 (Exhibit 2(a)(4), File No. 2-13839).
       4b(9)        --   April 1, 1959 (Exhibit 2(a)(4), File No. 2-14753).
       4b(10)       --   December 20, 1967 (Exhibit 2(a)(4), File No. 2-30759).
       4b(11)       --   January 15, 1969 (Exhibit 2(a)(5), File No. 2-30759).
       4b(12)       --   November 1, 1969 (Exhibit 2(a)(4), File No. 2-35008).
       4b(13)       --   June 1, 1970 (Exhibit 2(a)(4), File No. 2-37235).
       4b(14)       --   November 15, 1970 (Exhibit 2(a)(4), File No. 2-38460).
       4b(15)       --   May 1, 1974 (Exhibit 2(a)(4), File No. 2-50537).
       4b(16)       --   April 15, 1975 (Exhibit 2(a)(4), File No. 2-52995).
       4b(17)       --   April 16, 1975 (Exhibit 2(a)(4), File No. 2-53309).
       4b(18)       --   May 28, 1975 (Exhibit 2(c), June 5, 1975 Form 8-A, File
                         No. 1-2323).
       4b(19)       --   February 1, 1976 (Exhibit 3(d)(6), 1975 Form 10 K, File
                         No. 1-2323).
       4b(20)       --   November 23, 1976 (Exhibit 2(a)(4), File No. 2-57375).
       4b(21)       --   July 26, 1977 (Exhibit 2(a)(4), File No. 2-59401).
       4b(22)       --   September  7, 1977 (Exhibit 2(a)(5), File No. 2-67221).
       4b(23)       --   May 1, 1978 (Exhibit 2(b), June 30, 1978 Form 10-Q,
                         File No. 1-2323).
       4b(24)       --   September 1, 1979 (Exhibit 2(a), September 30, 1979
                         Form 10-Q, File No. 1-2323).
       4b(25)       --   April 1, 1980 (Exhibit 4(a)(2), September 30, 1980 Form
                         10-Q, File No. 1-2323).
       4b(26)       --   April 15, 1980 (Exhibit 4(b), September 30, 1980 Form
                         10-Q, File No. 1-2323).
       4b(27)       --   May 28, 1980 (Exhibit 2(a)(4), Amendment No. 1, File
                         No. 2-67221).
       4b(28)       --   June 9, 1980 (Exhibit 4(d), September 30, 1980 Form
                         10-Q, File No. 1-2323).
       4b(29)       --   December 1, 1980 (Exhibit 4(b)(29), 1980 Form 10-K,
                         File No. 1-2323).
       4b(30)       --   July 28, 1981 (Exhibit 4(a), September 30, 1981, Form
                         10-Q, File No. 1-2323).
       4b(31)       --   August 1, 1981 (Exhibit 4(b), September 30, 1981, Form
                         10-Q, File No. 1-2323).
       4b(32)       --   March 1, 1982 (Exhibit 4(b)(3), Amendment No. 1, File
                         No. 2-76029).
       4b(33)       --   July 15, 1982 (Exhibit 4(a), September 30, 1982 Form
                         10-Q, File No. 1-2323).
       4b(34)       --   September 1, 1982 (Exhibit 4(a)(1), September 30, 1982
                         Form 10-Q, File No. 1-2323).
       4b(35)       --   November 1, 1982 (Exhibit  (a)(2), September 30, 1982
                         Form 10-Q, File No. 1-2323).
       4b(36)       --   November 15, 1982 (Exhibit 4(b)(36), 1982 Form 10-K,
                         File No. 1-2323).
       4b(37)       --   May 24, 1983 (Exhibit 4(a), June 30, 1983 Form 10-Q,
                         File No. 1-2323).
       4b(38)       --   May 1, 1984 (Exhibit 4, June 30, 1984 Form 10-Q, File
                         No. 1-2323).
       4b(39)       --   May 23, 1984 (Exhibit 4, May 22, 1984 Form 8-K, File
                         No. 1-2323).
       4b(40)       --   June 27, 1984 (Exhibit 4, June 11, 1984 Form 8-K, File
                         No. 1-2323).
       4b(41)       --   September 4, 1984 (Exhibit 4b(41), 1984 Form 10-K, File
                         No. 1-2323).
       4b(42)       --   November 14, 1984 (Exhibit 4b(42), 1984 Form 10 K, File
                         No. 1-2323).
       4b(43)       --   November 15, 1984 (Exhibit 4b(43), 1984 Form 10-K, File
                         No. 1-2323).
       4b(44)       --   April 15, 1985 (Exhibit 4(a), May 8, 1985 Form 8-K,
                         File No. 1-2323).
       4b(45)       --   May 28, 1985 (Exhibit 4(b), May 8, 1985 Form 8-K, File
                         No. 1-2323).
       4b(46)       --   August 1, 1985 (Exhibit 4, September 30, 1985 Form
                         10-Q, File No. 1-2323).
       4b(47)       --   September 1, 1985 (Exhibit 4, September 30, 1985 Form
                         8-K, File No. 1-2323).
       4b(48)       --   November 1, 1985 (Exhibit 4, January 31, 1986 Form 8-K,
                         File No. 1-2323).
       4b(49)       --   April 15, 1986 (Exhibit 4, March 31, 1986 Form 10-Q,
                         File No. 1-2323).
       4b(50)       --   May 14, 1986 (Exhibit 4(a), June 30, 1986 Form 10-Q,
                         File No. 1-2323).
       4b(51)       --   May 15, 1986 (Exhibit 4(b), June 30, 1986 Form 10-Q,
                         File No. 1-2323).
       4b(52)       --   February 25, 1987 (Exhibit 4b(52), 1986 Form 10-K, File
                         No. 1-2323).
       4b(53)       --   October 15, 1987 (Exhibit 4, September 30, 1987 Form 10
                         -Q, File No. 1-2323).
       4b(54)       --   February 24, 1988 (Exhibit 4b(54), 1987 Form 10-K, File
                         No. 1-2323).
       4b(55)       --   September 15, 1988 (Exhibit 4b(55), 1988 Form 10-K,
                         File No. 1-2323).
       4b(56)       --   May 15, 1989 (Exhibit 4(a)(2)(i), File No. 33-32724).
       4b(57)       --   June 13, 1989 (Exhibit 4(a)(2)(ii), File No. 33-32724).
       4b(58)       --   October 15, 1989 (Exhibit 4(a)(2)(iii), File No.
                         33-32724).
       4b(59)       --   January 1, 1990 (Exhibit 4b(59), 1989 Form 10-K, File
                         No. 1-2323).
       4b(60)       --   June 1, 1990 (Exhibit 4(a). September 30, 1990 Form
                         10-Q, File No. 1-2323).
       4b(61)       --   August 1, 1990 (Exhibit 4(b), September 30, 1990 Form
                         10-Q, File No. 1-2323).
       4b(62)       --   May 1, 1991 (Exhibit 4(a), June 30, 1991 Form 10-Q,
                         File No. 1-2323).
       4b(63)       --   May 1, 1992 (Exhibit 4(a)(3), File No. 33-48845).
       4b(64)       --   July 31, 1992 (Exhibit 4(a)(3), File No. 33-57292).
       4b(65)       --   January 1, 1993 (Exhibit 4b(65), 1992 Form 10-K, File
                         No. 1-2323).
       4b(66)       --   February 1, 1993 (Exhibit 4b(66), 1992 Form 10-K, File
                         No. 1-2323).
       4b(67)       --   May 20, 1993 (Exhibit 4(a), July 14, 1993 Form 8-K,
                         File No. 1-2323).
       4b(68)       --   June 1, 1993 (Exhibit 4(b), July 14, 1993 Form 8-K,
                         File No. 1-2323).
       4b(69)       --   September 15, 1994 (Exhibit 4(a), September 30, 1994
                         Form 10-Q, File No. 1-2323).
       4b(70)       --   May 1, 1995 (Exhibit 4(a), September 30, 1995 Form
                         10-Q, File No. 1-2323).
       4b(71)       --   May 2, 1995 (Exhibit 4(b), September 30, 1995 Form
                         10-Q, File No. 1-2323).
       4b(72)       --   June 1, 1995 (Exhibit 4(c), September 30, 1995 Form
                         10-Q, File No. 1-2323).
       4b(73)       --   July 15, 1995 (Exhibit 4b(73), 1995 Form 10-K, File No.
                         1-2323).
       4b(74)       --   August 1, 1995 (Exhibit 4b(74), 1995 Form 10-K, File
                         No. 1-2323).
       4b(75)       --   June 15, 1997 (Exhibit 4(a), Form S-4 File No.
                         333-35931,  filed by Cleveland Electric and
                         Toledo Edison).
       4b(76)       --   October 15, 1997 (Exhibit 4(a), Form S-4 File No.
                         333-47651, filed by Cleveland Electric).
       4b(77)       --   June 1, 1998 (Exhibit 4b(77), Form S-4 File No.
                         333-72891).
       4b(78)       --   October 1, 1998 (Exhibit 4b(78), Form S-4 File No.
                         333-72891).
       4b(79)       --   October 1, 1998 (Exhibit 4b(79), Form S-4 File No.
                         333-72891).
       4b(80)       --   February 24, 1999 (Exhibit 4b(80), Form S-4 File No.
                         333-72891).
       4b(81)       --   September 29, 1999. (Exhibit 4b(81), 1999 Form 10-K,
                         File No. 1-2323).
       4b(82)       --   January 15, 2000. (Exhibit 4b(82), 1999 Form 10-K,
                         File No. 1-2323).

       4d           --   Form of Note  Indenture  between  Cleveland  Electric
                          and The Chase  Manhattan  Bank,  as
                         Trustee dated as of October 24, 1997 (Exhibit 4(b),
                         Form S-4 File No. 333-47651, filed by
                         Cleveland Electric).

       4d(1)        --   Form of Supplemental Note Indenture between
                         Cleveland Electric and The Chase Manhattan Bank, as
                         Trustee dated as of October 24, 1997 (Exhibit 4(c),
                         Form S-4 File No. 333-47651, filed by Cleveland
                         Electric).

       10-1         --   Administration   Agreement   between  the  CAPCO  Group
                         dated  as  of   September 14,   1967.
                         (Registration No. 2-43102, Exhibit 5(c)(2).)

       10-2         --   Amendment  No. 1 dated  January 4,  1974 to
                         Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No.
                         2-68906, Exhibit 5(c)(3).)

       10-3         --   Transmission  Facilities  Agreement  between the CAPCO
                         Group  dated as of  September 14,  1967.
                         (Registration No. 2-43102, Exhibit 5(c)(3).)

       10-4         --   Amendment No. 1 dated as of January 1, 1993 to
                         Transmission Facilities Agreement between the CAPCO
                         Group dated as of September 14, 1967. (1993 Form 10-K,
                         Exhibit 10-4.)

       10-5         --   Agreement for the Termination or Construction of
                         Certain Agreements effective September 1, 1980, October
                         15, 1997 (Exhibit 4(a), Form S-4 File No. 333-47651,
                         filed by Cleveland Electric).

       (A)12.3      --   Consolidated fixed charge ratios.

       (A)13.2      --   2001 Annual Report to Stockholders. (Only those
                         portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

       (A)21.2      --   List of Subsidiaries of the Registrant at December 31,
                         2001.

       (A)23.2      --   Consent of Independent Public Accountants.

       (A) 99       --   Letter to Securities and Exchange Commission

       (A)          --   Provided herein in electronic format as an exhibit.

       (B)          --   Pursuant to paragraph  (b)(4)(iii)(A)  of Item 601 of
                         Regulation S-K, CEI has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of CEI, but hereby agrees to furnish to the Commission on request any such instruments.

3.   Exhibits - Toledo Edison (TE)

Exhibit
Number
------

       3a           --   Amended  Articles  of  Incorporation  of  TE,  as
                         amended   effective   October 2,   1992
                         (Exhibit 3a, 1992 Form 10-K, File No. 1-3583).

       (A)3b        --   Amended and Restated Code of Regulations, dated March
                         15, 2002.

       (B)4b(1)     --   Indenture, dated as of April 1, 1947, between TE and
                         The Chase National Bank of the City of New York (now
                         The Chase Manhattan Bank (National Association))
                         (Exhibit 2(b), File No. 2-26908).

       4b(2)        --   September 1, 1948 (Exhibit 2(d), File No. 2-26908).
       4b(3)        --   April 1, 1949 (Exhibit 2(e), File No. 2-26908).
       4b(4)        --   December 1, 1950 (Exhibit 2(f), File No. 2-26908).
       4b(5)        --   March 1, 1954 (Exhibit 2(g), File No. 2-26908).
       4b(6)        --   February 1, 1956 (Exhibit 2(h), File No. 2-26908).
       4b(7)        --   May 1, 1958 (Exhibit 5(g), File No. 2-59794).
       4b(8)        --   August 1, 1967 (Exhibit 2(c), File No. 2-26908).
       4b(9)        --   November 1, 1970 (Exhibit 2(c), File No. 2-38569).
       4b(10)       --   August 1, 1972 (Exhibit 2(c), File No. 2-44873).
       4b(11)       --   November 1, 1973 (Exhibit 2(c), File No. 2-49428).
       4b(12)       --   July 1, 1974 (Exhibit 2(c), File No. 2-51429).
       4b(13)       --   October 1, 1975 (Exhibit 2(c), File No. 2-54627).
       4b(14)       --   June 1, 1976 (Exhibit 2(c), File No. 2-56396).
       4b(15)       --   October 1, 1978 (Exhibit 2(c), File No. 2-62568).
       4b(16)       --   September 1, 1979 (Exhibit 2(c), File No. 2-65350).
       4b(17)       --   September 1, 1980 (Exhibit 4(s), File No. 2-69190).
       4b(18)       --   October 1, 1980 (Exhibit 4(c), File No. 2-69190).
       4b(19)       --   April 1, 1981 (Exhibit 4(c), File No. 2-71580).
       4b(20)       --   November 1, 1981 (Exhibit 4(c), File No. 2-74485).
       4b(21)       --   June 1, 1982 (Exhibit 4(c), File No. 2-77763).
       4b(22)       --   September 1, 1982 (Exhibit 4(x), File No. 2-87323).
       4b(23)       --   April 1, 1983 (Exhibit 4(c), March 31, 1983, Form 10-Q,
                         File No. 1-3583).
       4b(24)       --   December 1, 1983 (Exhibit 4(x), 1983 Form 10-K, File
                         No. 1-3583).
       4b(25)       --   April 1, 1984 (Exhibit 4(c), File No. 2-90059).
       4b(26)       --   October 15, 1984 (Exhibit 4(z), 1984 Form 10-K, File
                         No. 1-3583).
       4b(27)       --   October 15, 1984 (Exhibit 4(aa), 1984 Form 10-K, File
                         No. 1-3583).
       4b(28)       --   August 1, 1985 (Exhibit 4(dd), File No. 33-1689).
       4b(29)       --   August 1, 1985 (Exhibit 4(ee), File No. 33-1689).
       4b(30)       --   December 1, 1985 (Exhibit 4(c), File No. 33-1689).
       4b(31)       --   March 1, 1986 (Exhibit 4b(31), 1986 Form 10-K, File No.
                         1-3583).
       4b(32)       --   October 15, 1987 (Exhibit 4, September 30, 1987 Form
                         10-Q, File No. 1-3583).
       4b(33)       --   September 15, 1988 (Exhibit 4b(33), 1988 Form 10-K,
                         File No. 1-3583).
       4b(34)       --   June 15, 1989 (Exhibit 4b(34), 1989 Form 10-K, File No.
                         1-3583).
       4b(35)       --   October 15, 1989 (Exhibit 4b(35), 1989 Form 10-K, File
                         No. 1-3583).
       4b(36)       --   May 15, 1990 (Exhibit 4, June 30, 1990 Form 10-Q, File
                         No. 1-3583).
       4b(37)       --   March 1, 1991 (Exhibit 4(b), June 30, 1991 Form 10-Q,
                         File No. 1-3583).
       4b(38)       --   May 1, 1992 (Exhibit 4(a)(3), File No. 33-48844).
       4b(39)       --   August 1, 1992 (Exhibit 4b(39), 1992 Form 10-K, File
                         No. 1-3583).
       4b(40)       --   October 1, 1992 (Exhibit 4b(40), 1992 Form 10-K, File
                         No. 1-3583).
       4b(41)       --   January 1, 1993 (Exhibit 4b(41), 1992 Form 10-K, File
                         No. 1-3583).
       4b(42)       --   September 15, 1994 (Exhibit 4(b), September 30, 1994
                         Form 10-Q, File No. 1-3583).
       4b(43)       --   May 1, 1995 (Exhibit 4(d), September 30, 1995 Form
                         10-Q, File No. 1-3583).
       4b(44)       --   June 1, 1995 (Exhibit 4(e), September 30, 1995 Form
                         10-Q, File No. 1-3583).
       4b(45)       --   July 14, 1995 (Exhibit 4(f), September 30, 1995 Form
                         10-Q, File No. 1-3583).
       4b(46)       --   July 15, 1995 (Exhibit 4(g), September 30, 1995 Form
                         10-Q, File No. 1-3583).
       4b(47)       --   August 1, 1997 (Exhibit 4b(47), 1998 Form 10-K, File
                         No. 1-3583).
       4b(48)       --   June 1, 1998 (Exhibit 4b (48), 1998 Form 10-K, File No.
                         1-3583).
       4b(49)       --   January 15, 2000 (Exhibit 4b(49), 1999 Form 10-K, File
                         No.  1-3583).
       4b(50)       --   May 1, 2000 (Exhibit 4b(50), 2000 Form 10-K, File No.
                         1-3583).
       4b(51)       --   September 1, 2000

       (A) 12.4     --   Consolidated fixed charge ratios.

       (A) 13.3     --   2001  Annual  Report to  Stockholders.  (Only those
                         portions  expressly  incorporated  by
                         reference in this Form 10-K are to be deemed "filed" with the SEC.)

       (A) 21.3     --   List of Subsidiaries of the Registrant at December 31,
                         2001.

       (A) 99       --   Letter to Securities and Exchange Commission

       (A)          --   Provided herein in electronic format as an exhibit.

       (B)          --   Pursuant to paragraph  (b)(4)(iii)(A)  of Item 601 of
                         Regulation S-K, TE has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of TE, but hereby agrees to furnish to the Commission on request any such instruments.

3.   Exhibits - Combined Exhibits for JCP&L, Met-Ed and Penelec

Exhibit
Number
------

           3-A      --   Restated Certificate of Incorporation of JCP&L, as
                         amended - Incorporated by reference to Exhibit 3-A, 1990 Annual Report on Form 10-K, SEC File No. 1-3141.

           3-A-1    --   Certificate of Amendment to Restated Certificate of
                         Incorporation of JCP&L, dated June 19, 1992 -
                         Incorporated by reference to Exhibit A-2(a), Certificate Pursuant to Rule 24, SEC File No. 70-7949.

           3-A-2    --   Certificate of Amendment to Restated Certificate of
                         Incorporation of JCP&L, dated June 19, 1992 -
                         Incorporated by reference to Exhibit A-2(a)(i), Certificate Pursuant to Rule 24, SEC File No. 70-7949.

           3-B      --   By-Laws of JCP&L, as amended May 25, 1993 -
                         Incorporated by reference to Exhibit 3-B, 1993 Annual
                         Report on Form 10-K, SEC File No. 1-3141.

           3-C      --   Restated Articles of Incorporation of Met-Ed, dated
                         March 8, 1999 - Incorporated by reference to Exhibit
                         3-E, 1999 Annual Report on Form 10-K, SEC File No.
                         1-446.

           3-D      --   By-Laws of Met-Ed as amended May 16, 2000.

           3-E      --   Restated Articles of Incorporation of Penelec, dated
                         March 8, 1999 - Incorporated by reference to Exhibit
                         3-G, 1999 Annual Report on Form 10-K, SEC File No.
                         1-3522.

           3-F      --   By-Laws of Penelec as amended May 16, 2000.

           4-A      --   Indenture of JCP&L, dated March 1, 1946, between
                         JCP&L and United States Trust Company of New York,
                         Successor Trustee, as amended and supplemented by eight supplemental indentures dated December 1, 1948 through June 1, 1960 - Incorporated by reference to JCP&L's
                         Instruments of Indebtedness Nos. 1 to 7, inclusive, and
                         9 and 10 filed as part of Amendment No. 1 to 1959
                         Annual Report of GPU on Form U5S, SEC File Nos. 30-126 and 1-3292.

           4-A-1    --   Ninth Supplemental  Indenture of JCP&L, dated November
                         1, 1962 - Incorporated by reference
                         to Exhibit 2-C, Registration No. 2-20732.

           4-A-2    --   Tenth  Supplemental  Indenture of JCP&L, dated October
                         1, 1963 - Incorporated by reference
                         to Exhibit 2-C, Registration No. 2-21645.

           4-A-3    --   Eleventh  Supplemental  Indenture  of  JCP&L,  dated
                         October  1, 1964 -  Incorporated  by
                         reference to Exhibit 5-A-3, Registration No. 2-59785.

           4-A-4    --   Twelfth  Supplemental  Indenture  of  JCP&L,  dated
                         November  1, 1965 -  Incorporated  by
                         reference to Exhibit 5-A-4, Registration No. 2-59785.

           4-A-5    --   Thirteenth  Supplemental  Indenture  of JCP&L,  dated
                         August 1,  1966 -  Incorporated  by
                         reference to Exhibit 4-C, Registration No. 2-25124.

           4-A-6    --   Fourteenth  Supplemental  Indenture of JCP&L,  dated
                         September 1, 1967 - Incorporated  by
                         reference to Exhibit 5-A-6, Registration No. 2-59785.

           4-A-7    --   Fifteenth  Supplemental  Indenture  of JCP&L,  dated
                         October  1, 1968 -  Incorporated  by
                         reference to Exhibit 5-A-7, Registration No. 2-59785.

           4-A-8    --   Sixteenth  Supplemental  Indenture  of JCP&L,  dated
                         October  1, 1969 -  Incorporated  by
                         reference to Exhibit 5-A-8, Registration No. 2-59785.

           4-A-9    --   Seventeenth  Supplemental  Indenture  of  JCP&L,  dated
                         June 1,  1970 -  Incorporated  by
                         reference to Exhibit 5-A-9, Registration No. 2-59785.

           4-A-10   --   Eighteenth  Supplemental  Indenture of JCP&L,  dated
                         December 1, 1970 -  Incorporated  by
                         reference to Exhibit 5-A-10, Registration No. 2-59785.

           4-A-11   --   Nineteenth  Supplemental  Indenture of JCP&L,  dated
                         February 1, 1971 -  Incorporated  by
                         reference to Exhibit 5-A-11, Registration No. 2-59785.

           4-A-12   --   Twentieth  Supplemental  Indenture  of JCP&L,  dated
                         November 1, 1971 -  Incorporated  by
                         reference to Exhibit 5-A-12, Registration No. 2-59875.

           4-A-13   --   Twenty-first  Supplemental  Indenture  of JCP&L,  dated
                         August 1, 1972 -  Incorporated  by
                         reference to Exhibit 5-A-13, Registration No. 2-59785.

           4-A-14   --   Twenty-second  Supplemental  Indenture of JCP&L,  dated
                         August 1, 1973 -  Incorporated  by
                         reference to Exhibit 5-A-14, Registration No. 2-59785.

           4-A-15   --   Twenty-third  Supplemental  Indenture of JCP&L,  dated
                         October 1, 1973 -  Incorporated  by
                         reference to Exhibit 5-A-15, Registration No. 2-59785.

           4-A-16   --   Twenty-fourth  Supplemental  Indenture of JCP&L,  dated
                         December 1, 1973 - Incorporated by
                         reference to Exhibit 5-A-16, Registration No. 2-59785.

           4-A-17   --   Twenty-fifth  Supplemental  Indenture of JCP&L,  dated
                         November 1, 1974 - Incorporated  by
                         reference to Exhibit 5-A-17, Registration No. 2-59785.

           4-A-18   --   Twenty-sixth  Supplemental  Indenture  of JCP&L,  dated
                         March 1, 1975 -  Incorporated  by
                         reference to Exhibit 5-A-18, Registration No. 2-59785.

           4-A-19   --   Twenty-seventh  Supplemental  Indenture  of JCP&L,
                         dated July 1, 1975 -  Incorporated  by
                         reference to Exhibit 5-A-19, Registration No. 2-59785.

           4-A-20   --   Twenty-eighth  Supplemental  Indenture of JCP&L,
                         dated October 1, 1975 - Incorporated by reference to Exhibit 5-A-20, Registration No. 2-59785.

           4-A-21   --   Twenty-ninth  Supplemental  Indenture of JCP&L, dated
                         February 1, 1976 - Incorporated  by
                         reference to Exhibit 5-A-21, Registration No. 2-59785.

           4-A-22   --   Supplemental  Indenture No. 29A of JCP&L,  dated May
                         31, 1976 - Incorporated  by reference
                         to Exhibit 5-A-22, Registration No. 2-59785.

           4-A-23   --   Thirtieth  Supplemental Indenture of JCP&L, dated June
                         1, 1976 - Incorporated by reference
                         to Exhibit 5-A-23, Registration No. 2-59785.

           4-A-24   --   Thirty-first  Supplemental  Indenture  of  JCP&L,
                         dated  May 1,  1977 -  Incorporated  by
                         reference to Exhibit 5-A-24, Registration No. 2-59785.

           4-A-25   --   Thirty-second  Supplemental  Indenture of JCP&L,
                         dated January 20, 1978 - Incorporated by reference to Exhibit 5-A-25, Registration No. 2-60438.

           4-A-26   --   Thirty-third Supplemental Indenture of JCP&L, dated
                         January 1, 1979 - Incorporated by reference to Exhibit
                         A-20(b), Certificate Pursuant to Rule 24, SEC File No.
                         70-6242.

           4-A-27   --   Thirty-fourth Supplemental Indenture of JCP&L, dated
                         June 1, 1979 - Incorporated by reference to Exhibit
                         A-28, Certificate Pursuant to Rule 24, SEC File No.
                         70-6290.

           4-A-28   --   Thirty-sixth Supplemental Indenture of JCP&L, dated
                         October 1, 1979 - Incorporated by reference to Exhibit
                         A-30, Certificate Pursuant to Rule 24, SEC File No.
                         70-6354.

           4-A-29   --   Thirty-seventh Supplemental Indenture of JCP&L,
                         dated September 1, 1984 - Incorporated by reference to
                         Exhibit A-1(cc), Certificate Pursuant to Rule 24, SEC
                         File No. 70-7001.

           4-A-30   --   Thirty-eighth Supplemental Indenture of JCP&L, dated
                         July 1, 1985 - Incorporated by reference to Exhibit
                         A-1(dd), Certificate Pursuant to Rule 24, SEC File No.
                         70-7109.

           4-A-31   --   Thirty-ninth Supplemental Indenture of JCP&L, dated
                         April 1, 1988 - Incorporated by reference to Exhibit
                         A-1(a), Certificate Pursuant to Rule 24, SEC File No.
                         70-7263.

           4-A-32   --   Fortieth Supplemental Indenture of JCP&L, dated June
                         14, 1988 - Incorporated by reference to Exhibit
                         A-1(ff), Certificate Pursuant to Rule 24, SEC File No.
                         70-7603.

           4-A-33   --   Forty-first Supplemental Indenture of JCP&L, dated
                         April 1, 1989 - Incorporated by reference to Exhibit
                         A-1(gg), Certificate Pursuant to Rule 24, SEC File No.
                         70-7603.

           4-A-34   --   Forty-second Supplemental Indenture of JCP&L, dated
                         July 1, 1989 - Incorporated by reference to Exhibit
                         A-1(hh), Certificate Pursuant to Rule 24, SEC File No.
                         70-7603.

           4-A-35   --   Forty-third  Supplemental  Indenture  of  JCP&L,  dated
                         March 1, 1991 -  Incorporated  by
                         reference to Exhibit 4-A-35, Registration No. 33-45314.

           4-A-36   --   Forty-fourth  Supplemental  Indenture  of JCP&L,  dated
                         March 1, 1992 -  Incorporated  by
                         reference to Exhibit 4-A-36, Registration No. 33-49405.

           4-A-37   --   Forty-fifth  Supplemental  Indenture of JCP&L,  dated
                         October 1, 1992 -  Incorporated  by
                         reference to Exhibit 4-A-37, Registration No. 33-49405.

           4-A-38   --   Forty-sixth Supplemental Indenture of JCP&L, dated
                         April 1, 1993 - Incorporated by reference to Exhibit
                         C-15, 1992 Annual Report of GPU on Form U5S, SEC File
                         No. 30-126.

           4-A-39   --   Forty-seventh Supplemental Indenture of JCP&L, dated
                         April 10, 1993 - Incorporated by reference to Exhibit
                         C-16, 1992 Annual Report of GPU on Form U5S, SEC File
                         No. 30-126.

           4-A-40   --   Forty-eighth Supplemental Indenture of JCP&L, dated
                         April 15, 1993 - Incorporated by reference to Exhibit
                         C-17, 1992 Annual Report of GPU on Form U5S, SEC File
                         No. 30-126.

           4-A-41   --  Forty-ninth Supplemental Indenture of JCP&L, dated
                         October 1, 1993 - Incorporated by reference to Exhibit C-18, 1993 Annual Report of GPU on Form U5S, SEC File No. 30-126.

           4-A-42   --   Fiftieth Supplemental Indenture of JCP&L, dated
                         August 1, 1994 - Incorporated by reference to Exhibit
                         C-19, 1994 Annual Report of GPU on Form U5S, SEC File
                         No. 30-126.

           4-A-43   --   Fifty-first Supplemental Indenture of JCP&L, dated
                         August 15, 1996 - Incorporated by reference to Exhibit
                         4-A-43, 1996 Annual Report on Form 10-K, SEC File No.
                         1-6047.

           4-A-44   --   Fifty-second  Supplemental  Indenture  of  JCP&L,
                         dated  July 1, 1999 -  Incorporated  by
                         reference to Exhibit 4-B-44, Registration No.
                         333-88783.

           4-A-45   --   Fifty-third Supplemental Indenture of JCP&L, dated
                         November 1, 1999 - Incorporated by reference to Exhibit
                         4-A-45, 1999 Annual Report on Form 10-K, SEC File No.
                         1-3141.

           4-A-46   --   Subordinated Debenture Indenture of JCP&L, dated May
                         1, 1995 - Incorporated by reference to Exhibit A-8(a),
                         Certificate Pursuant to Rule 24, SEC File No. 70-8495.

       (A) 4-A-47   --   Fifty-fourth Supplemental Indenture of JCP&L, dated
                         November 7, 2001.

           4-B      --   Indenture of Met-Ed, dated November 1, 1944, between
                         Met-Ed and United States Trust Company of New York,
                         Successor Trustee, as amended and supplemented by fourteen supplemental indentures dated February 1, 1947 through May 1, 1960 - Incorporated by reference to
                         Met-Ed's Instruments of Indebtedness Nos. 1 to 14 inclusive, and 16, filed as part of Amendment No. 1 to 1959 Annual Report of GPU on Form U5S, SEC File Nos.
                         30-126 and 1-3292.

           4-B-1    --   Supplemental  Indenture of Met-Ed,  dated December 1,
                         1962 - Incorporated  by reference to
                         Exhibit 2-E(1), Registration No. 2-59678.

           4-B-2    --   Supplemental  Indenture  of Met-Ed,  dated March 20,
                         1964 -  Incorporated  by reference to
                         Exhibit 2-E(2), Registration No. 2-59678.

           4-B-3    --   Supplemental  Indenture  of Met-Ed,  dated July 1, 1965
                         -  Incorporated  by  reference  to
                         Exhibit 2-E(3), Registration No. 2-59678.

           4-B-4    --   Supplemental  Indenture  of Met-Ed,  dated June 1, 1966
                         -  Incorporated  by  reference  to
                         Exhibit 2-B-4, Registration No. 2-24883.

           4-B-5    --   Supplemental  Indenture  of Met-Ed,  dated March 22,
                         1968 -  Incorporated  by reference to
                         Exhibit 4-C-5, Registration No. 2-29644.

           4-B-6    --   Supplemental  Indenture of Met-Ed,  dated September 1,
                         1968 - Incorporated by reference to
                         Exhibit 2-E(6), Registration No. 2-59678.

           4-B-7    --   Supplemental  Indenture  of Met-Ed,  dated August 1,
                         1969 -  Incorporated  by reference to
                         Exhibit 2-E(7), Registration No. 2-59678.

           4-B-8    --   Supplemental  Indenture of Met-Ed,  dated November 1,
                         1971 - Incorporated  by reference to
                         Exhibit 2-E(8), Registration No. 2-59678.

           4-B-9    --   Supplemental  Indenture  of  Met-Ed,  dated May 1, 1972
                         -  Incorporated  by  reference  to
                         Exhibit 2-E(9), Registration No. 2-59678.

           4-B-10   --   Supplemental  Indenture of Met-Ed,  dated December 1,
                         1973 - Incorporated  by reference to
                         Exhibit 2-E(10), Registration No. 2-59678.

           4-B-11   --   Supplemental  Indenture of Met-Ed,  dated October 30,
                         1974 - Incorporated  by reference to
                         Exhibit 2-E(11), Registration No. 2-59678.

           4-B-12   --   Supplemental  Indenture of Met-Ed,  dated October 31,
                         1974 - Incorporated  by reference to
                         Exhibit 2-E(12), Registration No. 2-59678.

           4-B-13   --   Supplemental  Indenture  of Met-Ed,  dated March 20,
                         1975 -  Incorporated  by reference to
                         Exhibit 2-E(13), Registration No. 2-59678.

           4-B-14   --   Supplemental  Indenture of Met-Ed, dated September 25,
                         1975 - Incorporated by reference to
                         Exhibit 2-E(15), Registration No. 2-59678.

           4-B-15   --   Supplemental  Indenture of Met-Ed,  dated January 12,
                         1976 - Incorporated  by reference to
                         Exhibit 2-E(16), Registration No. 2-59678.

           4-B-16   --   Supplemental  Indenture  of Met-Ed,  dated March 1,
                         1976 -  Incorporated  by  reference to
                         Exhibit 2-E(17), Registration No. 2-59678.

           4-B-17   --   Supplemental  Indenture of Met-Ed, dated September 28,
                         1977 - Incorporated by reference to
                         Exhibit 2-E(18), Registration No. 2-62212.

           4-B-18   --   Supplemental  Indenture of Met-Ed,  dated January 1,
                         1978 -  Incorporated  by reference to
                         Exhibit 2-E(19), Registration No. 2-62212.

           4-B-19   --   Supplemental  Indenture of Met-Ed,  dated September 1,
                         1978 - Incorporated by reference to
                         Exhibit 4-A(19), Registration No. 33-48937.

           4-B-20   --   Supplemental  Indenture  of Met-Ed,  dated June 1, 1979
                         -  Incorporated  by  reference  to
                         Exhibit 4-A(20), Registration No. 33-48937.

           4-B-21   --   Supplemental  Indenture of Met-Ed,  dated January 1,
                         1980 -  Incorporated  by reference to
                         Exhibit 4-A(21), Registration No. 33-48937.

           4-B-22   --   Supplemental  Indenture of Met-Ed,  dated September 1,
                         1981 - Incorporated by reference to
                         Exhibit 4-A(22), Registration No. 33-48937.

           4-B-23   --   Supplemental  Indenture of Met-Ed, dated September 10,
                         1981 - Incorporated by reference to
                         Exhibit 4-A(23), Registration No. 33-48937.

           4-B-24   --   Supplemental  Indenture of Met-Ed,  dated December 1,
                         1982 - Incorporated  by reference to
                         Exhibit 4-A(24), Registration No. 33-48937.

           4-B-25   --   Supplemental  Indenture of Met-Ed,  dated September 1,
                         1983 - Incorporated by reference to
                         Exhibit 4-A(25), Registration No. 33-48937.

           4-B-26   --   Supplemental  Indenture of Met-Ed,  dated September 1,
                         1984 - Incorporated by reference to
                         Exhibit 4-A(26), Registration No. 33-48937.

           4-B-27   --   Supplemental  Indenture  of Met-Ed,  dated March 1,
                         1985 -  Incorporated  by  reference to
                         Exhibit 4-A(27), Registration No. 33-48937.

           4-B-28   --   Supplemental  Indenture of Met-Ed,  dated September 1,
                         1985 - Incorporated by reference to
                         Exhibit 4-A(28), Registration No. 33-48937.

           4-B-29   --   Supplemental  Indenture  of Met-Ed,  dated June 1, 1988
                         -  Incorporated  by  reference  to
                         Exhibit 4-A(29), Registration No. 33-48937.

           4-B-30   --   Supplemental  Indenture  of Met-Ed,  dated April 1,
                         1990 -  Incorporated  by  reference to
                         Exhibit 4-A(30), Registration No. 33-48937.

           4-B-31   --   Amendment  dated May 22, 1990 to Supplemental
                         Indenture of Met-Ed,  dated April 1, 1990 -
                         Incorporated by reference to Exhibit 4-A(31), Registration No. 33-48937.

           4-B-32   --   Supplemental  Indenture of Met-Ed,  dated September 1,
                         1992 - Incorporated by reference to
                         Exhibit 4-A(32)(a), Registration No. 33-48937.

           4-B-33   --   Supplemental Indenture of Met-Ed, dated December 1,
                         1993 - Incorporated by reference to Exhibit C-58, 1993
                         Annual Report of GPU on Form U5S, SEC File No. 30-126.

           4-B-34   --   Supplemental Indenture of Met-Ed, dated July 15,
                         1995 - Incorporated by reference to Exhibit 4-B-35,
                         1995 Annual Report on Form 10-K, SEC File No. 1-446.

           4-B-35   --   Supplemental Indenture of Met-Ed, dated August 15,
                         1996 - Incorporated by reference to Exhibit 4-B-35,
                         1996 Annual Report on Form 10-K, SEC File No. 1-446.

           4-B-36   --   Supplemental Indenture of Met-Ed, dated May 1, 1997
                         - Incorporated by reference to Exhibit 4-B-36, 1997
                         Annual Report on Form 10-K, SEC File No. 1-446.

           4-B-37   --   Supplemental Indenture of Met-Ed, dated July 1, 1999
                         - Incorporated by reference to Exhibit 4-B-38, 1999
                         Annual Report on Form 10-K, SEC File No. 1-446.

           4-B-38   --   Indenture between Met-Ed and United States Trust
                         Company of New York, dated May 1, 1999 - Incorporated by reference to Exhibit A-11(a), Certificate Pursuant to Rule 24, SEC File No. 70-9329.

           4-B-39   --   Senior Note Indenture between Met-Ed and United
                         States Trust Company of New York, dated July 1, 1999
                         Incorporated by reference to Exhibit C-154 to GPU, Inc.'s Annual Report on Form U5S for the year 1999, SEC
                         File No. 30-126.

           4-B-40   --   First Supplemental Indenture between Met-Ed and
                         United States Trust Company of New York, dated August
                         1, 2000 - Incorporated by reference to Exhibit 4-A,
                         June 30, 2000 Quarterly Report on Form 10-Q, SEC File
                         No. 1-446.

       (A) 4-B-41   --   Supplemental Indenture of Met-Ed, dated May 1, 2001.

           4-C      --   Mortgage and Deed of Trust of Penelec, dated January
                         1, 1942, between Penelec and United States Trust
                         Company of New York, Successor Trustee, and indentures supplemental thereto dated March 7, 1942 through May 1,
                         1960 - Incorporated by reference to Penelec's
                         Instruments of Indebtedness Nos. 1-20, inclusive, filed as a part of Amendment No. 1 to 1959 Annual Report of GPU on Form U5S, SEC File Nos. 30-126 and 1-3292.

           4-C-1    --   Supplemental Indentures to Mortgage and Deed of
                         Trust of Penelec, dated May 1, 1961 through December 1,
                         1977 - Incorporated by reference to Exhibit 2-D(1) to
                         2-D(19), Registration No. 2-61502.

           4-C-2    --   Supplemental  Indenture  of Penelec,  dated June 1,
                         1978 -  Incorporated  by  reference to
                         Exhibit 4-A(2), Registration No. 33-49669.

           4-C-3    --   Supplemental  Indenture  of Penelec,  dated June 1,
                         1979 -  Incorporated  by  reference to
                         Exhibit 4-A(3), Registration No. 33-49669.

           4-C-4    --   Supplemental  Indenture of Penelec, dated September 1,
                         1984 - Incorporated by reference to
                         Exhibit 4-A(4), Registration No. 33-49669.

           4-C-5    --   Supplemental  Indenture of Penelec,  dated December 1,
                         1985 - Incorporated by reference to
                         Exhibit 4-A(5), Registration No. 33-49669.

           4-C-6    --   Supplemental  Indenture of Penelec,  dated December 1,
                         1986 - Incorporated by reference to
                         Exhibit 4-A(6), Registration No. 33-49669.

           4-C-7    --   Supplemental  Indenture  of Penelec,  dated May 1, 1989
                         -  Incorporated  by  reference  to
                         Exhibit 4-A(7), Registration No. 33-49669.

           4-C-8    --   Supplemental Indenture of Penelec, dated December 1,
                         1990-Incorporated by reference to Exhibit 4-A(8), Registration No. 33-45312.

           4-C-9    --   Supplemental  Indenture  of Penelec,  dated March 1,
                         1992 -  Incorporated  by reference to
                         Exhibit 4-A(9), Registration No. 33-45312.

           4-C-10   --   Supplemental Indenture of Penelec, dated June 1,
                         1993 - Incorporated by reference to Exhibit C-73, 1993
                         Annual Report of GPU on Form U5S, SEC File No. 30-126.

           4-C-11   --   Supplemental Indenture of Penelec, dated November 1,
                         1995 - Incorporated by reference to Exhibit 4-C-11,
                         1995 Annual Report on Form 10-K, SEC File No. 1-3522.

           4-C-12   --   Supplemental Indenture of Penelec, dated August 15,
                         1996 - Incorporated by reference to Exhibit 4-C-12,
                         1996 Annual Report on Form 10-K, SEC File No. 1-3522.

           4-C-13   --   Senior Note Indenture between Penelec and United
                         States Trust Company of New York, dated April 1, 1999 -
                         Incorporated by reference to Exhibit 4-C-13, 1999
                         Annual Report on Form 10-K, SEC File No. 1-3522.

           4-C-14   --   Indenture between Penelec and United States Trust
                         Company of New York, dated June 1, 1999 - Incorporated by reference to Exhibit A-11(a), Certificate Pursuant to Rule 24, SEC File No. 70-9327.

           4-C-15   --   First Supplemental Indenture between Penelec and
                         United States Trust Company of New York, dated August
                         1, 2000 - Incorporated by reference to Exhibit 4-B,
                         June 30, 2000 Quarterly Report on Form 10-Q, SEC File
                         No. 1-3522.

       (A) 4-C-16   --   Supplemental Indenture of Penelec, dated May 1, 2001.

       (A) 4-C-17   --   Supplemental Indenture No. 1 of Penelec, dated May 1,
                         2001.

           4-D      --   Amended and Restated Limited Partnership Agreement
                         of JCP&L Capital, L.P., dated May 11, 1995 -
                         Incorporated by reference to Exhibit A-5(a), Certificate Pursuant to Rule 24, SEC File No. 70-8495.

           4-E      --   Action Creating Series A Preferred Securities of
                         JCP&L Capital, L.P., dated May 11, 1995 - Incorporated by reference to Exhibit A-6(a), Certificate Pursuant to Rule 24, SEC File No. 70-8495.

           4-F      --   Payment and Guarantee Agreement of JCP&L, dated May
                         18, 1995 - Incorporated by reference to Exhibit B-1(a),
                         Certificate Pursuant to Rule 24, SEC File No. 70-8495.

           4-G      --   Payment and Guarantee Agreement of Met-Ed, dated May
                         28, 1999 - Incorporated by reference to Exhibit B-1(a),
                         Certificate Pursuant to Rule 24, SEC No. 70-9329.

           4-H      --   Amendment No. 1 to Payment and Guarantee Agreement
                         of Met-Ed, dated November 23, 1999 - Incorporated by reference to Exhibit 4-H, 1999 Annual Report on Form
                         10-K, SEC File No. 1-446.

           4-I      --   Payment and Guarantee Agreement of Penelec, dated
                         June 16, 1999 - Incorporated by reference to Exhibit
                         B-1(a), Certificate Pursuant to Rule 24, SEC File No.
                         70-9327.

           4-J      --   Amendment No. 1 to Payment and Guarantee Agreement
                         of Penelec, dated November 23, 1999 - Incorporated by reference to Exhibit 4-J, 1999 Annual Report on Form
                         10-K, SEC File No. 1-3522.

      *    10-A     --   Deferred Remuneration Plan for Outside
                         Directors of Jersey Central Power & Light Company, as amended and restated effective August 8, 2000. (2000
                         Form 10-K, Exhibit 10-H, File No.
                         1-3141, Jersey Central Power & Light Company.)

      *(A) 10-B     --   Form of Amendment, effective November 7, 2001, to
                         Deferred Remuneration Plan for Outside Directors of
                         Jersey Central Power and Light Company.

       (A) 12.6     --   Consolidated fixed charge ratios - JCP&L.

       (A) 12.7     --   Consolidated fixed charge ratios - Penelec.

       (A) 12.8     --   Consolidated fixed charge ratios - Met-Ed.

       (A) 13.5     --   2001 Annual Report to Stockholders - JCP&L.
                         (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with SEC.)

       (A) 13.6     --   2001 Annual Report to Stockholders - Met-Ed.
                         (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with SEC.)

       (A) 13.7     --   2001 Annual Report to Stockholders - Penelec.
                         (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with SEC.)

       (A) 21.4     --   List of Subsidiaries of JCP&L at December 31, 2001.

       (A) 21.5     --   List of Subsidiaries of Met-Ed at December 31, 2001.

       (A) 21.6     --   List of Subsidiaries of Penelec at December 31, 2001.

       (A) 23.4     --   Consent of Independent Public Accountants - JCP&L.

       (A) 23.5     --   Consent of Independent Public Accountants - JCP&L.

       (A) 23.6     --   Consent of Independent Public Accountants - Met-Ed.

       (A) 23.7     --   Consent of Independent Public Accountants - Met-Ed.

       (A) 23.8     --   Consent of Independent Public Accountants - Penelec.

       (A) 23.9     --   Consent of Independent Public Accountants - Penelec.

       (A) 99       --   Letter to Securities and Exchange Commission.

       (A)          --   Provided here in electronic format as an exhibit.

         (b) Reports on Form 8-K

         FirstEnergy-
         ------------

         The Company filed nine reports on Form 8-K since September 30, 2001. A report dated October 18, 2001 reported Utilicorp's offer to acquire Midlands Electricity for $2.1 billion. A report dated October 29, 2001 announced the merger effective date and other information. A report dated November 7, 2001 reported the merger of FirstEnergy and GPU effective November 7, 2001. A report dated November 29, 2001 reported an agreement to sell four coal-fired power plants in Ohio. A report dated February 21, 2002 announced the Commonwealth Court of Pennsylvania's decision on issues related to the merger of FirstEnergy and GPU,Inc. A reported dated February 22, 2002 reported that an agreement had been reached with Utilicorp to extend the dates to terminate the transaction.
A report dated March 13, 2002 announced the extension of the Davis-Besse refueling outage. A report dated March 15, 2002 reported the agreement to sell 79.9% of Avon Energy Partners Holdings in the United Kingdom to Aquila, Inc. (formerly Utilicorp). A report dated March 25, 2002 providing additional details with respect to the petition to the Supreme Court of Pennsylvania.

         OE, Penn-
         ---------

           None.

         CEI
         ---

           CEI filed two reports on Form 8-K since September 30, 2001. A report dated November 29, 2001 reported an agreement to sell four coal-fired power plants in Ohio and a report dated March 13, 2002 announced the extension of the Davis-Besse refueling outage.

         TE
         --

           TE filed two reports on Form 8-K since September 30, 2001. A report dated November 29, 2001 reported an agreement to sell four coal-fired power plants in Ohio and a report dated March 13, 2002 announced the extension of the Davis-Besse refueling outage.


         GPU, Inc.
         ---------

           Dated January 22, 2001, under Item 5 (Other Events).

           Dated January 26, 2001, under Item 5 (Other Events).

           Dated March 7, 2001, under Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

         Met-Ed
         ------

           Met-Ed filed two reports on Form 8-K since the September 30, 2001. A report dated February 21, 2002 announced the Commonwealth Court of Pennsylvania's decision on issues related to the merger of FirstEnergy and GPU, Inc. and a report dated March 25, 2002 providing additional details with respect to the petition to the Supreme Court of Pennsylvania.

         Penelec
         -------

           Penelec filed two reports on Form 8-K since the September 30, 2001. A report dated February 21, 2002 announced the Commonwealth Court of Pennsylvania's decision on issues related to the merger of FirstEnergy and GPU, Inc. and a report dated March 25, 2002 providing additional details with respect to the petition to the Supreme Court of Pennsylvania.

         JCP&L
         -----

           None



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of FirstEnergy Corp.:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in FirstEnergy Corp.'s Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated March 18, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.









ARTHUR ANDERSEN LLP

Cleveland, Ohio,
   March 18, 2002.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Ohio Edison Company:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Ohio Edison Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated March 18, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.









ARTHUR ANDERSEN LLP

Cleveland, Ohio,
   March 18, 2002.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of The Cleveland Electric Illuminating Company:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in The Cleveland Electric Illuminating Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated March 18, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.









ARTHUR ANDERSEN LLP

Cleveland, Ohio,
   March 18, 2002.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of The Toledo Edison Company:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in The Toledo Edison Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated March 18, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.









ARTHUR ANDERSEN LLP

Cleveland, Ohio,
   March 18, 2002.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Pennsylvania Power Company:


We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements included in Pennsylvania Power Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated March 18, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.









ARTHUR ANDERSEN LLP

Cleveland, Ohio,
   March 18, 2002.

To the  Stockholders  and Board of  Directors  of Jersey  Central  Power & Light
Company:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements as of December 31, 2001 and for the periods from January 1, 2001 to November 6, 2001 and from November 7, 2001 to December 31, 2001, included in Jersey Central Power & Light Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated March 18, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The information included in this schedule for the year ended December 31, 2001 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole. The consolidated financial statements as of December 31, 2000 and for each of the two years in the period ended December 31, 2000, together with the related information included in this schedule, were audited by other auditors whose report dated January 31, 2001, expressed an unqualified opinion.







ARTHUR ANDERSEN LLP

Cleveland, Ohio,
   March 18, 2002.

                        Report of Independent Accountants


To the Board of Directors and Stockholder of Jersey Central Power & Light Company:

In our opinion, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of income, and cash flows for each of the two years in the period ended December 31, 2000 (appearing on the accompanying index of the Jersey Central Power & Light Company 2001 Annual Report to Stockholders incorporated by reference in this Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of Jersey Central Power & Light Company and Subsidiary Company at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
January 31, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Metropolitan Edison Company:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements as of December 31, 2001 and for the periods from January 1, 2001 to November 6, 2001 and from November 7, 2001 to December 31, 2001, included in Metropolitan Edison Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated March 18, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The information included in this schedule for the year ended December 31, 2001 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole. The consolidated financial statements as of December 31, 2000 and for each of the two years in the period ended December 31, 2000, together with the related information included in this schedule, were audited by other auditors whose report dated January 31, 2001, expressed an unqualified opinion.








ARTHUR ANDERSEN LLP

Cleveland, Ohio,
   March 18, 2002.

                        Report of Independent Accountants


To the Board of Directors and Stockholder of Metropolitan Edison Company:

In our opinion, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of income, and cash flows for each of the two years in the period ended December 31, 2000 (appearing on the accompanying index of the Metropolitan Edison Company 2001 Annual Report to Stockholders incorporated by reference in this Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of Metropolitan Edison Company and Subsidiary Companies at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
January 31, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Pennsylvania Electric Company:


We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements as of December 31, 2001 and for the periods from January 1, 2001 to November 6, 2001 and from November 7, 2001 to December 31, 2001, included in Pennsylvania Electric Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated March 18, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule of consolidated valuation and qualifying accounts listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The information included in this schedule for the year ended December 31, 2001 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole. The consolidated financial statements as of December 31, 2000 and for each of the two years in the period ended December 31, 2000, together with the related information included in this schedule, were audited by other auditors whose report dated January 31, 2001, expressed an unqualified opinion.








ARTHUR ANDERSEN LLP

Cleveland, Ohio,
   March 18, 2002.

                       Report of Independent Accountants


To the Board of Directors and Stockholder of Pennsylvania Electric Company:

In our opinion, the consolidated balance sheet as of December 31, 2000 and the related consolidated statements of income, and cash flows for each of the two years in the period ended December 31, 2000 (appearing on the accompanying index of the Pennsylvania Electric Company 2001 Annual Report to Stockholders incorporated by reference in this Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of Pennsylvania Electric Company and Subsidiary Companies at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
January 31, 2001





                                                                                                           SCHEDULE II


                                                          FIRSTENERGY CORP.

                                           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                      Additions
                                                                ----------------------
                                                                              Charged
                                                   Beginning    Charged       to Other                      Ending
        Description                                 Balance     to Income     Accounts     Deductions       Balance
        -----------                                ---------    ---------     --------     ----------       -------
                                                                          (In Thousands)
  Year Ended December 31, 2001:

    Accumulated provision for
      uncollectible accounts - customers.......     $32,251      $27,805     $ 41,071(a)(b) $35,769 (c)     $65,358
                                                    =======      =======     ========       =======         =======
                             - other...........     $ 4,035      $ 3,912     $     --       $   --          $ 7,947
                                                    =======      =======     ========       =======         =======



  Year Ended December 31, 2000:

    Accumulated provision for
      uncollectible accounts - customers.........   $  8,219     $25,589     $ 13,245 (a)   $14,802 (c)     $32,251
                                                    ========     =======     ========       =======         =======
                             - other.............   $  3,859     $11,203     $(11,027)(a)   $    --         $ 4,035
                                                    ========     =======     ========       =======         =======


  Year Ended December 31, 1999:

    Accumulated provision for
      uncollectible accounts - customers.........   $ 52,057     $ 8,668     $ 2,313 (a)    $54,819 (c)     $ 8,219
                                                    ========     =======     =======        =======         =======
                             - other.............   $    591     $ 4,039     $    18 (a)    $   789 (c)     $ 3,859
                                                    ========     =======     =======        =======         =======



 (a) Represents recoveries and reinstatements of accounts previously written off.
 (b) Represents amount assumed from the former GPU companies as of November 7, 2001, the effective date of the merger.
 (c) Represents the write-off of accounts considered to be uncollectible.





                                                                                                           SCHEDULE II
                                                         OHIO EDISON COMPANY

                                           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                     Additions
                                                                ----------------------
                                                                              Charged
                                                   Beginning    Charged       to Other                      Ending
        Description                                 Balance     to Income     Accounts     Deductions       Balance
        -----------                                ---------    ---------     --------     ----------       -------
                                                                          (In Thousands)

  Year Ended December 31, 2001:

    Accumulated provision for
      uncollectible accounts.- customers.........   $11,777      $16,460      $ 2,401 (a)   $26,116         $ 4,522

                             - other.............   $ 1,000      $    --      $   --        $    --         $ 1,000
                                                    =======      ========     =======       =======         =======


  Year Ended December 31, 2000:

    Accumulated provision for
      uncollectible accounts.- customers.........   $ 6,452      $16,808      $ 2,218 (a)   $13,701 (b)     $11,777

                             - other.............   $ 1,000      $    --      $    --       $    --         $ 1,000
                                                    =======      =======      =======       =======         =======


  Year Ended December 31, 1999:

    Accumulated provision for
      uncollectible accounts.- customers.........   $  6,397     $ 8,401      $ 2,313 (a)   $10,659 (b)     $ 6,452
                                                    ========     =======      =======       =======         =======

                             - other.............   $     --     $ 1,000      $    --       $    --         $ 1,000
                                                    ========     =======      =======       =======         =======



----------------
   (a) Represents recoveries and reinstatements of accounts previously written off.
   (b) Represents the write-off of accounts considered to be uncollectible.




                                                                                                           SCHEDULE II

                                             THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                       Additions
                                                                ----------------------
                                                                              Charged
                                                   Beginning    Charged       to Other                      Ending
        Description                                 Balance     to Income     Accounts     Deductions       Balance
        -----------                                ---------    ---------     --------     ----------       -------
                                                                          (In Thousands)

Year Ended December 31, 2001:

    Accumulated provision for
      uncollectible accounts..................      $1,000       $   15       $  --         $ --            $1,015
                                                    ======       ======       =====         ====            ======


Year Ended December 31, 2000:

    Accumulated provision for
      uncollectible accounts..................      $1,000       $   --       $  --         $ --            $1,000
                                                    ======       ======       =====         ====            =======


Year Ended December 31, 1999:

    Accumulated provision for
      uncollectible accounts..................      $  491       $1,180       $  18 (a)     $689(b)         $1,000
                                                    ======       ======       =====         ====            =======




---------------

  (a) Represents recoveries and reinstatements of accounts previously written off.
  (b) Represents the write-off of accounts considered to be uncollectible.




                                                                                                           SCHEDULE II

                                                      THE TOLEDO EDISON COMPANY

                                           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                      Additions
                                                                ----------------------
                                                                              Charged
                                                   Beginning    Charged       to Other                      Ending
        Description                                 Balance     to Income     Accounts     Deductions       Balance
        -----------                                ---------    ---------     --------     ----------       -------
                                                                          (In Thousands)

Year Ended December 31, 2001:

    Accumulated provision for
      uncollectible accounts..................      $  --        $   2        $  --         $  --           $   2
                                                    =====        =====        =====         =====           =====


Year Ended December 31, 2000:

    Accumulated provision for
      uncollectible accounts..................      $  --        $  --        $  --         $  --           $  --
                                                    =====        =====        =====         =====           =====


Year Ended December 31, 1999:

    Accumulated provision for
      uncollectible accounts..................      $ 100        $  --        $  --         $ 100   (a)     $  --
                                                    =====        =====        =====         =====           =====



 (a) Represents the write-off of accounts considered to be uncollectible.



                                                                                                          SCHEDULE  II


                                                     PENNSYLVANIA POWER COMPANY

                                                  VALUATION AND QUALIFYING ACCOUNTS
                                        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                      Additions
                                                                ----------------------
                                                                              Charged
                                                   Beginning    Charged       to Other                      Ending
        Description                                 Balance     to Income     Accounts     Deductions       Balance
        -----------                                ---------    ---------     --------     ----------       -------
                                                                          (In Thousands)
Year Ended December 31, 2001:

    Accumulated provision for
      uncollectible accounts..................      $  628       $1,172         $311 (a)    $1,492(b)       $  619
                                                    ======       ======         ====        ======          ======


Year Ended December 31, 2000:

    Accumulated provision for
      uncollectible accounts..................      $3,537       $ (496)        $478 (a)    $2,891(b)       $  628
                                                    ======       ======         ====        ======          ======


Year Ended December 31, 1999:

    Accumulated provision for
      uncollectible accounts..................      $3,599       $1,289         $300 (a)    $1,651(b)       $3,537
                                                    ======       ======         ====        ======          ======



  (a) Represents recoveries and reinstatements of accounts previously written off.
  (b) Represents the write-off of accounts considered to be uncollectible.




                                                                                                           SCHEDULE II
                                                JERSEY CENTRAL POWER & LIGHT COMPANY

                                           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                      Additions
                                                                ----------------------
                                                                              Charged
                                                   Beginning    Charged       to Other                      Ending
        Description                                 Balance     to Income     Accounts     Deductions       Balance
        -----------                                ---------    ---------     --------     ----------       -------
                                                                          (In Thousands)

Year Ended December 31, 2001:

   Accumulated provision for
      uncollectible accounts
         Nov. 7-Dec. 31, 2001                       $12,858      $ 1,869      $   57 (a)    $ 1,861 (b)     $12,923
                                                    =======      =======      =======       =======         =======
____________________________________________________________________________________________________________________

         Jan. 1-Nov. 6, 2001                        $21,479      $   390      $ 1,778 (a)   $10,789 (b)     $12,858
                                                    =======      =======      =======       =======         =======


Year Ended December 31, 2000:

   Accumulated provision for
      uncollectible accounts                        $ 6,056      $25,732      $ 2,427 (a)   $12,736 (b)     $21,479
                                                    =======      =======      =======       =======         =======




Year Ended December 31, 1999:

   Accumulated provision for
      uncollectible accounts                        $ 1,764      $  9,549     $37,098(a)    $42,355 (b)     $ 6,056
                                                    =======      ========     =======       =======         =======


----------------



  (a) Represents recoveries and reinstatements of accounts previously written off.
  (b) Represents the write-off of accounts considered to be uncollectible.




                                                                                                           SCHEDULE II
                                                     METROPOLITAN EDISON COMPANY

                                           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                     Additions
                                                                ----------------------
                                                                              Charged
                                                   Beginning    Charged       to Other                      Ending
        Description                                 Balance     to Income     Accounts     Deductions       Balance
        -----------                                ---------    ---------     --------     ----------       -------
                                                                          (In Thousands)
 Year Ended December 31, 2001:

    Accumulated provision for
      uncollectible accounts
         Nov. 7-Dec. 31, 2001                       $11,244      $ 2,669      $    78 (a)   $ 1,720 (b)     $12,271
                                                    =======      =======      =======       =======         =======
____________________________________________________________________________________________________________________

         Jan. 1-Nov. 6, 2001                        $13,004      $ 7,354      $   743 (a)   $ 9,857 (b)     $11,244
                                                    =======      =======      =======       =======         =======


Year Ended December 31, 2000:

    Accumulated provision for
      uncollectible accounts.                       $ 4,757      $18,511      $1,602 (a)    $11,866 (b)     $13,004
                                                    =======      =======      ======        =======         =======


Year Ended December 31, 1999:

    Accumulated provision for
      uncollectible accounts                        $ 3,335      $ 7,095      $42,811 (a)   $48,484 (b)     $ 4,757
                                                    =======      =======      =======       =======         =======

----------------
 (a) Represents recoveries and reinstatements of accounts previously written off.
 (b) Represents the write-off of accounts considered to be uncollectible.





                                                                                                           SCHEDULE II
                                                    PENNSYLVANIA ELECTRIC COMPANY

                                           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                      Additions
                                                                ----------------------
                                                                              Charged
                                                   Beginning    Charged       to Other                      Ending
        Description                                 Balance     to Income     Accounts     Deductions       Balance
        -----------                                ---------    ---------     --------     ----------       -------
                                                                          (In Thousands)
 Year Ended December 31, 2001:

    Accumulated provision for
      uncollectible accounts

         Nov. 7-Dec. 31, 2001                       $13,509      $ 3,686      $    83 (a)   $ 2,559 (b)     $14,719
                                                    =======      =======      =======       =======         =======
_____________________________________________________________________________________________________________________

         Jan. 1-Nov. 6, 2001                        $14,851      $10,833      $ 1,069 (a)   $13,244 (b)     $13,509
                                                    =======      =======      =======       =======         =======


Year Ended December 31, 2000:

    Accumulated provision for
      uncollectible accounts                        $ 5,288      $20,667      $ 1,539(a)    $12,643 (b)     $14,851
                                                    =======      =======      =======       =======         =======



Year Ended December 31, 1999:

    Accumulated provision for
      uncollectible accounts                        $3,235       $ 8,447      $38,374(a)    $44,768 (b)     $ 5,288
                                                    ======       =======      =======       =======         =======



----------------
 (a) Represents recoveries and reinstatements of accounts previously written off.
 (b) Represents the write-off of accounts considered to be uncollectible.


                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FIRSTENERGY CORP.


                               BY   /s/ H. Peter Burg
                                     --------------------------------------
                                        H. Peter Burg
                                        Vice Chairman of the Board
                                        and Chief Executive Officer

Date:  March 28, 2002

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:






/s/Fred D. Hafer                   /s/H. Peter Burg
---------------------------------  ------------------------------------------
Fred D. Hafer                      H. Peter Burg
Chairman of the Board              Vice Chairman of the Board
                                   and Chief Executive Officer
                                   and Director (Principal Executive Officer)


/s/Richard H. Marsh                /s/Anthony J. Alexander
---------------------------------  ------------------------------------------
Richard H. Marsh                   Anthony J. Alexander
Senior Vice President and          President and Chief Operating Officer
Chief Financial Officer            (Principal Operating Officer)
(Principal Financial Officer)

/s/Carol A. Cartwright             /s/Harvey L. Wagner
---------------------------------  -----------------------------------------
Carol A. Cartwright                Harvey L. Wagner
Director                           Vice President and Controller
                                   (Principal Accounting Officer)


                                   /s/Paul J. Powers
---------------------------------  ------------------------------------------
William F. Conway                  Paul J. Powers
Director                           Director


/s/Robert B. Heisler, Jr           /s/Catherine A. Rein
---------------------------------  ------------------------------------------
Robert B. Heisler, Jr.             Catherine A. Rein
Director                           Director


/s/Robert L. Loughhead
---------------------------------  ------------------------------------------
Robert L. Loughhead                Robert C. Savage
Director                           Director


/s/Russell W. Maier                /s/George M. Smart
---------------------------------  ------------------------------------------
Russell W. Maier                   George M. Smart
Director                           Director


/s/John M. Pietruski               /s/Carlisle A. H. Trost
---------------------------------  ------------------------------------------
John M. Pietruski                  Carlisle A. H. Trost
Director                           Director


/s/Robert N. Pokelwaldt            /s/Jesse T. Williams, Sr.
---------------------------------  ------------------------------------------
Robert N. Pokelwaldt               Jesse T. Williams, Sr.
Director                           Director


                                   /s/Patricia K. Woolf
                                   ------------------------------------------
Date:    March 28, 2002            Patricia K. Woolf
                                   Director

                                   SIGNATURES





              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     OHIO EDISON COMPANY


                     BY   /s/H. Peter Burg
                          -------------------------------------
                             H. Peter Burg
                             President



Date:  March 28, 2002




              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/ H. Peter Burg                       /s/ Richard H. Marsh
-------------------------------         -----------------------------------
    H. Peter Burg                       Richard H. Marsh
    President and Director              Senior Vice President and Director
    (Principal Executive Officer)       (Principal Financial Officer)




/s/ Harvey L. Wagner                    /s/ Anthony J. Alexander
--------------------------------        -----------------------------------
    Harvey L. Wagner                    Anthony J. Alexander
    Vice President and Controller       Director
    (Principal Accounting Officer)










Date:  March 28, 2002

                                   SIGNATURES





              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               THE CLEVELAND ELECTRIC
                                ILLUMINATING COMPANY


                               BY   /s/H. Peter Burg
                              ---------------------------------------
                                    H. Peter Burg
                                    President




Date:  March 28, 2002




              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/ H. Peter Burg                        /s/ Richard H. Marsh
---------------------------------------  --------------------------------------
    H. Peter Burg                            Richard H. Marsh
    President and Director                   Senior Vice President and Director
    (Principal Executive Officer)            (Principal Financial Officer)




/s/ Harvey L. Wagner                     /s/ Anthony J. Alexander
---------------------------------------  --------------------------------------
    Harvey L. Wagner                         Anthony J. Alexander
    Vice President and Controller            Director
    (Principal Accounting Officer)










Date:  March 28, 2002

                                   SIGNATURES





              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      THE TOLEDO EDISON COMPANY


                                      BY   /s/H. Peter Burg
                                           ----------------------
                                              H. Peter Burg
                                              President




Date:  March 28, 2002




              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/ H. Peter Burg                        /s/ Richard H. Marsh
---------------------------------------  ---------------------------------------
    H. Peter Burg                            Richard H. Marsh
    President and Director                   Senior Vice President and Director
    (Principal Executive Officer)            (Principal Financial Officer)




/s/ Harvey L. Wagner                     /s/ Anthony J. Alexander
---------------------------------------  ---------------------------------------
    Harvey L. Wagner                         Anthony J. Alexander
    Vice President and Controller            Director
    (Principal Accounting Officer)










Date:  March 28, 2002

                                   SIGNATURES





              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      JERSEY CENTRAL POWER & LIGHT COMPANY


                                      BY   /s/Earl T. Carey
                                           ---------------------------------
                                              Earl T. Carey
                                              President



Date:  March 28, 2002




              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/ Earl T. Carey                          /s/Richard H. Marsh
------------------------------------------ -------------------------------------
    Earl T. Carey                             Richard H. Marsh
    President and Director                    Senior Vice President
    (Principal Executive Officer)             (Principal Financial Officer)



/s/ Harvey L. Wagner                       /s/Leila L. Vespoli
------------------------------------------ -------------------------------------
    Harvey L. Wagner                          Leila L. Vespoli
    Vice President and Controller             Senior Vice President and Director
    (Principal Accounting Officer)



/s/ Charles E. Jones                       /s/Stanley C. Van Ness
------------------------------------------ -------------------------------------
    Charles E. Jones                          Stanley C. Van Ness
    Director                                  Director


/s/ Gelorma E. Persson
-----------------------------------------
/s/ Gelorma E. Persson
    Director






Date:  March 28, 2002



                                   SIGNATURES





              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        METROPOLITAN EDISON COMPANY


                                        BY   /s/H. Peter Burg
                                             ------------------------------
                                                H. Peter Burg
                                                President



Date:  March 28, 2002




              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:





/s/ H. Peter Burg                      /s/Richard H. Marsh
-------------------------------------  ---------------------------------------
    H. Peter Burg                         Richard H. Marsh
    President and Director                Senior Vice President and Director
    (Principal Executive Officer)         (Principal Financial Officer)




/s/ Harvey L. Wagner                   /s/Anthony J. Alexander
-------------------------------------  ---------------------------------------
    Harvey L. Wagner                      Anthony J. Alexander
    Vice President and Controller         Director
    (Principal Accounting Officer)

















Date:  March 28, 2002

                                   SIGNATURES





              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PENNSYLVANIA ELECTRIC COMPANY


                                         BY   /s/H. Peter Burg
                                              ------------------------------
                                                 H. Peter Burg
                                                 President



Date:  March 28, 2002




              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:





/s/ H. Peter Burg                       /s/Richard H. Marsh
--------------------------------------- ---------------------------------------
    H. Peter Burg                          Richard H. Marsh
    President and Director                 Senior Vice President and Director
    (Principal Executive Officer)          (Principal Financial Officer)




/s/ Harvey L. Wagner                    /s/Anthony J. Alexander
--------------------------------------- ---------------------------------------
    Harvey L. Wagner                       Anthony J. Alexander
    Vice President and Controller          Director
    (Principal Accounting Officer)















Date:  March 28, 2002

                                   SIGNATURES





              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PENNSYLVANIA POWER COMPANY


                                         BY   /s/H. Peter Burg
                                              ---------------------------------
                                                 H. Peter Burg
                                                 Chairman of the Board and
                                                 Chief Executive Officer





Date:  March 28, 2002




              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/ H. Peter Burg                         /s/Richard H. Marsh
----------------------------------------  -------------------------------------
    H. Peter Burg                            Richard H. Marsh
    Chairman of the Board and                Senior Vice President and Director
    Chief Executive Officer                  (Principal Financial Officer)
    (Principal Executive Officer)




/s/ Harvey L. Wagner                      /s/Anthony J. Alexander
----------------------------------------  -------------------------------------
    Harvey L. Wagner                         Anthony J. Alexander
    Vice President and Controller            Director
    (Principal Accounting Officer)
















Date:  March 28, 2002