Form 10-Q
period 2002-03-31
CLEVELAND ELECTRIC ILLUMINATING CO; FIRSTENERGY CORP; TOLEDO EDISON CO; PENNSYLVANIA POWER CO; PENNSYLVANIA ELECTRIC CO; OHIO EDISON CO; METROPOLITAN EDISON CO; JERSEY CENTRAL POWER & LIGHT CO
filed 2002-05-15
CIK 20947, 1031296, 352049, 77278, 77227, 73960, 65350, 53456

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ----------------- to ----------

Commission       Registrant; State of Incorporation;        I.R.S. Employer
File Number        Address; and Telephone Number            Identification No.
-----------      -----------------------------------        ------------------

333-21011        FIRSTENERGY CORP.                              34-1843785
                 (An Ohio Corporation)
                 76 South Main Street
                 Akron, OH  44308
                 Telephone (800)736-3402

1-2578           OHIO EDISON COMPANY                            34-0437786
                 (An Ohio Corporation)
                 76 South Main Street
                 Akron, OH  44308
                 Telephone (800)736-3402

1-2323           THE CLEVELAND ELECTRIC ILLUMINATING COMPANY    34-0150020
                 (An Ohio Corporation)
                 c/o FirstEnergy Corp.
                 76 South Main Street
                 Akron, OH  44308
                 Telephone (800)736-3402

1-3583           THE TOLEDO EDISON COMPANY                      34-4375005
                 (An Ohio Corporation)
                 c/o FirstEnergy Corp.
                 76 South Main Street
                 Akron, OH  44308
                 Telephone (800)736-3402

1-3491           PENNSYLVANIA POWER COMPANY                     25-0718810
                 (A Pennsylvania Corporation)
                 c/o FirstEnergy Corp.
                 76 South Main Street
                 Akron, OH  44308
                 Telephone (800)736-3402

1-3141           JERSEY CENTRAL POWER & LIGHT COMPANY           21-0485010
                 (A New Jersey Corporation)
                 c/o FirstEnergy Corp.
                 76 South Main Street
                 Akron, OH  44308
                 Telephone (800)736-3402

1-446            METROPOLITAN EDISON COMPANY                    23-0870160
                 (A Pennsylvania Corporation)
                 c/o FirstEnergy Corp.
                 76 South Main Street
                 Akron, OH  44308
                 Telephone (800)736-3402

1-3522           PENNSYLVANIA ELECTRIC COMPANY                  25-0718085
                 (A Pennsylvania Corporation)
                 c/o FirstEnergy Corp.
                 76 South Main Street
                 Akron, OH  44308
                 Telephone (800)736-3402

          Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ----    -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                           OUTSTANDING
           CLASS                                        AS OF MAY 13, 2002
           -----                                        ------------------
FirstEnergy Corp., $.10 par value ...................        297,636,276
Ohio Edison Company, no par value ...................                100
The Cleveland Electric Illuminating Company,
  no par value ......................................         79,590,689
The Toledo Edison Company, $5 par value .............         39,133,887
Pennsylvania Power Company, $30 par value ...........          6,290,000
Jersey Central Power & Light Company, $10 par value .         15,371,270
Metropolitan Edison Company, no par value ...........            859,500
Pennsylvania Electric Company, $20 par value ........          5,290,596

FirstEnergy Corp. is the sole holder of Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company, and Pennsylvania Electric Company common stock; Ohio Edison Company is the sole holder of Pennsylvania Power Company common stock.

          This combined Form 10-Q is separately filed by FirstEnergy Corp., Ohio Edison Company, Pennsylvania Power Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant, except that information relating to any of the FirstEnergy subsidiary registrants is also attributed to FirstEnergy.

          This Form 10-Q includes forward-looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements typically contain, but are not limited to, the terms "anticipate", "potential", "expect", "believe", "estimate" and similar words. Actual results may differ materially due to the speed and nature of increased competition and deregulation in the electric utility industry, economic or weather conditions affecting future sales and margins, changes in markets for energy services, changing energy and commodity market prices, legislative and regulatory changes (including revised environmental requirements), the availability and cost of capital, ability to accomplish or realize anticipated benefits from strategic initiatives and other similar factors.

                                TABLE OF CONTENTS


                                                                          Pages

Part I.    Financial Information

           Notes to Financial Statements..............................     1-8

      FirstEnergy Corp.

           Consolidated Statements of Income..........................      9
           Consolidated Balance Sheets................................    10-11
           Consolidated Statements of Cash Flows......................     12
           Report of Independent Public Accountants...................     13
           Management's Discussion and Analysis of Results
             of Operations and Financial Condition....................    14-23

      Ohio Edison Company

           Consolidated Statements of Income..........................      24
           Consolidated Balance Sheets................................    25-26
           Consolidated Statements of Cash Flows......................      27
           Report of Independent Public Accountants...................      28
           Management's Discussion and Analysis of Results
             of Operations and Financial Condition....................    29-31

      The Cleveland Electric Illuminating Company

           Consolidated Statements of Income..........................      32
           Consolidated Balance Sheets................................    33-34
           Consolidated Statements of Cash Flows......................      35
           Report of Independent Public Accountants...................      36
           Management's Discussion and Analysis of Results
             of Operations and Financial Condition....................    37-39

      The Toledo Edison Company

           Consolidated Statements of Income..........................      40
           Consolidated Balance Sheets................................    41-42
           Consolidated Statements of Cash Flows......................      43
           Report of Independent Public Accountants...................      44
           Management's Discussion and Analysis of Results
             of Operations and Financial Condition....................    45-47

      Pennsylvania Power Company

           Statements of Income.......................................      48
           Balance Sheets.............................................    49-50
           Statements of Cash Flows...................................      51
           Report of Independent Public Accountants...................      52
           Management's Discussion and Analysis of Results
             of Operations and Financial Condition...................     53-54

      Jersey Central Power & Light Company

           Consolidated Statements of Income..........................      55
           Consolidated Balance Sheets................................    56-57
           Consolidated Statements of Cash Flows......................      58
           Report of Independent Public Accountants...................      59
           Management's Discussion and Analysis of Results
             of Operations and Financial Condition....................    60-63

                                                                          Pages


      Metropolitan Edison Company
           Consolidated Statements of Income..........................      64
           Consolidated Balance Sheets................................    65-66
           Consolidated Statements of Cash Flows......................      67
           Report of Independent Public Accountants...................      68
           Management's Discussion and Analysis of Results
             of Operations and Financial Condition....................    69-72

      Pennsylvania Electric Company

           Consolidated Statements of Income..........................      73
           Consolidated Balance Sheets................................    74-75
           Consolidated Statements of Cash Flows......................      76
           Report of Independent Public Accountants...................      77
           Management's Discussion and Analysis of Results
             of Operations and Financial Condition....................    78-81

Part II.   Other Information

PART I.  FINANCIAL INFORMATION
------------------------------

                       FIRSTENERGY CORP. AND SUBSIDIARIES
                      OHIO EDISON COMPANY AND SUBSIDIARIES
          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES
                    THE TOLEDO EDISON COMPANY AND SUBSIDIARY
                           PENNSYLVANIA POWER COMPANY
              JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARIES
                  METROPOLITAN EDISON COMPANY AND SUBSIDIARIES
                 PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1 -  FINANCIAL STATEMENTS:

          The principal business of FirstEnergy Corp. (FirstEnergy) is the holding, directly or indirectly, of all of the outstanding common stock of its eight principal electric utility operating subsidiaries, Ohio Edison Company
(OE), The Cleveland Electric Illuminating Company (CEI), The Toledo Edison Company (TE), Pennsylvania Power Company (Penn), American Transmission Systems, Inc. (ATSI), Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). These utility subsidiaries are referred to throughout as "Companies." Penn is a wholly owned subsidiary of OE. FirstEnergy's results include the results of JCP&L, Met-Ed and Penelec from the November 7, 2001 merger date with GPU, Inc., the former parent company of JCP&L, Met-Ed and Penelec. The merger was accounted for by the purchase method of accounting and the applicable effects were reflected on the financial statements of JCP&L, Met-Ed and Penelec as of the merger date. Accordingly, the post-merger financial statements reflect a new basis of accounting, and pre-merger period and post-merger period financial results of JCP&L, Met-Ed and Penelec (separated by a heavy black line) are presented. FirstEnergy's consolidated financial statements also include its other principal subsidiaries: FirstEnergy Solutions Corp. (FES); FirstEnergy Facilities Services Group, LLC (FEFSG); MYR Group, Inc. (MYR); MARBEL Energy Corporation; FirstEnergy Nuclear Operating Company (FENOC); GPU Capital, Inc.; GPU Power, Inc.; FirstEnergy Service Company (FECO); and GPU Service, Inc. (GPUS). FES provides energy-related products and services and, through its FirstEnergy Generation Corp. (FGCO) subsidiary, operates FirstEnergy's nonnuclear generation business. FENOC operates the Companies' nuclear generating facilities. FEFSG is the parent company of several heating, ventilating, air conditioning and energy management companies, and MYR is a utility infrastructure construction service company. MARBEL is a fully integrated natural gas company. GPU Capital owns and operates electric distribution systems in foreign countries and GPU Power owns and operates generation facilities in foreign countries. FECO and GPUS provide legal, financial and other corporate support services to affiliated FirstEnergy companies.

          The condensed unaudited financial statements of FirstEnergy and each of the Companies reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present results of operations for the interim periods. These statements should be read in conjunction with the financial statements and notes included in the combined Annual Report on Form 10-K for the year ended December 31, 2001 for FirstEnergy and the Companies. Significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The reported results of operations are not indicative of results of operations for any future period. Certain prior year amounts have been reclassified to conform with the current year presentation.

         Preferred Securities-

          The sole assets of the OE and the CEI subsidiary trusts that is the obligor on their respective preferred securities included in FirstEnergy's and OE's and CEI's capitalization are $123,711,350 and $103,093,000 principal amount of 9% Junior Subordinated Debentures of OE due December 31, 2025 and of CEI due December 31, 2006, respectively.

          Met-Ed and Penelec have each formed statutory business trusts for substantially similar transactions as OE and CEI for the issuance of $100 million each of preferred securities due 2039. However, ownership of the respective Met-Ed and Penelec trusts is through separate wholly-owned limited partnerships, of which a wholly-owned subsidiary of each company is the sole general partner. In these transactions, the sole assets and sources of revenues of each trust are the preferred securities of the applicable limited partnership, whose sole assets are in the 7.35% and 7.34% subordinated debentures (aggregate principal amount of $103.1 million each) of Met-Ed and Penelec, respectively. In each case, the applicable parent company has effectively provided a full and unconditional guarantee of its obligations under its trust's preferred securities.

       Derivative Accounting-

          On January 1, 2001, FirstEnergy adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133". The cumulative effect to January 1, 2001 was a charge of $8.5 million (net of $5.8 million of income taxes) or $.03 per share of common stock.

          FirstEnergy is exposed to financial risks resulting from the fluctuation of interest rates and commodity prices, including electricity, natural gas and coal. To manage the volatility relating to these exposures, FirstEnergy uses a variety of non-derivative and derivative instruments, including forward contracts, options, futures contracts and swaps. The derivatives are used principally for hedging purposes, and to a lesser extent, for trading purposes. FirstEnergy's Risk Policy Committee, comprised of executive officers, exercises an independent risk oversight function to ensure compliance with corporate risk management policies and prudent risk management practices.

          FirstEnergy uses derivatives to hedge the risk of price, interest rate and foreign currency fluctuations. FirstEnergy's primary ongoing hedging activity involves cash flow hedges of electricity and natural gas purchases. The maximum periods over which the variability of electricity and natural gas cash flows are hedged are two and three years, respectively. Gains and losses from hedges of commodity price risks are included in net income when the underlying hedged commodities are delivered. The current net deferred loss of $133.6 million included in Accumulated Other Comprehensive Loss (AOCL) as of March 31, 2002, for derivative hedging activity, as compared to the December 31, 2001 balance of $169.4 million in AOCL, resulted from a $18.9 million increase related to current hedging activity and a $16.9 million increase due to net hedge losses included in earnings during the quarter. Approximately $7.1 million (after tax) of the current net deferred loss on derivative instruments in AOCL is expected to be reclassified to earnings during the next twelve months as hedged transactions occur. However, the fair value of these derivative instruments will fluctuate from period to period based on various market factors and will generally be more than offset by the margin on related sales and revenues.

          FirstEnergy engages in the trading of commodity derivatives and periodically experiences net open positions. FirstEnergy's risk management policies limit the exposure to market risk from open positions and require daily reporting to management of potential financial exposures.

2 -  COMMITMENTS, GUARANTEES AND CONTINGENCIES:

          Capital Expenditures-

          FirstEnergy's current forecast reflects expenditures of approximately $3.2 billion (OE-$195 million, CEI-$256 million, TE-$129 million, Penn-$45 million, JCP&L-$572 million, Met-Ed-$336 million, Penelec-$387 million, ATSI-$118 million, FES-$814 million and other subsidiaries-$309 million) for property additions and improvements from 2002-2006, of which approximately $863 million (OE-$39 million, CEI-$57 million, TE-$27 million, Penn-$9 million, JCP&L-$144 million, Met-Ed-$79 million, Penelec-$84 million, ATSI-$20 million, FES-$261 million and other subsidiaries-$143 million) is applicable to 2002. Investments for additional nuclear fuel during the 2002-2006 period are estimated to be approximately $502 million (OE-$136 million, CEI-$166 million, TE-$113 million and Penn-$87 million), of which approximately $35 million (OE-$10 million, CEI-$12 million, TE-$8 million and Penn-$5 million) applies to 2002.

          Environmental Matters-

          Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. FirstEnergy estimates additional capital expenditures for environmental compliance of approximately $235 million, which is included in the construction forecast provided under "Capital Expenditures" for 2002 through 2006.

          The Companies are required to meet federally  approved  sulfur dioxide
(SO2) regulations. Violations of such regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $27,500 for each day the unit is in violation. The Environmental Protection Agency (EPA) has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. The Companies cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

          The Companies believe they are in compliance with the current SO2 and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or using emission allowances. NOx reductions are being achieved through combustion controls and the generation of more electricity at lower-emitting plants. In September 1998, the EPA finalized regulations requiring additional NOx reductions from the Companies' Ohio and Pennsylvania facilities. The EPA's NOx Transport Rule imposes uniform reductions of NOx emissions (an approximate 85% reduction in utility plant NOx emissions from projected 2007 emissions) across a region of nineteen states and the District of Columbia, including New Jersey, Ohio and Pennsylvania, based on a conclusion that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. State Implementation Plans (SIP) must comply by May 31, 2004 with individual state NOx budgets established by the EPA. Pennsylvania submitted a SIP that requires compliance with the NOx budgets at the Companies' Pennsylvania facilities by May 1, 2003 and Ohio submitted a "draft" SIP that requires compliance with the NOx budgets at the Companies' Ohio facilities by May 31, 2004.

          In July 1997, the EPA promulgated changes in the National Ambient Air Quality Standard (NAAQS) for ozone emissions and proposed a new NAAQS for previously unregulated ultra-fine particulate matter. In May 1999, the U.S. Court of Appeals for the D.C. Circuit found constitutional and other defects in the new NAAQS rules. In February 2001, the U.S. Supreme Court upheld the new NAAQS rules regulating ultra-fine particulates but found defects in the new NAAQS rules for ozone and decided that the EPA must revise those rules. The future cost of compliance with these regulations may be substantial and will depend if and how they are ultimately implemented by the states in which the Companies operate affected facilities.

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

          Various environmental liabilities have been recognized on the Consolidated Balance Sheet as of March 31, 2002, based on estimates of the total costs of cleanup, the Companies' proportionate responsibility for such costs and the financial ability of other nonaffiliated entities to pay. The Companies have been named as "potentially responsible parties" (PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. In addition, JCP&L has accrued liabilities for environmental remediation of former manufactured gas plants in New Jersey; those costs are being recovered by JCP&L through a non-bypassable societal benefits charge. The Companies have total accrued liabilities aggregating approximately $58.2 million (JCP&L-$50.3 million, CEI-$2.9 million, TE-$0.2 million, Met-Ed-$0.2 million, Penelec-$0.9 million and other-$3.7 million) as of March 31, 2002. FirstEnergy does not believe environmental remediation costs will have a material adverse effect on its financial condition, cash flows or results of operations.

3 -  PENDING DIVESTITURES:

          FirstEnergy identified certain former GPU international operations for divestiture within twelve months of the merger date. These operations constitute individual "lines of business" as defined in Accounting Principles Board Opinion
(APB) No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with physically and operationally separable activities. Application of Emerging Issues Task Force (EITF) Issue No. 87-11,
"Allocation of Purchase Price to Assets to Be Sold," required that expected, pre-sale cash flows, including incremental interest costs on related acquisition debt, of these operations be considered part of the purchase price allocation. Accordingly, subsequent to the merger date, results of operations and incremental interest costs related to these international subsidiaries were not included in FirstEnergy's Consolidated Statements of Income. Additionally, assets and liabilities of these international operations were segregated under separate captions in the Consolidated Balance Sheet as "Assets Pending Sale" and "Liabilities Related to Assets Pending Sale."

          In October 2001, FirstEnergy and Aquila, Inc. (formerly UtiliCorp United) announced that Aquila made an offer to FirstEnergy to purchase Avon Energy Partners Holdings, FirstEnergy's wholly owned holding company of Midlands Electricity plc, for $2.1 billion including the assumption of $1.7 billion of debt. FirstEnergy accepted the offer upon completion of its merger with GPU and regulatory approvals for the transaction were received by Aquila. On March 18, 2002, FirstEnergy announced that the terms of the initial offer by Aquila were modified such that Aquila would now acquire a 79.9 percent interest in Avon for approximately $1.9 billion (including the assumption of $1.7 billion of debt). FirstEnergy and Aquila together will own all of the outstanding shares of Avon through a jointly owned subsidiary, with each company having a 50-percent voting interest. The transaction closed on May 8, 2002. In accordance with applicable accounting guidance, the earnings of those foreign operations were capitalized in advance of the sale and not recognized in current earnings from the date of the GPU acquisition until February 6, 2002. However, the revision to the initial offer by Aquila caused a reversal of this accounting in the first quarter of 2002, resulting in the recognition of a cumulative effect of a change in accounting which increased net income by $31.7 million. This resulted from the application of guidance provided by EITF Issue No. 90-6, "Accounting for Certain Events Not Addressed in Issue No. 87-11 relating to an Acquired Operating Unit to Be Sold," accounting under EITF Issue No. 87-11, recognizing the net income of Avon from November 7, 2001 to February 6, 2002 that previously was not recognized by FirstEnergy in its consolidated earnings as discussed above. In addition, Avon's financial statements are no longer presented as "Assets Pending Sale" and "Liabilities Related to Assets Pending Sale" in FirstEnergy's Consolidated Balance Sheet at March 31, 2002.

          GPU's former Argentina operations were also identified by FirstEnergy for divestiture within twelve months of the merger date. FirstEnergy is actively pursuing the sale of these operations. FirstEnergy determined the fair value of the Argentina operations based on the best available information as of the date of the merger. Subsequent to that date, a number of economic events have occurred in Argentina which may have an impact on FirstEnergy's ability to realize the estimated fair value of the Argentina operations. These events include currency devaluation, restrictions on repatriation of cash, and the anticipation of future asset sales in that region by competitors. FirstEnergy has determined that the current economic conditions in Argentina have not eroded the fair value recorded for these operations, and as a result, an impairment writedown of this investment is not warranted as of March 31, 2002. FirstEnergy will continue to assess the potential impact of these and other related events on the realizability of the value recorded for the Argentina operations. Other international companies are being considered for sale; however, as of the merger date those sales were not judged to be probable of occurring within twelve months.

       Sale of Generating Assets-

          On November 29, 2001, FirstEnergy reached an agreement to sell four coal-fired power plants totaling 2,535 MW to NRG Energy Inc. for $1.5 billion ($1.355 billion in cash and $145 million in debt assumption). The net after-tax gain from the sale, based on the difference between the sale price of the plants and their market price used in the Ohio restructuring transition plan, will be credited to customers by reducing the transition cost recovery period. FirstEnergy also entered into a power purchase agreement (PPA) with NRG. Under the terms of the PPA, NRG is obligated to sell FirstEnergy up to 10.5 billion kilowatt-hours of electricity annually, similar to the average annual output of the plants, through 2005. The sale is expected to close in mid-2002.

       Other Commitments, Guarantees and Contingencies-

          GPU made significant investments in foreign businesses and facilities through its GPU Power subsidiary. Although FirstEnergy attempts to mitigate its risks related to foreign investments, it faces additional risks inherent in operating in such locations, including foreign currency fluctuations.

          EI Barranquilla, a wholly owned subsidiary of GPU Power, is an equity investor in Termobarranquilla S.A., Empresa de Servicios Publicos (TEBSA), which owns a Colombian independent power generation project. As of March 31, 2002, GPU Power has an investment of approximately $113.7 million in TEBSA and is committed, under certain circumstances, to make additional standby equity contributions of $21.3 million, which FirstEnergy has guaranteed. The total outstanding senior debt of the TEBSA project is $301 million as of March 31, 2002. The lenders include the Overseas Private Investment Corporation, US Export Import Bank and a commercial bank syndicate. FirstEnergy has also guaranteed the obligations of the operators of the TEBSA project, up to a maximum of $5.9 million (subject to escalation) under the project's operations and maintenance agreement.

          GPU had believed that various events of default had occurred under the loan agreements relating to the TEBSA project. In addition, questions have been raised as to the accuracy and completeness of information provided to various parties to the project in connection with the project's formation. FirstEnergy continues to discuss these issues and related matters with the project lenders, CORELCA (the government owned Colombian electric utility with an ownership interest in the project) and the Government of Colombia.

          Moreover, in September 2001, the DIAN (the Colombian national tax authority) presented TEBSA with a statement of charges alleging that certain lease payments made under the Lease Agreement with Los Amigos Leasing Company (an indirect wholly owned subsidiary of GPU Power) violated Colombian foreign exchange regulations and were, therefore, subject to substantial penalties. The DIAN has calculated a statutory penalty amounting to approximately $200 million and gave TEBSA two months to respond to the statement of charges. In November 2001, TEBSA filed a formal response to this statement of charges. TEBSA is continuing to review the DIAN's position and has been advised by its Colombian counsel that the DIAN's position is without substantial legal merit. FirstEnergy is unable to predict the outcome of these matters.

4 -  REGULATORY MATTERS:

          In Ohio, New Jersey and Pennsylvania, laws applicable to electric industry deregulation included the following provisions which are reflected in the Companies' respective state regulatory plans:

          o allowing the Companies' electric customers to select their generation suppliers;

          o establishing provider of last resort (PLR) obligations to non-shopping customers in the Companies' service areas;

          o allowing recovery of potentially stranded investment (or transition costs);

          o itemizing (unbundling) the current price of electricity into its component elements -- including generation, transmission, distribution and stranded costs recovery charges;

          o  deregulating the Companies' electric generation businesses; and

          o continuing regulation of the Companies' transmission and distribution systems.

         Ohio-

          FirstEnergy's transition plan (which it filed on behalf of OE, CEI and TE (Ohio Companies)) included approval for recovery of transition costs, including regulatory assets, as filed in the transition plan through no later than 2006 for OE, mid-2007 for TE and 2008 for CEI, except where a longer period of recovery is provided for in the settlement agreement. The approved plan also granted preferred access over FirstEnergy's subsidiaries to nonaffiliated marketers, brokers and aggregators to 1,120 MW of generation capacity through 2005 at established prices for sales to the Ohio Companies' retail customers. Customer prices are frozen through a five-year market development period (2001-2005), except for certain limited statutory exceptions including a 5% reduction in the price of generation for residential customers.

          FirstEnergy's Ohio customers choosing alternative suppliers receive an additional incentive applied to the shopping credit (generation component) of 45% for residential customers, 30% for commercial customers and 15% for industrial customers. The amount of the incentive is deferred for future recovery from customers -- recovery will be accomplished by extending the respective transition cost recovery period. If the customer shopping goals established in the agreement are not achieved by the end of 2005, the transition cost recovery periods could be shortened for OE, CEI and TE to reduce recovery by as much as $500 million (OE-$250 million, CEI-$170 million and TE-$80 million), but any such adjustment would be computed on a class-by-class and pro-rata basis. Based on annualized shopping levels as of March 31, 2002, FirstEnergy believes the maximum potential recovery reductions are approximately $55 million (OE-$48 million and TE-$7 million).

         New Jersey-

          JCP&L's 2001 Final Decision and Order (Final Order) with respect to its rate unbundling, stranded cost and restructuring filings confirmed rate reductions set forth in its 1999 Summary Order, which remain in effect at increasing levels through July 2003, with rates after July 31, 2003 to be determined in a rate case commencing in 2002. The Final Order had directed JCP&L to make a filing, no later than August 1, 2002, as to the proposed level of all unbundled rate components for the period commencing August 1, 2003. All parties will have an opportunity to participate in the process and to examine JCP&L's proposed unbundled rates, including distribution and market transition charge rates. The New Jersey Board of Public Utilities (NJBPU) will review the unbundled rate components to establish the appropriate level of rates after July 31, 2003. FirstEnergy is unable to predict the outcome of this rate case. In addition to basic electric industry deregulation provisions discussed above, the Final Order also confirms the establishment of a non-bypassable societal benefits charge to recover costs which include nuclear plant decommissioning and manufactured gas plant remediation, as well as a non-bypassable market transition charge (MTC) primarily to recover stranded costs. However, the NJBPU deferred making a final determination of the net proceeds and stranded costs related to prior generating asset divestitures until JCP&L's request for an Internal Revenue Service (IRS) ruling regarding the treatment of associated federal income tax benefits is acted upon. Should the IRS ruling support the return of the tax benefits to customers, JCP&L would need to record a corresponding charge to income of approximately $25 million; there would be no effect to FirstEnergy's net income since the contingency existed prior to the merger.

          JCP&L's PLR obligation to provide basic generation service (BGS) to non-shopping customers is supplied almost entirely from contracted and open market purchases. JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers and costs incurred under nonutility generation (NUG) agreements exceed amounts collected through BGS and MTC rates. As of March 31, 2002, the accumulated deferred cost balance totaled approximately $320 million. The Final Order provided for the ability to securitize stranded costs associated with the divested Oyster Creek Nuclear Generation Station. In February 2002, JCP&L received NJBPU authorization to issue $320 million of transition bonds to securitize the recovery of these costs. The NJBPU order also provides for a usage-based non-bypassable transition bond charge and for the transfer of the bondable transition property to another entity. JCP&L plans to sell transition bonds in the second quarter of 2002 which will be recognized on the Consolidated Balance Sheet. The Final Order also allows for additional securitization of JCP&L's deferred balance to the extent permitted by law upon application by JCP&L and a determination by the NJBPU that the conditions of the New Jersey restructuring legislation are met. There can be no assurance as to the extent, if any, that the NJBPU will permit such securitization.

          In December 2001, the NJBPU authorized the auctioning of BGS for the period from August 1, 2002 through July 31, 2003 to meet the electric demands of all customers who have not selected an alternative supplier. The auction, which ended on February 13, 2002 and was approved by the NJBPU on February 15, 2002, removed JCP&L's BGS obligation of 5,100 MW for the period August 1, 2002 through July 31, 2003. The auction provides a transitional mechanism and a different model for the procurement of BGS commencing August 1, 2003 may be adopted.

         Pennsylvania-

          The Pennsylvania Public Utility Commission (PPUC) authorized 1998 rate restructuring plans for Penn, Met-Ed and Penelec. In 2000, the PPUC disallowed a portion of the requested additional stranded costs above those amounts granted in Met-Ed's and Penelec's 1998 rate restructuring plan orders. The PPUC required Met-Ed and Penelec to seek an IRS ruling regarding the return of certain unamortized investment tax credits and excess deferred income tax benefits to customers. Similar to JCP&L's situation, if the IRS ruling ultimately supports returning these tax benefits to customers, Met-Ed and Penelec would then reduce stranded costs by $12 million and $25 million, respectively, plus interest and record a corresponding charge to income; similar to JCP&L, there would be no effect to FirstEnergy's net income.

          As a result of their generating asset divestitures, Met-Ed and Penelec obtain their supply of electricity to meet their PLR obligations almost entirely from contracted and open market purchases. In 2000, Met-Ed and Penelec filed a petition with the PPUC seeking permission to defer, for future recovery, energy costs in excess of amounts reflected in their capped generation rates; the PPUC subsequently consolidated this petition in January 2001 with the FirstEnergy/GPU merger proceeding.

          In June 2001, the PPUC entered orders approving the Settlement Stipulation with all of the major parties in the combined merger and rate relief proceedings which approved the merger and provided Met-Ed and Penelec PLR rate relief. The PPUC permitted Met-Ed and Penelec to defer for future recovery the difference between their actual energy costs and those reflected in their capped generation rates, retroactive to January 1, 2001. Correspondingly, in the event that energy costs incurred by Met-Ed and Penelec are below their respective capped generation rates, that difference will reduce costs that had been deferred for recovery in future periods. This deferral accounting procedure will cease on December 31. 2005. Thereafter, costs which had been deferred through that date would be recoverable through application of competitive transition charge (CTC) revenues received by Met-Ed and Penelec through December 31, 2010. Met-Ed's and Penelec's PLR obligations extend through December 31, 2010; during that period CTC revenues will be applied first to PLR costs, then to non-NUG stranded costs and finally to NUG stranded costs. Met-Ed and Penelec would be permitted to recover any remaining stranded costs through a continuation of the CTC after December 31, 2010 through no later than December 31, 2015. Any amounts not expected to be recovered by December 31, 2015 would be written off at the time such nonrecovery becomes probable.

          Several parties had filed Petitions for Review with the Commonwealth Court of Pennsylvania regarding the June 2001 PPUC orders. On February 21, 2002, the Court affirmed the PPUC decision regarding the FirstEnergy/GPU merger, remanding the decision to the PPUC only with respect to the issue of merger savings. The Court reversed the PPUC's decision regarding the PLR obligations of Met-Ed and Penelec, and rejected those parts of the settlement that permitted the companies to defer for accounting purposes the difference between their wholesale power costs and the amount that they collect from retail customers. FirstEnergy filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court on March 25, 2002, asking it to review the Commonwealth Court decision. Also on March 25, 2002, Citizens Power filed a motion seeking an appeal of the Commonwealth Court's decision to affirm the FirstEnergy and GPU merger with the Supreme Court of Pennsylvania. If the February 21, 2002 Order is not overturned by the Pennsylvania Supreme Court, the pretax write-offs as of March 31, 2002 would be approximately $90.2 million for Met-Ed and $103.0 million for Penelec. FirstEnergy is unable to predict the outcome of these matters. There would be no adverse effect to FirstEnergy's net income since the contingency existed prior to the merger.

5 -  NEW ACCOUNTING STANDARDS:

          The Financial Accounting Standards Board (FASB) approved SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets," on June 29, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using purchase accounting. The provisions of the new standard relating to the determination of goodwill and other intangible assets have been applied to the GPU merger, which was accounted for as a purchase transaction, and have not materially affected the accounting for this transaction. Under SFAS 142, amortization of existing goodwill ceased January 1, 2002. Instead, goodwill will be tested for impairment at least on an annual basis -- no impairment of goodwill is anticipated as a result of a preliminary analysis. Prior to the adoption of SFAS 142, FirstEnergy amortized about $57 million ($.25 per share of common stock) of goodwill annually. There was no goodwill amortization in 2001 associated with the GPU merger under the provisions of the new standard. FirstEnergy's net income in the first quarter of 2001 and the year 2001 of $98 million and $646 million, respectively, would have been $111 million and $701 million, respectively, excluding goodwill amortization.

          In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." The new statement provides accounting standards for retirement obligations associated with tangible long-lived assets, with adoption required by January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases, resulting in a period expense. Upon retirement, a gain or loss will be recorded if the cost to settle the retirement obligation differs from the carrying amount. FirstEnergy is currently assessing the new standard and has not yet determined the impact on its financial statements.

          In September 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Statement also supersedes the accounting and reporting provisions of APB 30. FirstEnergy's adoption of this Statement, effective January 1, 2002, will result in its accounting for any future impairments or disposals of long-lived assets under the provisions of SFAS 144, but will not change the accounting principles used in previous asset impairments or disposals. Application of SFAS 144 is not anticipated to have a major impact on accounting for impairments or disposal transactions compared to the prior application of SFAS 121 or APB 30.

6 -  SEGMENT INFORMATION:

          FirstEnergy operates under the following reportable segments: regulated services, competitive services and other (primarily corporate support services and international operations). FirstEnergy's primary segment is regulated services, which include eight electric utility operating companies in Ohio, Pennsylvania and New Jersey that provide electric transmission and distribution services. Its other material business segment consists of the subsidiaries that operate unregulated energy and energy-related businesses. Certain prior year amounts have been reclassified to conform with the current year presentation.

          The regulated services segment designs, constructs, operates and maintains FirstEnergy's regulated transmission and distribution systems. It also provides generation services to regulated franchise customers who have not chosen an alternative, competitive generation supplier. The regulated services segment obtains a portion of its required generation through power supply agreements with the competitive services segment.

     Segment Financial Information
     -----------------------------


                                         Regulated     Competitive               Reconciling
                                          Services       Services     Other      Adjustments       Consolidated
                                          --------       --------     -----      -----------       ------------
                                                                   (In millions)
Three Months Ended:
-------------------

       March 31, 2002
       --------------
External revenues.....................   $  1,995        $   678     $  123        $   6   (a)        $ 2,802
Internal revenues.....................        355            410        117         (882)  (b)             --
   Total revenues.....................      2,350          1,088        240         (876)               2,802
Depreciation and amortization.........        244              7         12           --                  263
Net interest charges..................        161             10        103          (14)  (b)            260
Income taxes..........................        162            (41)       (40)          --                   81
Income before cumulative effect of a
   change in accounting...............        198            (60)       (53)          --                   85
Net income (loss).....................        198            (60)       (22)          --                  116
Total assets..........................     29,147          2,706      6,288         (836)  (b)         37,305
Property additions....................        144             37         14           --                  195


       March 31, 2001
       --------------
External revenues.....................   $  1,309        $   633     $    1        $  43   (a)        $ 1,986
Internal revenues.....................        334            500         65         (899)  (b)             --
   Total revenues.....................      1,643          1,133         66         (856)               1,986
Depreciation and amortization.........        215              4          8           --                  227
Net interest charges..................        145             (4)         8          (23)  (b)            126
Income taxes..........................         67             13          4           --                   84
Income before cumulative effect of
   a change in accounting.............        123            (24)         7           --                  106
Net income (loss).....................        123            (32)         7           --                   98
Total assets..........................     15,624          1,896        481           --               18,001
Property additions....................         53             94          4           --                  151



Reconciling adjustments to segment operating results from internal management reporting to consolidated external financial reporting:

(a)  Principally fuel marketing revenues which are reflected as reductions to expenses for internal management reporting purposes.
(b)  Elimination of intersegment transactions.


                                                             8




                                          FIRSTENERGY CORP.

                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)


                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                  ---------------------------
                                                                                    2002               2001
                                                                                  --------          ---------
                                                                            (In thousands, except per share amounts)
REVENUES:
   Electric utilities........................................................   $2,053,976          $1,311,289
   Unregulated businesses....................................................      748,181             674,452
                                                                                ----------          ----------
       Total revenues........................................................    2,802,157           1,985,741
                                                                                ----------          ----------


EXPENSES:
   Fuel and purchased power..................................................      725,019             324,579
   Purchased gas.............................................................      206,227             352,817
   Other operating expenses..................................................    1,010,651             645,403
   Provision for depreciation and amortization...............................      262,828             227,214
   General taxes.............................................................      171,988             119,422
                                                                                ----------          ----------
       Total expenses........................................................    2,376,713           1,669,435
                                                                                ----------          ----------


INCOME BEFORE INTEREST AND INCOME TAXES......................................      425,444             316,306
                                                                                ----------          ----------


NET INTEREST CHARGES:
   Interest expense..........................................................      241,565             118,219
   Capitalized interest......................................................       (5,814)             (8,823)
   Subsidiaries' preferred stock dividends...................................       24,071              16,934
                                                                                ----------          ----------
       Net interest charges..................................................      259,822             126,330
                                                                                ----------          ----------


INCOME TAXES.................................................................       80,829              83,769
                                                                                ----------          ----------

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING....................       84,793             106,207

Cumulative effect of accounting change (net of income taxes (benefit) of
   $13,600,000 and $(5,839,000), respectively) (Note 1)......................       31,700              (8,499)
                                                                                ----------          ----------

NET INCOME...................................................................   $  116,493          $   97,708
                                                                                ==========          ==========

BASIC EARNINGS PER SHARE OF COMMON STOCK:
   Income before cumulative effect of accounting change......................        $0.29               $0.49
   Cumulative effect of accounting change (Net of income taxes) (Note 1).....         0.11               (0.04)
                                                                                     -----               -----
   Net income................................................................        $0.40               $0.45
                                                                                     =====               =====

WEIGHTED AVERAGE NUMBER OF BASIC SHARES OUTSTANDING..........................      292,791             218,107
                                                                                   =======             =======

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
   Income before cumulative effect of accounting change......................        $0.29               $0.49
   Cumulative effect of accounting change (Net of income taxes) (Note 1).....         0.11               (0.04)
                                                                                     -----               -----
   Net income................................................................        $0.40               $0.45
                                                                                     =====               =====

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING........................      294,344             218,903
                                                                                   =======             =======

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK.................................       $0.375              $0.375
                                                                                    ======              ======




The preceding  Notes to Financial  Statements  as they relate to  FirstEnergy  Corp.
are an integral part of these statements.

                                               9




                                        FIRSTENERGY CORP.

                                   CONSOLIDATED BALANCE SHEETS



                                                                                    (Unaudited)
                                                                                      March 31,      December 31,
                                                                                        2002              2001
                                                                                     ----------      ------------
                                                                                           (In thousands)

                             ASSETS
                             ------
CURRENT ASSETS:
   Cash and cash equivalents.................................................       $   647,717      $   220,178
   Receivables-
     Customers (less accumulated provisions of $63,747,000 and $65,358,000
       respectively, for uncollectible accounts).............................         1,062,088        1,074,664
     Other (less accumulated provisions of $7,753,000 and $7,947,000,
       respectively, for uncollectible accounts).............................           540,703          473,550
   Materials and supplies, at average cost-
     Owned...................................................................           235,426          256,516
     Under consignment.......................................................           143,929          141,002
   Other.....................................................................           227,060          336,610
                                                                                    -----------      -----------
                                                                                      2,856,923        2,502,520
                                                                                    -----------      -----------

ASSETS PENDING SALE (Note 3).................................................           247,578        3,418,225
                                                                                    -----------      -----------



PROPERTY, PLANT AND EQUIPMENT:
   In service................................................................        21,759,136       19,981,749
   Less--Accumulated provision for depreciation..............................         8,282,506        8,161,022
                                                                                    -----------      -----------
                                                                                     13,476,630       11,820,727
   Construction work in progress.............................................           681,203          607,702
                                                                                    -----------      -----------
                                                                                     14,157,833       12,428,429
                                                                                    -----------      -----------


INVESTMENTS:
   Capital trust investments.................................................         1,166,283        1,166,714
   Nuclear plant decommissioning trusts......................................         1,032,968        1,014,234
   Letter of credit collateralization........................................           277,763          277,763
   Prepaid pension...........................................................           280,734          273,542
   Other.....................................................................           926,434          898,311
                                                                                    -----------      -----------
                                                                                      3,684,182        3,630,564
                                                                                    -----------      -----------


DEFERRED CHARGES:
   Regulatory assets.........................................................         8,826,579        8,912,584
   Goodwill..................................................................         6,257,481        5,600,918
   Other.....................................................................         1,274,651          858,273
                                                                                    -----------      -----------
                                                                                     16,358,711       15,371,775
                                                                                    -----------      -----------
                                                                                    $37,305,227      $37,351,513
                                                                                    ===========      ===========

                                                   10



                                         FIRSTENERGY CORP.

                                    CONSOLIDATED BALANCE SHEETS



                                                                                    (Unaudited)
                                                                                      March 31,      December 31,
                                                                                        2002              2001
                                                                                    -----------      ------------
                                                                                            (In thousands)

                CAPITALIZATION AND LIABILITIES
                ------------------------------
CURRENT LIABILITIES:
   Currently payable long-term debt and preferred stock......................       $ 1,993,034      $ 1,867,657
   Short-term borrowings.....................................................           862,533          614,298
   Accounts payable..........................................................         1,069,900          704,184
   Accrued taxes.............................................................           500,852          418,555
   Other.....................................................................         1,171,393        1,064,763
                                                                                    -----------      -----------
                                                                                      5,597,712        4,669,457
                                                                                    -----------      -----------

LIABILITIES RELATED TO ASSETS PENDING SALE (Note 3)..........................           117,303        2,954,753
                                                                                    -----------      -----------

CAPITALIZATION:
   Common stockholders' equity-
     Common stock, $.10 par value, authorized 375,000,000 shares -
       297,636,276 shares outstanding........................................            29,764           29,764
     Other paid-in capital...................................................         6,103,647        6,113,260
     Accumulated other comprehensive loss....................................          (132,430)        (169,003)
     Retained earnings.......................................................         1,528,572        1,521,805
     Unallocated employee stock ownership plan common stock -
       4,697,241 and 5,117,375 shares, respectively..........................           (93,035)         (97,227)
                                                                                    -----------      -----------
         Total common stockholders' equity...................................         7,436,518        7,398,599
   Preferred stock of consolidated subsidiaries-
     Not subject to mandatory redemption.....................................           480,194          480,194
     Subject to mandatory redemption.........................................            65,327           65,406
   Subsidiary-obligated mandatorily redeemable preferred securities..........           529,450          529,450
   Long-term debt............................................................        12,597,269       11,433,313
                                                                                    -----------      -----------
                                                                                     21,108,758       19,906,962
                                                                                    -----------      -----------

DEFERRED CREDITS:
   Accumulated deferred income taxes.........................................         2,676,500        2,684,219
   Accumulated deferred investment tax credits...............................           254,374          260,532
   Nuclear plant decommissioning costs.......................................         1,220,367        1,201,599
   Power purchase contract loss liability....................................         3,506,823        3,566,531
   Other postretirement benefits.............................................           856,592          838,943
   Other.....................................................................         1,966,798        1,268,517
                                                                                    -----------      -----------
                                                                                     10,481,454        9,820,341
                                                                                    -----------      -----------

COMMITMENTS AND CONTINGENCIES (Note 2).......................................
                                                                                    -----------      -----------
                                                                                    $37,305,227      $37,351,513
                                                                                    ===========      ===========





The preceding Notes to Financial Statements as they relate to FirstEnergy Corp. are an integral part of these balance sheets.




                                           FIRSTENERGY CORP.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)


                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                        --------------------------
                                                                                          2002             2001
                                                                                        ---------        ---------
                                                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................................        $116,493         $  97,708
   Adjustments to reconcile net income to net cash from operating activities-
     Provision for depreciation and amortization................................         262,828           227,214
     Nuclear fuel and lease amortization........................................          20,965            23,975
     Other amortization, net....................................................          (3,537)           (3,633)
     Deferred costs recoverable as regulatory assets............................         (70,134)               --
     Deferred income taxes, net.................................................         (20,534)          (15,935)
     Investment tax credits, net................................................          (6,746)           (4,998)
     Cumulative effect of accounting change.....................................         (31,700)           14,338
     Receivables................................................................          66,590            29,194
     Materials and supplies.....................................................          18,163            (7,043)
     Accounts payable...........................................................          (9,992)          (69,660)
     Other......................................................................         121,688           (69,057)
                                                                                        --------         ---------
       Net cash provided from operating activities..............................         464,084           222,103
                                                                                        --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   New Financing-
     Long-term debt.............................................................         105,031               622
     Short-term borrowings, net.................................................         115,556            42,114
   Redemptions and Repayments-
     Common stock...............................................................              --            15,308
     Preferred stock............................................................         185,299                --
     Long-term debt.............................................................         183,905            21,216
     Short-term borrowings, net.................................................              --                --
   Common stock dividend payments...............................................         109,726            81,753
                                                                                        --------         ---------
       Net cash used for financing activities...................................         258,343            75,541
                                                                                        --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions...........................................................         195,292           151,176
   Avon cash and cash equivalents previously held for sale (Note 3).............        (411,822)               --
   Net assets held for sale.....................................................          61,565                --
   Cash investments.............................................................           4,343           (29,138)
   Other........................................................................         (71,176)           31,286
                                                                                        --------         ---------
       Net cash provided from (used for) investing activities...................         221,798          (153,324)
                                                                                        --------         ---------

Net increase (decrease) in cash and cash equivalents............................         427,539            (6,762)
Cash and cash equivalents at beginning of period*...............................         220,178            49,258
                                                                                        --------         ---------
Cash and cash equivalents at end of period*.....................................        $647,717         $  42,496
                                                                                        ========         =========


*   Excludes amounts in "Assets Pending Sale" on the Consolidated Balance Sheets.

The preceding  Notes to Financial  Statements  as they relate to  FirstEnergy  Corp.
are an integral part of these statements.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS










To the Board of Directors and
Shareholders of FirstEnergy Corp.:

We have reviewed the accompanying consolidated balance sheet of FirstEnergy Corp. and its subsidiaries as of March 31, 2002, and the related consolidated statements of income and cash flows for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements information for them to be in conformity with accounting principles generally accepted in the United States of America.




PricewaterhouseCoopers LLP
Cleveland, Ohio
May 15, 2002

                                FIRSTENERGY CORP.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



          FirstEnergy Corp. is a registered public utility holding company. Its subsidiaries and affiliates provide regulated and competitive electricity and other energy and energy-related services (see Results of Operations - Business Segments) to customers in the U.S. and abroad.

          FirstEnergy - which acquired the former GPU, Inc., in November of 2001
- provides domestic regulated electric distribution services through its seven wholly owned electric utility operating company subsidiaries. Ohio Edison Company (OE), the Cleveland Electric Illuminating Company (CEI), Pennsylvania Power (Penn) and Toledo Edison Company (TE) provide regulated electric distribution services to customers in Ohio and Pennsylvania, with FirstEnergy's American Transmission Systems, Inc., wholly owned subsidiary providing transmission services. Metropolitan Edison Company (Met-Ed), Pennsylvania Electric Company (Penelec), and Jersey Central Power & Light (JCP&L) - which were acquired through the GPU merger - provide regulated electric distribution and transmission services to customers in Pennsylvania and New Jersey.

          Other   FirstEnergy   subsidiaries  and  affiliates  sell  energy  and
energy-related products and services, including natural gas and energy management services, in competitive markets. These products and services are often bundled under master contracts through which multiple energy and energy-related products and services are provided. Among FirstEnergy subsidiaries and affiliates supplying services in competitive markets are FirstEnergy Solutions (FES), MARBEL Energy Corporation, FirstEnergy Facilities Services Group, LLC, and MYR Group, Inc., which was acquired through the GPU merger. FirstEnergy also offers electric distribution services abroad through international operations that were acquired through the GPU merger, including GPU Capital, Inc., and GPU Power, Inc. GPU Capital, Inc. and its subsidiaries provide electric distribution services in foreign countries. GPU Power, Inc., and its subsidiaries develop, own and operate electric generation facilities in foreign countries. Sales of portions of these international operations are pending. (See Note 3 - Pending Divestitures).

Results of Operations
---------------------

          Net income in the first quarter of 2002 was $116.5 million, or $0.40 per share of common stock (basic and diluted), compared to $97.7 million or $0.45 per share of common stock (basic and diluted) in the first quarter of 2001. Results in the first quarter of 2002 and 2001 include the cumulative effect of accounting changes (described below). Before the cumulative effect of accounting changes, earnings for the first quarter of 2002 were $84.8 million, or $0.29 per share of common stock (basic and diluted), compared to $106.2 million, or $0.49 per share of common stock (basic and diluted). Results for the first quarter of 2002 also reflect the merger of FirstEnergy and GPU, which became effective on November 7, 2001, and therefore include the results of the former GPU companies. As a result of the merger, FirstEnergy issued nearly 73.7 million shares of its common stock, which are reflected in the calculation of earnings per share of common stock in the first quarter of 2002. Several one-time charges added approximately $78.2 million in pretax expense to the first quarter of 2002 (see Expenses), compared to $8.8 million due to a one-time charge in the same period of 2001, resulting in a comparative net reduction to earnings of $0.14 per share of common stock. The cessation of goodwill amortization beginning January 1, 2002, upon implementation of Statement of Financial Accounting Standard No. (SFAS) 142, "Goodwill and Other Intangible Assets," added $0.05 per share of common stock (basic and diluted), in the first quarter of 2002, compared to the same period last year.

Revenues

          Total revenues increased $816.4 million in the first quarter of 2002, as compared to the same period in 2001. Excluding results of the former GPU companies, total revenues decreased by $332.4 million or 16.7% from the same period last year. Reduced retail electric sales and lower gas sales were the major factors contributing to the decline. Sources of changes in pre-merger and post-merger revenues during the first quarter of 2002 are summarized in the following table:

     Sources of Revenue Changes
     --------------------------
         Increase (Decrease)
                                                           (In millions)
     Pre-Merger Companies:

     Electric Utilities (Regulated Services):
       Retail electric sales..............................  $  (201.2)
       Other revenues.....................................        2.4
                                                            ---------

     Total Electric Utilities.............................     (198.8)
                                                            ---------

     Unregulated Businesses (Competitive Services):
       Retail electric sales..............................       (9.0)
       Wholesale electric sales...........................       61.4
       Gas sales..........................................     (126.7)
       Other businesses...................................      (59.3)
                                                            ---------

     Total Unregulated Businesses.........................     (133.6)
                                                            ---------

     Total Pre-Merger Companies...........................     (332.4)
                                                            ---------

     Former GPU Companies:
       Electric utilities.................................      941.5
       Unregulated businesses.............................      256.4
                                                            ---------

     Total Former GPU Companies...........................    1,197.9

     Intercompany Revenues................................      (49.1)
                                                            ---------

     Net Revenue Increase.................................  $   816.4
                                                            =========

Electric Sales

          Mild weather, a decline in economic conditions and shopping by Ohio customers for alternative energy suppliers contributed to the $201.2 million reduction in retail electric sales revenues for FirstEnergy's pre-merger electric utility operating companies (EUOCs) in the first quarter of 2002, compared to the same quarter of 2001. Kilowatt-hour sales to retail customers decreased by 25.3% in the first quarter of 2002 from the same period last year resulting in a corresponding reduction in first quarter electric sales revenues of $102.5 million. FirstEnergy's lower generation kilowatt-hour sales resulted principally from customer choice in Ohio. Sales of electric generation by alternative suppliers in the Ohio EUOCs franchise areas increased to 20.2% of total energy delivered in the first quarter of 2002, compared to 3.0% in the same quarter last year. While the first quarter of 2002 showed some evidence of an economic turnaround, generation kilowatt-hour sales continued to be adversely affected by economic conditions in the regional industrial base. Weather in the first quarter of 2002 was milder than the corresponding quarter of 2001, which also contributed to the reduced kilowatt-hour sales to retail customers.

          Reduced distribution deliveries contributed $70.5 million to the reduction in retail electric sales revenues in the first quarter of 2002, compared to the same quarter of 2001. Kilowatt-hour deliveries to franchise customers were down 9.3% due in part to the decline in economic conditions, which was a major factor resulting in an 11.4% decrease in deliveries to commercial and industrial customers. Mild weather also contributed to the reduced distribution deliveries to the residential sector.

          The remaining decrease in retail electric sales revenues resulted primarily from transition plan incentives provided to customers to promote customer shopping for alternative suppliers. This reduction to revenue is deferred for future recovery under FirstEnergy's Ohio transition plan and does not materially affect current period earnings.

          A portion of the decline in retail electric revenues was offset by additional kilowatt-hour sales to the wholesale market - more than doubling in the first quarter of 2002, compared to the same period last year. That increase resulted from the increased availability of power for the wholesale market, due to additional internal generation and reduced kilowatt-hour demand from retail customers, which allowed FirstEnergy to take advantage of wholesale market opportunities. Nonaffiliated retail energy suppliers having access to 1,120 megawatts of FirstEnergy's generation capacity made available under its transition plan also contributed to the increase in sales to the wholesale market. Overall, electric generation sales were nearly flat, increasing 0.4% in the first quarter of 2002, compared to the same quarter of 2001.

Other Sales

          Other sales revenue declined by $185.9 million in the first quarter of 2002 from the same period last year, primarily due to a reduction in gas revenues ($126.7 million) resulting from lower gas prices; however, the quantity of natural gas sales increased slightly. Despite the lower prices, the gross margin for gas sales improved (see Expenses). The elimination of coal trading ($40.4 million) after March 31, 2001, and reduced sales from the facilities services group also contributed to the decrease in other sales revenues.

Expenses

          Total expenses increased $707.3 million in the first quarter of 2002, compared to the same period of 2001, which included $979.7 million of incremental expenses related to the former GPU companies. For the pre-merger companies, total expenses decreased by $222.2 million in the first quarter of 2002, compared to the first quarter of 2001. Sources of changes in pre-merger and post-merger companies' expenses in the first quarter of 2002, compared to the prior year, are summarized in the following table:

      Sources of Expense Changes
      --------------------------
        Increase (Decrease)                              (In millions)


      Pre-Merger Companies:
        Fuel and purchased power......................     $  (51.2)
        Purchased gas.................................       (146.6)
        Other operating expenses......................         33.6
        Depreciation and amortization.................        (61.6)
        General taxes.................................          3.6
                                                           --------

        Total Pre-Merger Companies....................       (222.2)

      Former GPU Companies............................        979.7

      Intercompany Expenses...........................        (50.2)
                                                           --------

      Net Expense Increase............................     $  707.3
                                                           ========

          The  following   comparisons  reflect  variances  for  the  pre-merger
companies only, excluding the incremental expenses for the former GPU companies in the first quarter of 2002.

          Fuel and purchased power costs decreased by $51.2 million in the first quarter of 2002 from the first quarter of last year due to a $76.8 million reduction in purchased power costs. This decrease resulted from lower unit costs and reduced volume requirements. The reduction in purchased power costs was partially offset by a $25.6 million increase in fuel expense resulting from additional internal generation and an increased mix of higher-cost fossil generation - fossil generation increased by 16% and nuclear generation declined by 3%.

          Declining gas prices resulted in a $146.6 million reduction in purchased gas costs in the first quarter of 2002, compared to the same period last year - despite a slight increase in gas volumes purchased. The gross margin on gas sales improved by $19.9 million in the first quarter of 2002 from the first quarter of 2001.

          Other operating costs increased by $33.6 million in the first quarter of 2002, compared to the first quarter of 2001. Several factors contributed to the increase. Higher nuclear operating costs were the largest factors, adding $37.4 million as a result of refueling outages at two nuclear plants (Beaver Valley Unit 2 and Davis-Besse) in the first quarter of 2002, compared with only one nuclear refueling outage (Perry) in the first quarter of 2001. The following one-time charges also contributed to the increase in other operating costs in the first quarter of 2002:

          o A $30.4 million equity investment write-off related to the bankruptcy of a large customer

          o An $18.1 million mark-to-market adjustment of a long-term purchased power contract resulting from the update of a model-based long-term electricity price forecast

          o A charge of $17.1 million related to a generation project opportunity that FirstEnergy decided not to pursue

          o Impairment of certain telecommunication investments totaling $10.1 million ($12.6 million including former GPU investments)

          Factors offsetting a portion of the 2002 increase in other operating costs included: elimination of coal trading activities ($46.8 million), reduced facilities services costs ($19.0 million) and the absence of early retirement charges ($8.8 million) incurred in the first quarter of 2001.

          Charges for depreciation and amortization decreased by $61.6 million in the first quarter of 2002, compared to the same period last year. This decrease resulted from several factors including: shopping incentive deferrals and tax-related deferrals under the Ohio transition plan, the elimination of depreciation associated with the pending sale of four power plants to NRG Energy and the cessation of goodwill amortization beginning January 1, 2002. FirstEnergy's goodwill amortization in the first quarter of 2001 totaled $14.0 million.

Net Interest Charges

          Net interest charges increased $133.5 million in the first quarter of 2002, compared to the same period of 2001. This increase includes interest of $73.9 million on $4 billion of long-term debt issued by FirstEnergy in connection with the merger. Excluding the results of former GPU companies and the merger-related financing, net interest charges decreased by $12.8 million in the first quarter of 2002 from the same period in 2001.

Cumulative Effect of Accounting Changes

          As of the merger date, certain former GPU international operations were identified as "assets pending sale." Accordingly, subsequent to the merger date, results of operations and incremental interest costs related to these international subsidiaries were not included in FirstEnergy's Consolidated Statement of Income. On February 6, 2002, discussions began with Aquila, Inc. on modifying its initial offer for the acquisition of Avon Energy Partners Holdings, which resulted in a change in accounting for this investment in the first quarter of 2002. That change resulted in a $31.7 million after-tax increase to earnings (see Sale to Aquila, Inc.). In the first quarter of 2001, FirstEnergy adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" resulting in an $8.5 million after-tax charge.

Results of Operations - Business Segments
-----------------------------------------

          FirstEnergy manages its business as two separate major business segments - regulated services and competitive services. The regulated services segment designs, constructs, operates and maintains FirstEnergy's regulated domestic transmission and distribution systems. It also provides generation services to regulated franchise customers who have not chosen an alternative generation supplier. The regulated services segment obtains a portion of its required generation through power supply agreements with the competitive services segment. The competitive services segment includes all domestic unregulated energy and energy-related services including commodity sales (electricity and natural gas) in the retail and wholesale markets, marketing, generation, trading and sourcing of commodity requirements, as well as other competitive energy application services. Competitive products are increasingly marketed to customers as bundled services, often under master contracts. Financial results discussed below include intersegment revenue. A reconciliation of segment financial results to consolidated financial results is provided in
Note 6 to the consolidated financial statements.

Regulated Services

          Net income increased to $197.9 million in the first quarter of 2002, compared to $122.6 million in the same period of 2001. Excluding results of the former GPU companies, net income increased by $2.7 million in the first quarter of 2002. The factors contributing to the increase in pre-merger net income are summarized in the following table:

        Regulated Services
        ------------------
        Increase (Decrease)                                  (In millions)


        Revenues........................................      $(186.5)
        Expenses........................................       (172.4)
                                                              -------

        Income Before Interest and Income Taxes.........        (14.1)

        Net interest charges............................        (29.7)
        Income taxes....................................         12.9
                                                              -------

        Net Income Increase.............................      $   2.7
                                                              =======

          Lower  generation and distribution  revenues  reflecting mild weather, tepid economic conditions and increased shopping by Ohio customers for alternative energy suppliers combined to reduce external revenues, which accounted for most of the decrease in revenues. Expenses were $172.4 million lower in the first quarter of 2002 than the same period in 2001, principally due to lower purchased power, depreciation and amortization and other operating expenses. Lower generation sales reduced the need to purchase power from FES, which resulted in an $89.9 million expense decrease in the first quarter of 2002, compared to the same period last year. Depreciation and amortization declined by $65.8 million in the first quarter of 2002, compared to the first quarter of 2001, due to new deferred regulatory assets under the Ohio transition plan, the elimination of depreciation associated with the pending sale of four power plants and the cessation of goodwill amortization beginning January 1, 2002. Interest charges in the first quarter of 2002 decreased by $29.7 million from the same period of 2001, reflecting the impact of net debt and preferred stock redemptions and refinancings.

Competitive Services

          Net losses increased to $59.6 million in the first quarter of 2002, compared to $31.8 million in the first quarter of 2001. Excluding results of the former GPU companies, net losses increased by $29.1 million in 2001. The changes to pre-merger net losses are summarized in the following table:

     Competitive Services
     --------------------
     Increase (Decrease)                                  (In millions)


     Revenues........................................      $(184.9)
     Expenses........................................       (127.2)
                                                           -------

     Income Before Interest and Income Taxes.........        (57.7)

     Net interest charges............................          6.0
     Income taxes....................................        (26.1)
     Cumulative effect of a change in accounting.....          8.5
                                                           -------

     Net Loss Increase...............................      $   29.1
                                                           ========

          Sales to nonaffiliates decreased by $95.0 million in the first quarter of 2002, compared to the same quarter of 2001, with reduced natural gas revenues and lower sales from the facilities services group partially offset by additional electricity sales to the wholesale market. Lower power requirements by the regulated services segment reduced internal revenues by $89.9 million. Expenses decreased by $127.2 million primarily due to a reduction in purchased power costs and purchased gas costs, which were partially offset by additional fuel costs and other operating expenses (see Results of Operations).

Capital Resources and Liquidity
-------------------------------

          FirstEnergy and its subsidiaries have continuing cash needs for planned capital expenditures, maturing debt and preferred stock sinking fund requirements. During the last three quarters of 2002, capital requirements for property additions and capital leases are expected to be about $713 million, including $15 million for nuclear fuel. These capital requirements exclude any incremental repair costs of an unplanned extended outage at the Davis-Besse nuclear plant (see Supply Plan - Davis-Besse Nuclear Plant). FirstEnergy has additional cash requirements of approximately $792.7 million to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 2002. FirstEnergy also anticipates optional debt and preferred stock redemptions during the last three quarters of 2002 totaling nearly $1.0 billion. These cash requirements are expected to be satisfied from internal cash, short-term credit arrangements and net cash proceeds from the sale of 79.9% of its interest in Avon Energy Partners Holdings and the four power plants discussed above. Mandatory and optional redemptions over the remainder of the year are expected to reduce interest and preferred dividends by approximately $141 million annually. The pending sale of Avon (see Sale to Aquila, Inc.) is also expected to eliminate (due to equity accounting) approximately $1.7 billion of debt from FirstEnergy's Consolidated Balance Sheet. In total, FirstEnergy expects to reduce debt and preferred stock from its Consolidated Balance Sheet by about $3.6 billion in the last three quarters of 2002. FirstEnergy also plans to use proceeds from JCP&L's upcoming sale of transition bonds (see State Regulatory Matters - New Jersey) to redeem higher cost debt and preferred stock outstanding as of the end of the first quarter of 2002.

          As of March 31, 2002, FirstEnergy and its subsidiaries had about $647.7 million of cash and temporary investments and $862.5 million of short-term indebtedness. Available borrowings included $880 million from unused revolving lines of credit and $84 million from unused bank facilities. Excluding property released under mortgage indenture agreements related to the pending sale of four power plants, OE, CEI, TE and Penn had the capability to issue $1.5 billion of additional first mortgage bonds (FMB) on the basis of property additions and retired bonds, as of March 31, 2002. JCP&L, Met-Ed and Penelec had the capability to issue $869 million of additional senior notes as of March 31, 2002, based upon FMB collateral. Based upon applicable earnings coverage tests through March 31, 2002, and their respective charters OE, Penn, TE and JCP&L could issue $6.9 billion of preferred stock (assuming no additional debt was issued). CEI, Met-Ed and Penelec have no restrictions on the issuance of preferred stock.

          On February 22, 2002, Moody's announced a change in its outlook for the credit ratings of FirstEnergy, Met-Ed and Penelec from stable to negative. The change was based upon a decision by the Commonwealth Court of Pennsylvania to remand to the Pennsylvania Public Utility Commission (PPUC) for reconsideration its decisions regarding rate relief, accounting deferrals and the mechanism for sharing merger savings rendered in connection with its approval of the GPU merger.

          On April 4, 2002, Standard & Poor's changed its outlook for FirstEnergy's credit ratings from stable to negative citing recent developments
- damage to the Davis Besse reactor vessel head (see Supply Plan - Davis-Besse Nuclear Plant), the Pennsylvania Commonwealth Court decision (see Note 4), and market conditions for some sales of FirstEnergy's remaining non-core assets.

Sale to Aquila, Inc.
--------------------

          On March 18, 2002, FirstEnergy announced that it had finalized terms of a joint venture agreement with Aquila, Inc. (formerly UtiliCorp United). Accordingly, on May 8, 2002, Aquila acquired a 79.9% economic interest and 50% voting interest in Avon. The terms of the agreement include certain restrictions on the sale of FirstEnergy's remaining 20.1% economic interest in Avon. Therefore, it is not probable that the complete sale of Avon will be accomplished within one year of the date of its acquisition as part of the GPU merger. As a consequence, FirstEnergy recognized the cumulative effect of an accounting change in the first quarter of 2002 based on the application of Emerging Issue Task Force No. (EITF) 90-6, "Accounting for Certain Events Not Addressed in Issue No. 87-11 relating to an Acquired Operating Unit to Be Sold." That $31.7 million after-tax cumulative effect represented the net income of Avon from November 7, 2001 to February 5, 2002, that previously was not recognized by FirstEnergy in its consolidated earnings due to the application of EITF 87-11. In addition, Avon's financial statements are no longer presented as "Assets Pending Sale" and "Liabilities Related to Assets Pending Sale" in FirstEnergy's Consolidated Balance Sheet at March 31, 2002.

Market Risk Information
-----------------------

          FirstEnergy uses various market sensitive instruments, including derivative contracts, primarily to manage the risk of price, interest rate and foreign currency fluctuations. FirstEnergy's Risk Policy Committee, comprised of executive officers, exercises an independent risk oversight function to ensure compliance with corporate risk management policies and prudent risk management practices.

Commodity Price Risk

          FirstEnergy is exposed to market risk primarily due to fluctuations in electricity, natural gas and coal prices. To manage the volatility relating to these exposures, FirstEnergy uses a variety of non-derivative and derivative instruments, including forward contracts, options, futures contracts and swaps. The derivatives are used principally for hedging purposes and, to a much lesser extent, for trading purposes. The change in the fair value of commodity derivative contracts related to energy production during the first quarter of 2002 is summarized in the following table:

    Change in the Fair Value of Commodity Derivative Contracts
    ----------------------------------------------------------
                                                          (In millions)

    Outstanding net liability as of December 31, 2001...       $(66.4)
    Contract value when entered.........................          2.1
    Increase in value of existing contracts.............         82.9
    Change in techniques/assumptions....................        (20.1)
    Settled contracts...................................         27.1
                                                               ------

    Outstanding net asset as of March 31, 2002..........       $ 25.6*
                                                               ======

*Does not include $10.2 million of derivative contract fair value increase, as of March 31, 2002, representing FirstEnergy's 50% share of Great Lakes Energy Partners, LLC

          The valuation of derivative contracts is based on observable market information to the extent that such information is available. In cases where such information is not available, FirstEnergy relies on model-based information. The above table includes changes in derivative valuations resulting from revised assumptions used to develop FirstEnergy's model-based information. The model provides estimates of future regional prices for electricity and an estimate of related price volatility. FirstEnergy utilizes these results in developing estimates of fair value for the later years of applicable electricity contracts for financial reporting purposes and for internal management decision making. The impact of these revised assumptions on derivative valuations is directly attributable to increased volatility of electricity prices due to increased volatility in the commodity markets such as coal and natural gas. These commodities have recently exhibited price volatility patterns significantly greater than historical volatilities. Sources of information for the valuation of derivative contracts by year are summarized in the following table:

Source of Information - Fair Value by Contract Year
---------------------------------------------------

                               2002*    2003      2004     Thereafter   Total
                               -----    ----      ----     ----------   -----
                                                 (In millions)

Prices actively quoted....... $(5.5)   $(0.5)    $(4.6)      $  --     $(10.6)
Prices based on models**.....  --       --        --          36.2       36.2
                              ------------------------------------------------

    Total.................... $(5.5)   $(0.5)    $(4.6)      $36.2     $ 25.6
                              ================================================

*  For the remaining quarters of 2002.
** Includes $34.6 million from an embedded option that is offset by a regulatory liability and does not affect earnings.


          FirstEnergy performs sensitivity analyses to estimate its exposure to the market risk of its commodity positions. A hypothetical 10% adverse shift in quoted market prices in the near term on both FirstEnergy's trading and nontrading derivative instruments would not have had a material effect on its consolidated financial position or cash flows as of March 31, 2002. FirstEnergy estimates that if energy commodity prices experienced an adverse 10 percent change, pretax income for the next twelve months would decrease by approximately $4.3 million.

State Regulatory Matters
------------------------

Ohio

          The transition cost portion of FirstEnergy's Ohio EUOCs' rates provide for recovery of certain amounts not otherwise recoverable in a competitive generation market (such as regulatory assets). Transition costs are paid by all customers whether or not they choose an alternative supplier. Under the PUCO-approved transition plan, FirstEnergy assumed the risk of not recovering up to $500 million of transition costs if the rate of customers (excluding contracts and full-service accounts) switching their service from OE, CEI and TE does not reach 20% for any consecutive twelve-month period by December 31, 2005
- the end of the market development period. As of March 31, 2002, the annualized customer-switching rate had reduced FirstEnergy's risk of not recovering transition costs to approximately $55 million. FirstEnergy began accepting customer applications for switching to alternative suppliers on December 8, 2000; as of March 31, 2002 its Ohio EUOCs have been notified that over 640,000 of their customers requested generation services from other authorized suppliers, including FES, a wholly owned subsidiary.

Pennsylvania

          In June 2001, Met-Ed, Penelec and FirstEnergy entered into a settlement agreement with major parties in the combined merger and rate proceedings that, in addition to resolving certain issues concerning the PPUC's approval of the merger with GPU, also addressed Met-Ed's and Penelec's request for "provider of last resort" (PLR) rate relief. Several parties appealed the PPUC decision to the Commonwealth Court of Pennsylvania. On February 21, 2002, the Commonwealth Court affirmed the PPUC decision regarding approval of the GPU merger, remanding the decision to the PPUC only with respect to the issue of merger savings. The Commonwealth Court reversed the PPUC's decision regarding the PLR obligations of Met-Ed and Penelec, and denied the related requests for rate relief by Met-Ed and Penelec. On March 25, 2002, FirstEnergy, Met-Ed and Penelec filed a petition asking the Supreme Court of Pennsylvania to review the Commonwealth Court's decision to deny Met-Ed and Penelec the ability to defer costs associated with their PLR resort obligation. If the Commonwealth Court's decision is not overturned by the Supreme Court of Pennsylvania, pre-tax write-offs based on March 31, 2002, PLR deferred balances would total $193.2 million; there would be no adverse effect to FirstEnergy's net income since the contingency existed prior to the merger. Also on March 25, 2002, Citizens Power filed a motion seeking an appeal of the Commonwealth Court's decision to affirm the FirstEnergy and GPU merger with the Supreme Court of Pennsylvania. FirstEnergy is unable to predict the outcome of these matters.

New Jersey

          On February 6, 2002, JCP&L received a Financing Order from the NJBPU with authorization to issue $320 million of transition bonds to securitize the recovery of bondable stranded costs associated with the previously divested Oyster Creek nuclear generating station. The Order grants JCP&L the right to charge a usage-based, non-bypassable transition bond charge (TBC) and provided for the transfer of the bondable transition property relating to the TBC to JCP&L Transition Funding LLC (Transition Funding), a wholly owned limited liability corporation. Transition Funding is expected to issue and sell up to $320 million of transition bonds that would be recognized on FirstEnergy's Consolidated Balance Sheet in the second quarter of 2002, with the TBC providing recovery of principal, interest and related fees on the transition bonds.

Supply Plan - Davis-Besse Nuclear Plant
---------------------------------------

          The Davis-Besse nuclear plant began a refueling outage in February 2002, which was anticipated to last 34 days. On March 13, 2002, FirstEnergy announced that the refueling and maintenance outage would be extended due to corrosion found in the reactor vessel head near a nozzle penetration hole. On April 19, 2002, FirstEnergy submitted a comprehensive Root Cause Analysis Report to the Nuclear Regulatory Commission (NRC). FirstEnergy anticipates placing the Davis-Besse nuclear plant back in service in the second half of 2002. As a result, FirstEnergy has secured on-peak replacement energy through the end of August 2002 for the 883-megawatt plant. Net replacement power costs are expected to be between $10 and $15 million per month during the non-summer months and between $20 and $25 million per month for July and August 2002. FirstEnergy will also incur capital and maintenance costs associated with any equipment repairs or replacements necessary to return the plant to service. The timing of the return to service for Davis-Besse is subject to a number of uncertainties that could affect the ultimate cost of this extended outage.

Environmental Matters
---------------------

          Various environmental liabilities have been recognized on the Consolidated Balance Sheet as of March 31, 2002, based on estimates of the total costs of cleanup, the EUOCs' proportionate responsibility for such costs and the financial ability of other nonaffiliated entities to pay. The EUOCs have been named as "potentially responsible parties" (PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. In addition, JCP&L has accrued liabilities for environmental remediation of former manufactured gas plants in New Jersey; those costs are being recovered by JCP&L through a non-bypassable societal benefits charge. The EUOCs have total accrued liabilities aggregating approximately $58.2 million as of March 31, 2002. FirstEnergy does not believe environmental remediation costs will have a material adverse effect on its financial condition, cash flows or results of operations.

Significant Accounting Policies
-------------------------------

          FirstEnergy prepares its consolidated financial statements in accordance with accounting principles that are generally accepted in the United States. Application of these principles often requires a high degree of judgment, estimates and assumptions that affect its financial results. All of FirstEnergy's assets are subject to their own specific risks and uncertainties and are periodically reviewed for impairment. Assets related to the application of the policies discussed below are similarly reviewed with their risks and uncertainties reflecting these specific factors. FirstEnergy's more significant accounting policies are described below:

Purchase Accounting - Acquisition of GPU

          Purchase accounting requires judgment regarding the allocation of the purchase price based on the fair values of the assets acquired (including intangible assets) and the liabilities assumed. The fair values of the acquired assets and assumed liabilities for GPU were based primarily on estimates. The more significant of these included the estimation of the fair value of the international operations, certain domestic operations and the fair value of the pension and other post retirement benefit assets and liabilities. The preliminary purchase price allocations for the GPU acquisition are subject to adjustments in 2002 when finalized. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill, which must be reviewed for impairment at least annually. As of March 31, 2002, FirstEnergy had $6.3 billion of goodwill (excluding the goodwill in "Assets Pending Sale" on the Consolidated Balance Sheet) that primarily relates to its regulated services segment.

          FirstEnergy has determined the fair value of its Argentina operations based on the best available information as of the date of the merger. Subsequent to that date, a number of economic events have occurred in Argentina which may have an impact on FirstEnergy's ability to realize the estimated fair value of the Argentina operations. These events include currency devaluation, restrictions on repatriation of cash, and the anticipation of future asset sales in that region by competitors. FirstEnergy has determined that the current economic conditions in Argentina have not eroded the fair value recorded for these operations; as a result, an impairment writedown of this investment is not warranted as of March 31, 2002. FirstEnergy will continue to assess the potential impact of these and other related events on the realizability of the value recorded for the Argentina operations.

Regulatory Accounting

          FirstEnergy's regulated services segment is subject to regulation that sets the prices (rates) it is permitted to charge its customers based on costs that the regulatory agencies determine FirstEnergy is permitted to recover. At times, regulators permit the future recovery through rates of costs that would be currently charged to expense by an unregulated company. This rate-making process results in the recording of regulatory assets based on anticipated future cash inflows. As a result of the changing regulatory framework in each state in which FirstEnergy operates, a significant amount of regulatory assets have been recorded. As of March 31, 2002, FirstEnergy had regulatory assets of $8.8 billion. FirstEnergy regularly reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future. As disclosed in Note 1 - Regulatory Plans, the full recovery of transition costs for the Ohio EUOCs are dependent on achieving 20% shopping levels in any twelve-month period by December 31, 2005.

Derivative Accounting

          Determination of appropriate accounting for derivative transactions requires the involvement of management representing operations, finance and risk assessment. In order to determine the appropriate accounting for derivative transactions, the provisions of the contract need to be carefully assessed in accordance with the authoritative accounting literature and management's intended use of the derivative. New authoritative guidance continues to shape the application of derivative accounting. Management's expectations and intentions are key factors in determining the appropriate accounting for a derivative transaction and, as a result, such expectations and intentions are documented. Derivative contracts that are determined to fall within the scope of SFAS 133, as amended, must be recorded at their fair value. Active market prices are not always available to determine the fair value of the later years of a contract, requiring that various assumptions and estimates be used in their valuation. FirstEnergy continually monitors its derivative contracts to determine if its activities, expectations, intentions, assumptions and estimates remain valid. As part of its normal operations, FirstEnergy enters into significant commodities contracts, which increase the impact of derivative accounting judgments.

Revenue Recognition

          FirstEnergy follows the accrual method of accounting for revenues, recognizing revenue for kilowatt-hour sales that have been delivered but not yet billed through the end of the accounting period. The determination of unbilled revenues requires management to make various estimates including:

          o   Net energy generated or purchased for retail load
          o   Losses of energy over transmission and distribution lines
          o Mix of kilowatt-hour usage by residential, commercial and industrial customers
          o Kilowatt-hour usage of customers receiving electricity from alternative suppliers

Implementation of Recently Issued Accounting Standards
------------------------------------------------------

          Under SFAS 142, goodwill must be tested for impairment at least on an annual basis. FirstEnergy has periodically reviewed its goodwill for possible impairment under the pre-existing guidance in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." FirstEnergy does not anticipate that the revised impairment analysis required by SFAS 142 will result in any material goodwill impairment. FirstEnergy expects to have its revised goodwill impairment analysis completed later this year. FirstEnergy's net income in the first quarter of 2001 and the year 2001 of $98 million and $646 million, respectively, would have been $111 million and $701 million, respectively, excluding goodwill amortization.

          In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." The new statement provides accounting standards for retirement obligations associated with tangible long-lived assets with adoption required as of January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases resulting in a period expense. Upon retirement, a gain or loss will be recorded if the cost to settle the retirement obligation differs from the carrying amount. FirstEnergy is currently assessing its asset retirement obligations under the new standard and has not yet determined the impact on its financial statements.



                                         OHIO EDISON COMPANY

                                   CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)



                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                       -------------------------
                                                                                         2002             2001
                                                                                       ---------        --------
                                                                                             (In thousands)

OPERATING REVENUES..............................................................       $707,799         $783,103
                                                                                       --------         --------

OPERATING EXPENSES AND TAXES:
   Fuel.........................................................................         14,290           14,146
   Purchased power..............................................................        241,479          306,417
   Nuclear operating costs......................................................         95,234           92,245
   Other operating costs........................................................         79,611           80,956
                                                                                       --------         --------
     Total operation and maintenance expenses...................................        430,614          493,764
   Provision for depreciation and amortization..................................         92,130          116,956
   General taxes................................................................         45,376           44,954
   Income taxes.................................................................         42,615           38,601
                                                                                       --------         --------
     Total operating expenses and taxes.........................................        610,735          694,275
                                                                                       --------         --------

OPERATING INCOME................................................................         97,064           88,828

OTHER INCOME....................................................................            512           12,365
                                                                                       --------         --------

INCOME BEFORE NET INTEREST CHARGES..............................................         97,576          101,193
                                                                                       --------         --------

NET INTEREST CHARGES:
   Interest on long-term debt...................................................         33,073           39,387
   Allowance for borrowed funds used during construction and capitalized
    interest                                                                               (621)          (2,918)
   Other interest expense.......................................................          5,147            6,912
   Subsidiaries' preferred stock dividend requirements..........................          3,626            3,626
                                                                                       --------         --------
     Net interest charges.......................................................         41,225           47,007
                                                                                       --------         --------

NET INCOME......................................................................         56,351           54,186

PREFERRED STOCK DIVIDEND REQUIREMENTS...........................................          2,596            2,702
                                                                                       --------         --------

EARNINGS ON COMMON STOCK........................................................       $ 53,755         $ 51,484
                                                                                       ========         ========




The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.




                                           OHIO EDISON COMPANY

                                       CONSOLIDATED BALANCE SHEETS



                                                                                   (Unaudited)
                                                                                     March 31,       December 31,
                                                                                       2002               2001
                                                                                     ----------      ------------
                                                                                           (In thousands)

                              ASSETS
                              ------

UTILITY PLANT:
   In service................................................................        $4,986,949        $4,979,807
   Less--Accumulated provision for depreciation..............................         2,472,714         2,461,972
                                                                                     ----------        ----------
                                                                                      2,514,235         2,517,835
                                                                                     ----------        ----------
   Construction work in progress-
     Electric plant..........................................................            92,494            87,061
     Nuclear fuel............................................................               816            11,822
                                                                                     ----------        ----------
                                                                                         93,310            98,883
                                                                                     ----------        ----------
                                                                                      2,607,545         2,616,718
                                                                                     ----------        ----------




OTHER PROPERTY AND INVESTMENTS:
   PNBV Capital Trust........................................................           428,552           429,040
   Letter of credit collateralization........................................           277,763           277,763
   Nuclear plant decommissioning trusts......................................           283,496           277,337
   Long-term notes receivable from associated companies......................           504,734           505,028
   Other.....................................................................           312,597           303,409
                                                                                     ----------        ----------
                                                                                      1,807,142         1,792,577
                                                                                     ----------        ----------




CURRENT ASSETS:
   Cash and cash equivalents.................................................            57,493             4,588
   Receivables-
     Customers (less accumulated provisions of $4,532,000 and
       $4,522,000, respectively for uncollectible accounts)..................           300,768           311,744
     Associated companies....................................................           470,162           523,884
     Other (less accumulated provisions of $1,000,000 for uncollectible
       accounts at both dates)...............................................            42,161            41,611
   Notes receivable from associated companies................................           247,069           108,593
   Materials and supplies, at average cost-
     Owned...................................................................            54,915            53,900
     Under consignment.......................................................            14,572            13,945
   Other.....................................................................            34,446            50,541
                                                                                     ----------        ----------
                                                                                      1,221,586         1,108,806
                                                                                     ----------        ----------



DEFERRED CHARGES:
   Regulatory assets..........................................................        2,190,376         2,234,227
   Other......................................................................          164,445           163,625
                                                                                     ----------        ----------
                                                                                      2,354,821         2,397,852
                                                                                     ----------        ----------
                                                                                     $7,991,094        $7,915,953
                                                                                     ==========        ==========



                                            OHIO EDISON COMPANY

                                        CONSOLIDATED BALANCE SHEETS



                                                                                     (Unaudited)
                                                                                       March 31,      December 31,
                                                                                        2002              2001
                                                                                     ----------      -------------
                                                                                            (In thousands)

                 CAPITALIZATION AND LIABILITIES
                 ------------------------------
CAPITALIZATION:
   Common stockholder's equity-
     Common stock, without par value, authorized 175,000,000 shares -
       100 shares outstanding.................................................       $2,098,729        $2,098,729
     Retained earnings........................................................          524,827           572,272
                                                                                     ----------        ----------
         Total common stockholder's equity....................................        2,623,556         2,671,001
   Preferred stock not subject to mandatory redemption........................          160,965           160,965
   Preferred stock of consolidated subsidiary-
     Not subject to mandatory redemption......................................           39,105            39,105
     Subject to mandatory redemption..........................................           14,250            14,250
   Company obligated mandatorily redeemable preferred
     securities of subsidiary trust holding solely Company
     subordinated debentures..................................................          120,000           120,000
   Long-term debt.............................................................        1,652,835         1,614,996
                                                                                     ----------        ----------
                                                                                      4,610,711         4,620,317
                                                                                     ----------        ----------


CURRENT LIABILITIES:
   Currently payable long-term debt and preferred stock.......................          554,873           576,962
   Short-term borrowings-
     Associated companies.....................................................          115,074            26,076
     Other....................................................................          171,058           219,750
   Accounts payable-
     Associated companies.....................................................          104,383           110,784
     Other....................................................................            7,925            19,819
   Accrued taxes..............................................................          315,715           258,831
   Accrued interest...........................................................           39,290            33,053
   Other......................................................................           93,478            63,140
                                                                                     ----------        ----------
                                                                                      1,401,796         1,308,415
                                                                                     ----------        ----------


DEFERRED CREDITS:
   Accumulated deferred income taxes..........................................        1,147,984         1,175,395
   Accumulated deferred investment tax credits................................           96,011            99,193
   Nuclear plant decommissioning costs........................................          282,659           276,500
   Other postretirement benefits..............................................          167,822           166,594
   Other......................................................................          284,111           269,539
                                                                                     ----------        ----------
                                                                                      1,978,587         1,987,221
                                                                                     ----------        ----------

COMMITMENTS AND CONTINGENCIES (Note 2)........................................
                                                                                     ----------        ----------
                                                                                     $7,991,094        $7,915,953
                                                                                     ==========        ==========



The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these balance sheets.




                                        OHIO EDISON COMPANY

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)


                                                                                        Three Months Ended
                                                                                               March 31,
                                                                                      ----------------------------
                                                                                        2002               2001
                                                                                      ---------          ---------
                                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................................       $ 56,351         $  54,186
   Adjustments to reconcile net income to net cash from operating activities-
     Provision for depreciation and amortization................................         92,130           116,956
     Nuclear fuel and lease amortization........................................         11,402            11,757
     Deferred income taxes, net.................................................        (13,170)          (20,402)
     Investment tax credits, net................................................         (3,773)           (3,353)
     Receivables................................................................         64,148           (57,704)
     Materials and supplies.....................................................         (1,642)           53,146
     Accounts payable...........................................................        (18,295)          (88,181)
     Other......................................................................         80,360            45,655
                                                                                       --------         ---------
       Net cash provided from operating activities..............................        267,511           112,060
                                                                                       --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   New Financing-
     Long-term debt.............................................................        104,985               500
     Short-term borrowings, net.................................................         40,306             5,615
   Redemptions and Repayments-
     Long-term debt.............................................................         89,547             7,150
   Dividend Payments-
     Common stock...............................................................        101,200            37,300
     Preferred stock............................................................          2,597             2,698
                                                                                       --------         ---------
       Net cash used for financing activities...................................         48,053            41,033
                                                                                       --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions...........................................................         30,344            25,398
   Loans to associated companies................................................        138,181           175,572
   Sale of assets to associated companies.......................................             --         (121,594)
   Other........................................................................         (1,972)           (1,479)
                                                                                       --------         ---------
       Net cash used for investing activities...................................        166,553            77,897
                                                                                       --------         ---------

Net Increase (decrease) in cash and cash equivalents............................         52,905            (6,870)
Cash and cash equivalents at beginning of period................................          4,588            18,269
                                                                                       --------         ---------
Cash and cash equivalents at end of period......................................       $ 57,493         $  11,399
                                                                                       ========         =========



The preceding Notes to Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS











To the Board of Directors and
Shareholders of Ohio Edison Company:

We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company and its subsidiaries as of March 31, 2002, and the related consolidated statements of income and cash flows for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements information for them to be in conformity with accounting principles generally accepted in the United States of America.



PricewaterhouseCoopers LLP
Cleveland, Ohio
May 15, 2002

                               OHIO EDISON COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



          OE is a wholly owned, electric utility subsidiary of FirstEnergy. OE and its wholly owned subsidiary, Penn, conduct business in portions of Ohio and Pennsylvania, providing regulated electric distribution services. OE and Penn (OE Companies) also provide power to those customers electing to retain them as their power supplier. The OE Companies also provide power directly to wholesale customers under previously negotiated contracts, as well as to alternative energy suppliers under OE's transition plan. The OE Companies have unbundled the price of electricity into its component elements - including generation, transmission, distribution and transition charges. In addition, OE's transition plan includes shopping incentives. Power supply requirements of the OE Companies are provided by FES - an affiliated company.

Results of Operations
---------------------

          Operating revenues decreased $75.3 million or 9.6% in the first quarter of 2002, as compared to the first quarter of 2001, principally due to mild weather, a decline in economic conditions and shopping by Ohio customers for alternative energy suppliers. Kilowatt-hour sales to retail customers decreased by 19.2% in the first quarter of 2002 from the same period last year which reduced operating revenues from generation services by $39.9 million. OE's lower generation kilowatt-hour sales resulted primarily from customer choice in Ohio. Sales of electric generation by alternative suppliers in the OE Companies' franchise areas increased to 17.1% of total energy delivered in the first quarter of 2002, compared to 4.0% in the same quarter last year. As of March 31, 2002, nearly 14% of OE customers had selected alternative suppliers. While the first quarter of 2002 showed some evidence of an economic turnaround, generation kilowatt-hour sales continued to be adversely affected by economic conditions in the regional industrial base. Weather in the first quarter of 2002 was milder than the corresponding quarter of 2001, also reducing kilowatt-hour sales to retail customers.

          Reduced distribution deliveries contributed $21.0 million to the reduction in operating revenues in the first quarter of 2002, compared to the same quarter of 2001. Kilowatt-hour deliveries to franchise customers were 6.5% lower due in part to the decline in economic conditions, which was a major factor resulting in a 7.7% decrease in deliveries to commercial and industrial customers. Mild weather also contributed to a 4.5% reduction in distribution deliveries to the residential sector.

          The remaining decrease in retail electric sales revenues resulted primarily from transition plan incentives to customers receiving generation from alternative suppliers. This reduction to revenues is deferred for future recovery under OE's transition plan and does not materially affect current period earnings. Increased revenues from kilowatt-hour sales to the wholesale market were more than offset by reduced revenues from FES.

          The sources of changes in operating revenues during the first quarter of 2002 are summarized in the following table:

     Sources of Revenue Changes
     --------------------------
       Increase (Decrease)
                                                            (In millions)
     Retail:

       Generation sales...................................     $(39.9)
       Distribution deliveries............................      (21.0)
       Shopping incentives................................       (9.9)
                                                               ------

       Total Retail.......................................      (70.8)
     Wholesale............................................       (6.6)
     Other................................................        2.1
                                                               ------

     Net Operating Revenue Decrease.......................     $(75.3)
                                                               ======

Operating Expenses and Taxes

          Total operating expenses and taxes decreased $83.5 million in the first quarter of 2002, compared to the same period of 2001. Purchased power costs decreased $64.9 million in the first quarter of 2002 from the first quarter of last year reflecting reduced power requirements due to lower kilowatt-hour sales and lower unit costs. Nuclear operating costs increased $3.0 million in the first quarter of 2002, compared to the same period of 2001, primarily reflecting costs incurred for the Beaver Valley Unit 2 (55.62% owned) refueling outage compared to costs related to the Perry Plant (35.24% owned) refueling outage in the first quarter of 2001.

          Charges for depreciation and amortization decreased by $24.8 million in the first quarter of 2002, compared to the same period last year. This decrease primarily resulted from shopping incentive deferrals and tax-related deferrals under OE's transition plan.

Other Income

          Other Income decreased $11.9 million in the first quarter of 2002 from the first quarter of 2001 principally due to adjustments related to OE's low income housing investments.

Net Interest Charges

          Net interest charges continued to trend lower, decreasing by $5.8 million in the first quarter of 2002, compared to the same period last year, primarily due to debt redemption and refinancing activities.

Capital Resources and Liquidity
-------------------------------

          The OE Companies have continuing cash requirements for planned capital expenditures and maturing debt. During the last three quarters of 2002, capital requirements for property additions and capital leases are expected to be about $32 million, including $9 million for nuclear fuel. The OE Companies also have sinking fund requirements for preferred stock and maturing long-term debt of $320.4 million during the remainder of 2002. These requirements are expected to be satisfied from internal cash and/or short-term credit arrangements.

          As of March 31, 2002, the OE Companies had about $304.6 million of cash and temporary investments and $286.1 million of short-term indebtedness. Their available borrowing capability included $145.0 million from unused revolving lines of credit and up to $34 million from bank facilities on a short-term basis at the banks' discretion. As of March 31, 2002, the OE Companies had the capability to issue up to $1.3 billion of additional first mortgage bonds on the basis of property additions and retired bonds. Under the earnings coverage tests contained in the OE Companies' charters, $2.2 billion of preferred stock (assuming no additional debt was issued) could be issued based on earnings through the first quarter of 2002.

State Regulatory Matters
------------------------

          The transition cost portion of the OE Companies' rates provides for recovery of certain amounts not otherwise recoverable in a competitive generation market (such as regulatory assets). Transition costs are paid by all customers whether or not they choose an alternative supplier. Under the PUCO-approved transition plan, OE assumed the risk of not recovering up to $250 million of transition costs if the rate of customers (excluding contracts and full-service accounts) switching their service from OE does not reach 20% for any consecutive twelve-month period by December 31, 2005 - the end of the market development period. As of March 31, 2002, the annualized customer-switching rate essentially reduced OE's risk of not recovering transition costs to approximately $48 million. OE began accepting customer applications for switching to alternative suppliers on December 8, 2000 and has received notifications as of March 31, 2002 that over 157,000 of its customers requested generation services from other authorized suppliers.

Significant Accounting Policies
-------------------------------

          OE prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Application of these principles often requires a high degree of judgment, estimates and assumptions that affect OE's financial results. All of OE's assets are subject to their own specific risks and uncertainties and are continually reviewed for impairment. Assets related to the application of the policies discussed below are similarly reviewed with their risks and uncertainties reflecting these specific factors. OE's more significant accounting policies are described below.

Regulatory Accounting

          The OE Companies are subject to regulation that sets the prices (rates) they are permitted to charge their customers based on the costs that regulatory agencies determine the OE Companies are permitted to recover. At times, regulators permit the future recovery through rates of costs that would be currently charged to expense by an unregulated company. This rate-making process results in the recording of regulatory assets based on anticipated future cash inflows. As a result of the changing regulatory framework in Ohio and Pennsylvania, a significant amount of regulatory assets have been recorded - $2.2 billion as of March 31, 2002. OE regularly reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future. As disclosed in Note 1 - Regulatory Plans, OE's full recovery of transition costs is dependent on achieving 20% shopping levels in any twelve-month period by 2005.

Revenue Recognition

          The OE Companies follow the accrual method of accounting for revenues, recognizing revenue for kilowatt-hour sales that have been delivered but not yet billed through the end of the accounting period. The determination of unbilled revenues requires management to make various estimates including:

          o   Net energy generated or purchased for retail load
          o   Losses of energy over transmission and distribution lines
          o Allocations to distribution companies within the FirstEnergy system
          o Mix of kilowatt-hour usage by residential, commercial and industrial customers
          o Kilowatt-hour usage of customers receiving electricity from alternative suppliers

Implementation of Recently Issued Accounting Standards
------------------------------------------------------

          In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." The new statement provides accounting standards for retirement obligations associated with tangible long-lived assets with adoption required as of January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases resulting in a period expense. Upon retirement, a gain or loss will be recorded if the cost to settle the retirement obligation differs from the carrying amount. OE is currently assessing its asset retirement obligations under the new standard and has not yet determined the impact on its financial statements.



                       THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                             CONSOLIDATED STATEMENTS OF INCOME
                                       (Unaudited)


                                                                        Three Months Ended
                                                                              March 31,
                                                                     -------------------------
                                                                       2002             2001
                                                                     --------         --------
                                                                           (In thousands)

OPERATING REVENUES.............................................      $424,977         $516,417
                                                                     --------         --------


OPERATING EXPENSES AND TAXES:
   Fuel........................................................        17,270           17,865
   Purchased power.............................................       139,436          214,505
   Nuclear operating costs.....................................        71,417           49,950
   Other operating costs.......................................        66,847           78,303
                                                                     --------         --------
       Total operation and maintenance expenses................       294,970          360,623
   Provision for depreciation and amortization.................        28,471           56,764
   General taxes...............................................        38,746           37,870
   Income taxes................................................         7,468            7,715
                                                                     --------         --------
       Total operating expenses and taxes......................       369,655          462,972
                                                                     --------         --------


OPERATING INCOME...............................................        55,322           53,445


OTHER INCOME...................................................         5,241            4,420
                                                                     --------         --------


INCOME BEFORE NET INTEREST CHARGES.............................        60,563           57,865
                                                                     --------         --------


NET INTEREST CHARGES:
   Interest on long-term debt..................................        46,995           48,285
   Allowance for borrowed funds used during construction.......          (749)            (857)
   Other interest expense (credit).............................          (529)          (1,196)
   Subsidiaries' preferred dividend requirements...............         2,150               --
                                                                     --------         --------
       Net interest charges....................................        47,867           46,232
                                                                     --------         --------


NET INCOME.....................................................        12,696           11,633


PREFERRED STOCK DIVIDEND REQUIREMENTS..........................         8,256            6,561
                                                                     --------         --------


EARNINGS ON COMMON STOCK.......................................      $  4,440         $  5,072
                                                                     ========         ========




The preceding Notes to Financial Statements as they relate to The Cleveland Electric Illuminating Company are an integral part of these statements.




                             THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                    CONSOLIDATED BALANCE SHEETS



                                                                                 (Unaudited)
                                                                                   March 31,       December 31,
                                                                                      2002             2001
                                                                                  -----------      ------------
                                                                                         (In thousands)

                              ASSETS
                              ------
UTILITY PLANT:

   In service................................................................      $4,071,357       $4,071,134
   Less--Accumulated provision for depreciation..............................       1,745,201        1,725,727
                                                                                   ----------       ----------
                                                                                    2,326,156        2,345,407
                                                                                   ----------       ----------
  Construction work in progress-
     Electric plant..........................................................          83,614           66,266
     Nuclear fuel............................................................          29,155           21,712
                                                                                   ----------       ----------
                                                                                      112,769           87,978
                                                                                   ----------       ----------
                                                                                    2,438,925        2,433,385
                                                                                   ----------       ----------

OTHER PROPERTY AND INVESTMENTS:
   Shippingport Capital Trust................................................         475,543          475,543
   Nuclear plant decommissioning trusts......................................         216,820          211,605
   Long-term notes receivable from associated companies......................         103,315          103,425
   Other.....................................................................          21,250           24,611
                                                                                   ----------       ----------
                                                                                      816,928          815,184
                                                                                   ----------       ----------

CURRENT ASSETS:
   Cash and cash equivalents.................................................          15,262              296
   Receivables-
     Customers...............................................................          14,588           17,706
     Associated companies....................................................          56,179           75,113
     Other (less accumulated provisions of $1,015,000 for uncollectible
       accounts at both dates)...............................................         114,952           99,716
   Notes receivable from associated companies................................             525              415
   Materials and supplies, at average cost-
     Owned...................................................................          21,313           20,230
     Under consignment.......................................................          28,816           28,533
   Other.....................................................................           9,126           31,634
                                                                                   ----------       ----------
                                                                                      260,761          273,643
                                                                                   ----------       ----------

DEFERRED CHARGES:
   Regulatory assets.........................................................         898,240          874,488
   Goodwill..................................................................       1,370,639        1,370,639
   Other.....................................................................          89,860           88,767
                                                                                   ----------       ----------
                                                                                    2,358,739        2,333,894
                                                                                   ----------       ----------
                                                                                   $5,875,353       $5,856,106
                                                                                   ==========       ==========


                           THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                   CONSOLIDATED BALANCE SHEETS



                                                                                 (Unaudited)
                                                                                   March 31,       December 31,
                                                                                     2002              2001
                                                                                  -----------      ------------
                                                                                         (In thousands)

             CAPITALIZATION AND LIABILITIES
             ------------------------------
CAPITALIZATION:
   Common stockholder's equity-
     Common stock, without par value, authorized 105,000,000 shares -
       79,590,689 shares outstanding.........................................      $  931,962       $  931,962
     Retained earnings.......................................................         154,557          150,183
                                                                                   ----------       ----------
         Total common stockholder's equity...................................       1,086,519        1,082,145
   Preferred stock-
     Not subject to mandatory redemption.....................................         141,475          141,475
     Subject to mandatory redemption.........................................           6,208            6,288
   Company obligated mandatorily redeemable preferred securities of
     subsidiary trust holding solely Company subordinated debentures.........         100,000          100,000
   Long-term debt............................................................       2,139,221        2,156,322
                                                                                   ----------       ----------
                                                                                    3,473,423        3,486,230
                                                                                   ----------       ----------


CURRENT LIABILITIES:
   Currently payable long-term debt and preferred stock......................         444,788          526,630
   Accounts payable-
     Associated companies....................................................         111,163           81,463
     Other...................................................................          18,954           30,332
   Notes payable to associated companies.....................................         173,188           97,704
   Accrued taxes.............................................................         124,762          129,830
   Accrued interest..........................................................          62,670           57,101
   Other.....................................................................          84,107           60,664
                                                                                   ----------       ----------
                                                                                    1,019,632          983,724
                                                                                   ----------       ----------


DEFERRED CREDITS:
   Accumulated deferred income taxes.........................................         644,133          637,339
   Accumulated deferred investment tax credits...............................          75,285           76,187
   Nuclear plant decommissioning costs.......................................         226,013          220,798
   Pensions and other postretirement benefits................................         232,014          231,365
   Other.....................................................................         204,853          220,463
                                                                                   ----------       ----------
                                                                                    1,382,298        1,386,152
                                                                                   ----------       ----------


COMMITMENTS AND CONTINGENCIES (Note 2).......................................
                                                                                   ----------       ----------
                                                                                   $5,875,353       $5,856,106
                                                                                   ==========       ==========



The preceding Notes to Financial Statements as they relate to The Cleveland Electric Illuminating Company are an integral part of these balance sheets.





                           THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)


                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                      2002               2001
                                                                                    ---------          --------
                                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................................    $ 12,696           $ 11,633
   Adjustments to reconcile net income to net
     cash from operating activities-
       Provision for depreciation and amortization..............................      28,471             56,764
       Nuclear fuel and lease amortization......................................       5,990              7,044
       Other amortization.......................................................      (3,892)            (3,633)
       Deferred income taxes, net...............................................       7,196                 53
       Investment tax credits, net..............................................        (902)              (969)
       Receivables..............................................................       6,816             75,619
       Materials and supplies...................................................      (1,366)            15,323
       Accounts payable.........................................................      18,322            (55,050)
       Accrued taxes............................................................      (5,068)           (48,469)
       Other....................................................................      19,259            (53,583)
                                                                                    --------           --------
         Net cash provided from operating activities............................      87,522              4,732
                                                                                    --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   New Financing-
     Short-term borrowings, net.................................................      75,484             32,263
   Redemptions and Repayments-
     Preferred Stock............................................................     100,000                 --
     Long-term debt.............................................................          94              8,640
   Dividend Payments-
     Common stock...............................................................          --             21,800
     Preferred stock............................................................       5,252              7,037
                                                                                    --------           --------
         Net cash used for financing activities.................................      29,862              5,214
                                                                                    --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions...........................................................      36,470             10,217
   Capital trust investments....................................................          --            (15,208)
   Other........................................................................       6,224              7,150
                                                                                    --------           --------
         Net cash used for investing activities.................................      42,694              2,159
                                                                                    --------           --------

Net increase (decrease) in cash and cash equivalents............................      14,966             (2,641)
Cash and cash equivalents at beginning of period ...............................         296              2,855
                                                                                    --------           --------
Cash and cash equivalents at end of period......................................    $ 15,262           $    214
                                                                                    ========           ========



The preceding Notes to Financial Statements as they relate to The Cleveland Electric Illuminating Company are an integral part of these statements.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS










To the Board of Directors and
Shareholders of The Cleveland
Electric Illuminating Company:

We have reviewed the accompanying consolidated balance sheet of The Cleveland Electric Illuminating Company and its subsidiaries as of March 31, 2002, and the related consolidated statements of income and cash flows for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements information for them to be in conformity with accounting principles generally accepted in the United States of America.





PricewaterhouseCoopers LLP
Cleveland, Ohio
May 15, 2002

                   THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



          CEI is a wholly owned, electric utility subsidiary of FirstEnergy. CEI conducts business in portions of northern Ohio, providing regulated electric distribution services. CEI also provides power to those customers electing to retain CEI as their power supplier. CEI continues to provide power directly to wholesale customers under previously negotiated contracts, as well as to alternative energy suppliers under its regulatory plan. CEI's regulatory plan itemizes, or unbundles the price of electricity into its component elements - including generation, transmission, distribution and transition charges. In addition, CEI's transition plan includes shopping credit incentives. Power supply requirements of CEI are provided by FES - an affiliated company.

Results of Operations
---------------------

          Operating revenues decreased $91.4 million in the first quarter of 2002, as compared to the first quarter of 2001, principally due to mild weather, a decline in economic conditions and shopping by customers for alternative energy suppliers. Kilowatt-hour sales to generation customers decreased by 37.3% in the first quarter of 2002 from the same period last year resulting in a corresponding reduction in first quarter operating revenues from generation services of $50.2 million. CEI's lower generation kilowatt-hour sales resulted primarily from customer choice in Ohio. Sales of electric generation by alternative suppliers in CEI's franchise area increased to 28.5% of total energy delivered in the first quarter of 2002, compared to 2.9% in the same quarter last year. As of March 31, 2002, nearly 49% of CEI customers had selected alternative suppliers. While the first quarter of 2002 showed some evidence of an economic turnaround, generation kilowatt-hour sales continued to be adversely affected by economic conditions in the regional industrial base. Weather in the first quarter of 2002 was milder than the corresponding quarter of 2001, which also contributed slightly to the reduced kilowatt-hour sales to retail customers.

          Reduced distribution deliveries contributed $33.6 million to the reduction in operating revenues in the first quarter of 2002, compared to the same quarter of 2001. Kilowatt-hour deliveries to franchise customers were 14.9% lower due in part to the decline in economic conditions, which was a major factor resulting in a 17.8% decrease in deliveries to commercial and industrial customers. Mild weather also contributed to a 7.8% reduction in distribution deliveries to the residential sector.

          The remaining decrease in retail electric sales revenues resulted primarily from transition plan incentives provided to customers choosing alternative suppliers. This reduction to revenues is deferred for future recovery under CEI's transition plan and does not materially affect current period earnings. Additional kilowatt-hour sales to wholesale customers increased slightly in the first quarter of 2002, partially offsetting the decline in retail operating revenues.

          The sources of changes in operating revenues during the first quarter of 2002 are summarized in the following table:

     Sources of Operating Revenue Changes
     ------------------------------------
     Increase (Decrease)
                                                            (In millions)
     Retail:
       Generation sales...................................     $(50.2)
       Distribution deliveries............................      (33.6)
       Shopping incentives................................      (13.9)
                                                               ------

       Total Retail.......................................      (97.7)
     Wholesale............................................        8.6
     Other................................................       (2.3)
                                                               ------

     Total Operating Revenue Decrease.....................     $(91.4)
                                                               ======

Operating Expenses and Taxes

          Total operating expenses and taxes decreased $93.3 million in the first quarter of 2002, compared to the same period of 2001. Purchased power costs decreased $75.1 million in the first quarter of 2002 from the first quarter of last year reflecting reduced power requirements due to lower kilowatt-hour sales. Higher nuclear operating costs resulted from having refueling outages at two nuclear plants (Beaver Valley Unit 2 and Davis-Besse) in the first quarter of 2002, compared with only one refueling outage (Perry) in the first quarter of 2001. Other operating costs were $11.5 million lower in the first quarter of 2002 than the same period last year. More than one-half of the decrease related to customer expense items - elimination of low-income payment plan costs (now administered by the Ohio Department of Development), reduced customer uncollectible expenses and reduced program expenditures.

          Charges for depreciation and amortization decreased by $28.3 million in the first quarter of 2002, compared to the same period last year. This decrease resulted from shopping incentive deferrals and tax-related deferrals under CEI's transition plan, the elimination of depreciation associated with the pending sale of the Ashtabula, Eastlake and Lake Shore generating plants as part of a transaction with NRG Energy, and the cessation of goodwill amortization beginning January 1, 2002, upon implementation of SFAS 142, "Goodwill and Other Intangible Assets." CEI's goodwill amortization in the first quarter of 2001 totaled $9.6 million.

Net Interest Charges and Preferred Stock Dividend Requirements

          Net interest charges increased slightly by $1.6 million or 3.5% in the first quarter of 2002, compared to the first quarter of 2001, primarily due to preferred dividends paid by CEI's consolidated Centerior Funding Trust on securities issued in early December 2001 (see Note 1). Preferred stock dividend requirements increased $1.7 million due to premiums relating to optional redemptions of $96.9 million of preferred stock during the first quarter of 2002.

Capital Resources and Liquidity
-------------------------------

          CEI has continuing cash needs for planned capital expenditures and maturing debt. During the last three quarters of 2002, capital requirements for property additions and capital leases are expected to be about $36 million, including $5 million for nuclear fuel. These capital requirements exclude any incremental repair costs of an unplanned extended outage at the Davis-Besse nuclear plant described below. CEI also has sinking fund requirements for preferred stock and maturing long-term debt of $246.8 million during the remainder of 2002. These requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of March 31, 2002, CEI had approximately $15.3 million of cash and temporary investments and $173.2 million of short-term indebtedness to associated companies. Under its first mortgage indenture and excluding property additions associated with the pending sale of coal-fired generating plants, as of March 31, 2002, CEI had the capability to issue up to $121 million of additional first mortgage bonds on the basis of property additions and retired bonds. CEI has no restrictions on the issuance of preferred stock.

          The Davis-Besse nuclear plant began a refueling outage on February 16, 2002, which was anticipated to last 34 days. On March 13, 2002, FirstEnergy announced that the refueling and maintenance outage would be extended due to corrosion found in the reactor vessel head near a nozzle penetration hole. On April 19, 2002, FirstEnergy submitted a comprehensive Root Cause Analysis Report to the Nuclear Regulatory Commission. FirstEnergy anticipates placing the Davis-Besse nuclear plant back in service during the second half of 2002. CEI owns a 51.38% share of the Davis-Besse plant and is responsible for its portion of the incremental maintenance and capital expenditures required to return the plant to service. All output from the plant is sold to FES under a power sales agreement and an extended outage will reduce CEI's kilowatt-hour sales to FES. The timing of the return to service for Davis-Besse is subject to a number of uncertainties that could affect the ultimate cost of this extended outage.

Ohio Regulatory Matters
-----------------------

          The transition cost portion of CEI's rates provides for recovery of certain amounts not otherwise recoverable in a competitive generation market (such as regulatory assets). Transition costs are paid by all customers whether or not they choose an alternative supplier. Under the PUCO-approved transition plan, CEI assumed the risk of not recovering up to $170 million of transition costs if the rate of customers (excluding contracts and full-service accounts) switching their service from CEI does not reach 20% for any consecutive twelve-month period by December 31, 2005 - the end of the market development period. As of March 31, 2002, the annualized customer-switching rate essentially eliminated CEI's risk of not recovering transition costs, since over 366,000 of its customers requested generation services from other authorized suppliers.

Environmental Matters
---------------------

          Various environmental liabilities have been recognized on the Consolidated Balance Sheet as of March 31, 2002, based on estimates of the total costs of cleanup, CEI's proportionate responsibility for such costs and the financial ability of other nonaffiliated entities to pay. CEI has been named a "potentially responsible party"

(PRP) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. CEI has accrued liabilities of approximately $2.9 million as of March 31, 2002, and does not believe environmental remediation costs will have a material adverse effect on its financial condition, cash flows or results of operations.

Significant Accounting Policies
-------------------------------

          CEI prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Application of these principles often requires a high degree of judgment, estimates and assumptions that affect CEI's financial results. All of CEI's assets are subject to their own specific risks and uncertainties and are periodically reviewed for impairment. Assets related to the application of the policies discussed below are similarly reviewed with their risks and uncertainties reflecting these specific factors. CEI's more significant accounting policies are described below.

Regulatory Accounting

          CEI is subject to regulation that sets the prices (rates) it is permitted to charge customers based on the costs that regulatory agencies determine CEI is permitted to recover. At times, regulators permit the future recovery through rates of costs that would be currently charged to expense by an unregulated company. This rate-making process results in the recording of regulatory assets based on anticipated future cash inflows. As a result of the changing regulatory framework in Ohio, a significant amount of regulatory assets have been recorded - $898.2 million as of March 31, 2002. CEI regularly reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future. As disclosed in Note 1 - Regulatory Plans, CEI's full recovery of transition costs is dependent on achieving 20% shopping levels in any twelve-month period by 2005.

Revenue Recognition

          CEI follows the accrual method of accounting for revenues, recognizing revenue for kilowatt-hour sales that have been delivered but not yet billed through the end of the accounting period. The determination of unbilled revenues requires management to make various estimates including:

          o   Net energy generated or purchased for retail load
          o   Losses of energy over transmission and distribution lines
          o Allocations to distribution companies within the FirstEnergy system
          o Mix of kilowatt-hour usage by residential, commercial and industrial customers
          o Kilowatt-hour usage of customers receiving electricity from alternative suppliers

Implementation of Recently Issued Accounting Standards
------------------------------------------------------

          Under SFAS 142, goodwill must be tested for impairment at least on an annual basis. CEI has periodically reviewed its goodwill for possible impairment under the pre-existing guidance in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." CEI does not anticipate that the revised impairment analysis required by SFAS 142 will result in any material goodwill impairment. CEI expects to have its revised goodwill impairment analysis completed later this year.

          In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." The new statement provides accounting standards for retirement obligations associated with tangible long-lived assets with adoption required as of January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases resulting in a period expense. Upon retirement, a gain or loss will be recorded if the cost to settle the retirement obligation differs from the carrying amount. CEI is currently assessing its asset retirement obligations under the new standard and has not yet determined the impact on its financial statements.



                                 THE TOLEDO EDISON COMPANY

                              CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                       -------------------------
                                                                                         2002             2001
                                                                                       --------         --------
                                                                                            (In thousands)

OPERATING REVENUES..............................................................       $244,167         $271,635
                                                                                       --------         --------

OPERATING EXPENSES AND TAXES:
   Fuel.........................................................................         11,391           12,753
   Purchased power..............................................................         82,404           88,352
   Nuclear operating costs......................................................         75,098           47,648
   Other operating costs........................................................         34,879           38,626
                                                                                       --------         --------
       Total operation and maintenance expenses.................................        203,772          187,379
   Provision for depreciation and amortization..................................         21,368           32,775
   General taxes................................................................         13,748           16,061
   Income taxes (benefit).......................................................         (4,379)           7,086
                                                                                       --------         --------
       Total operating expenses and taxes.......................................        234,509          243,301
                                                                                       --------         --------


OPERATING INCOME................................................................          9,658           28,334


OTHER INCOME....................................................................          4,343            3,788
                                                                                       --------         --------


INCOME BEFORE NET INTEREST CHARGES..............................................         14,001           32,122
                                                                                       --------         --------


NET INTEREST CHARGES:
   Interest on long-term debt...................................................         15,872           17,244
   Allowance for borrowed funds used during construction........................           (428)            (349)
   Other interest expense (credit)..............................................           (735)            (978)
                                                                                       --------         --------
       Net interest charges.....................................................         14,709           15,917
                                                                                       --------         --------


NET INCOME (LOSS)...............................................................           (708)          16,205
                                                                                       --------         --------


PREFERRED STOCK DIVIDEND REQUIREMENTS...........................................          4,724            4,045
                                                                                       --------         --------


EARNINGS (LOSSES) ATTRIBUTABLE TO COMMON STOCK..................................       $ (5,432)        $ 12,160
                                                                                       ========         ========




The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.





                                      THE TOLEDO EDISON COMPANY

                                     CONSOLIDATED BALANCE SHEETS



                                                                                 (Unaudited)
                                                                                   March 31,       December 31,
                                                                                      2002              2001
                                                                                  -----------      ------------
                                                                                         (In thousands)

                              ASSETS
                              ------
UTILITY PLANT:
   In service................................................................      $1,581,997       $1,578,943
   Less--Accumulated provision for depreciation..............................         659,671          645,865
                                                                                   ----------       ----------
                                                                                      922,326          933,078
                                                                                   ----------       ----------
   Construction work in progress-
     Electric plant..........................................................          53,674           40,220
     Nuclear fuel............................................................          26,497           19,854
                                                                                   ----------       ----------
                                                                                       80,171           60,074
                                                                                   ----------       ----------
                                                                                    1,002,497          993,152
                                                                                   ----------       ----------

OTHER PROPERTY AND INVESTMENTS:
   Shippingport Capital Trust................................................         262,188          262,131
   Nuclear plant decommissioning trusts......................................         162,303          156,084
   Long-term notes receivable from associated companies......................         162,301          162,347
   Other.....................................................................           3,921            4,248
                                                                                   ----------       ----------
                                                                                      590,713          584,810
                                                                                   ----------       ----------

CURRENT ASSETS:
   Cash and cash equivalents.................................................           2,609              302
   Receivables-
     Customers...............................................................           5,313            5,922
     Associated companies....................................................          49,653           64,667
     Other...................................................................           5,310            9,709
   Notes receivable from associated companies................................          13,954            7,607
   Materials and supplies, at average cost-
     Owned...................................................................          15,055           13,996
     Under consignment.......................................................          16,642           17,050
   Prepayments and other.....................................................           4,593           14,580
                                                                                   ----------       ----------
                                                                                      113,129          133,833
                                                                                   ----------       ----------

DEFERRED CHARGES:
   Regulatory assets.........................................................         397,338          388,846
   Goodwill..................................................................         445,732          445,732
   Other.....................................................................          26,077           25,745
                                                                                   ----------       ----------
                                                                                      869,147          860,323
                                                                                   ----------       ----------
                                                                                   $2,575,486       $2,572,118
                                                                                   ==========       ==========



                                         THE TOLEDO EDISON COMPANY

                                        CONSOLIDATED BALANCE SHEETS



                                                                                 (Unaudited)
                                                                                   March 31,       December 31,
                                                                                      2002             2001
                                                                                  -----------      ------------
                                                                                         (In thousands)

           CAPITALIZATION AND LIABILITIES
           ------------------------------
CAPITALIZATION:
   Common stockholder's equity-
     Common stock, $5 par value, authorized 60,000,000 shares -
       39,133,887 shares outstanding.........................................      $  195,670       $  195,670
     Other paid-in capital...................................................         328,559          328,559
     Retained earnings.......................................................         102,404          113,436
                                                                                   ----------       ----------
         Total common stockholder's equity...................................         626,633          637,665
   Preferred stock not subject to mandatory redemption.......................         126,000          126,000
   Long-term debt............................................................         591,680          646,174
                                                                                   ----------       ----------
                                                                                    1,344,313        1,409,839
                                                                                   ----------       ----------



CURRENT LIABILITIES:
   Currently payable long-term debt and preferred stock......................         316,899          347,593
   Accounts payable-
     Associated companies....................................................          66,811           53,960
     Other...................................................................          17,428           27,418
   Notes payable to associated companies.....................................          86,206           17,208
   Accrued taxes.............................................................          34,138           39,848
   Accrued interest..........................................................          17,888           19,918
   Other.....................................................................          77,389           40,222
                                                                                   ----------       ----------
                                                                                      616,759          546,167
                                                                                   ----------       ----------



DEFERRED CREDITS:
   Accumulated deferred income taxes.........................................         219,439          213,145
   Accumulated deferred investment tax credits...............................          30,856           31,342
   Nuclear plant decommissioning costs.......................................         168,645          162,426
   Pensions and other postretirement benefits................................         121,299          120,561
   Other.....................................................................          74,175           88,638
                                                                                   ----------       ----------
                                                                                      614,414          616,112
                                                                                   ----------       ----------

COMMITMENTS AND CONTINGENCIES (Note 2).......................................
                                                                                   ----------       ----------
                                                                                   $2,575,486       $2,572,118
                                                                                   ==========       ==========



The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these balance sheets.



                                           THE TOLEDO EDISON COMPANY

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)


                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                    ---------------------------
                                                                                      2002               2001
                                                                                    ---------          --------
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...............................................................      $  (708)        $  16,205
   Adjustments to reconcile net income (loss) to net
     cash from operating activities-
       Provision for depreciation and amortization..............................       21,368            32,775
       Nuclear fuel and lease amortization......................................        3,573             5,174
       Deferred income taxes, net...............................................        5,314             2,158
       Investment tax credits, net..............................................         (486)             (486)
       Receivables..............................................................       20,022            17,617
       Materials and supplies...................................................         (651)           11,423
       Accounts payable.........................................................        2,861             1,909
       Other....................................................................       14,472           (29,804)
                                                                                      -------         ---------
         Net cash provided from operating activities............................       65,765            56,971
                                                                                      -------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   New Financing-
     Short-term borrowings, net.................................................       68,998                --
   Redemptions and Repayments-
     Preferred stock............................................................       85,299                --
     Long-term debt.............................................................           94             5,863
     Short-term borrowings, net.................................................           --            41,936
   Dividend Payments-
     Common stock...............................................................        5,600            14,700
     Preferred stock............................................................        3,425             4,045
                                                                                      -------         ---------
         Net cash used for financing activities.................................       25,420            66,544
                                                                                      -------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions...........................................................       25,559            12,028
   Loans to associated companies................................................        6,301           117,890
   Loan payments from associated companies......................................           --            (3,548)
   Capital trust investments....................................................           57           (17,185)
   Sale of assets to associated companies.......................................           --          (117,890)
   Other........................................................................        6,121              (190)
                                                                                      -------         ---------
         Net cash used for (provided from) investing activities.................       38,038            (8,895)
                                                                                      -------         ---------

Net increase (decrease) in cash and cash equivalents............................        2,307              (678)
Cash and cash equivalents at beginning of period................................          302             1,385
                                                                                      -------         ---------
Cash and cash equivalents at end of period......................................      $ 2,609         $     707
                                                                                      =======         =========



The preceding Notes to Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS











To the Board of Directors and
Shareholders of The Toledo
Edison Company:

We have reviewed the accompanying consolidated balance sheet of The Toledo Edison Company and its subsidiaries as of March 31, 2002, and the related consolidated statements of income and cash flows for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements information for them to be in conformity with accounting principles generally accepted in the United States of America.





PricewaterhouseCoopers LLP
Cleveland, Ohio
May 15, 2002

                            THE TOLEDO EDISON COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


          TE is a wholly owned electric utility subsidiary of FirstEnergy. TE conducts business in northwestern Ohio, providing regulated electric distribution services. TE also provides power to those customers electing to retain TE as their power supplier. TE provides power directly to wholesale customers under previously negotiated contracts, as well as to alternative energy suppliers under its regulatory plan. TE's regulatory plan itemizes, or unbundles the price of electricity into its component elements - including generation, transmission, distribution and transition charges. In addition, TE's transition plan includes shopping credit incentives. Power supply requirements of TE are provided by FES - an affiliated company.

Results of Operations
---------------------

          Operating revenues decreased $27.5 million in the first quarter of 2002, as compared to the first quarter of 2001, principally due to mild weather, a decline in economic conditions and shopping by Ohio customers for alternative energy suppliers. Kilowatt-hour sales to retail customers decreased by 19.0% in the first quarter of 2002 from the same period last year resulting in a corresponding reduction in first quarter operating revenues from generation services of $12.3 million. TE's lower generation kilowatt-hour sales resulted primarily from customer choice in Ohio. Sales of electric generation by alternative suppliers in TE's franchise area increased to 14.4% of total energy delivered in the first quarter of 2002, compared to 0.9% in the same quarter last year. As of March 31, 2002, nearly 39% of TE's customers had selected alternative suppliers. While the first quarter of 2002 showed some evidence of economic turnaround, generation kilowatt-hour sales continued to be adversely affected by economic conditions in the regional industrial base. Weather in the first quarter of 2002 was milder than the corresponding quarter of 2001, which also contributed to the reduced kilowatt-hour sales to retail customers.

          Reduced distribution deliveries contributed $15.8 million to the reduction in operating revenues in the first quarter of 2002, compared to the same quarter of 2001. Kilowatt-hour deliveries to franchise customers were 6.2% lower due in part to the decline in economic conditions, which was a major factor resulting in an 8.1% decrease in deliveries to commercial and industrial customers. Mild weather also contributed to a slight decline in distribution deliveries to the residential sector.

          The remaining decrease in retail electric sales revenues resulted primarily from transition plan incentives to customers choosing alternative suppliers. This reduction to revenues is deferred for future recovery under TE's transition plan and does not materially affect current period earnings. Revenues from kilowatt-hour sales to wholesale customers increased slightly in the first quarter of 2002, primarily reflecting higher kilowatt-hour sales to CEI from Beaver Valley Unit 2.

          The sources of changes in operating revenues during the first quarter of 2002 are summarized in the following table:

    Sources of Operating Revenue Changes
    ------------------------------------
    Increase (Decrease)
                                                           (In millions)
    Retail:
      Generation sales...................................     $(12.3)
      Distribution deliveries............................      (15.8)
      Shopping incentives................................       (4.1)
                                                              ------

      Total Retail.......................................      (32.2)
    Wholesale............................................        5.5
    Other................................................       (0.8)
                                                              ------

    Net Operating Revenue Decrease.......................     $(27.5)
                                                              ======


Operating Expenses and Taxes

          Total operating expenses and taxes decreased $8.8 million in the first quarter of 2002, compared to the same period of 2001. Nuclear generation decreased by 22% in the first quarter of 2002, compared to the same period last year, which reduced fuel expense by $1.4 million. Purchased power costs were $5.9 million lower in the first quarter of 2002 than the first quarter of last year reflecting reduced power requirements due to lower kilowatt-hour sales. Higher nuclear operating costs resulted from two refueling outages (Beaver Valley Unit 2 and Davis-Besse) in the first quarter of 2002, compared with only one refueling outage (Perry) in the first quarter of 2001. Other operating costs decreased $3.7 million principally due to the elimination of low-income payment plan costs (now administered by the Ohio Department of Development) and reduced distribution maintenance and customer program expenditures.

          Charges for depreciation and amortization decreased by $11.4 million in the first quarter of 2002, compared to the same period last year. This decrease resulted from shopping incentive deferrals and tax-related deferrals under TE's transition plan, the elimination of depreciation associated with the pending sale of the Bay Shore generating plant as part of a transaction with NRG Energy, and the cessation of goodwill amortization beginning January 1, 2002, upon implementation of SFAS 142, "Goodwill and Other Intangible Assets." TE's goodwill amortization in the first quarter of 2001 totaled $3.1 million.

          General taxes decreased by $2.3 million in the first quarter of 2002, compared to the same period of 2001, primarily due to state tax changes in connection with the Ohio electric industry restructuring.

Net Interest Charges

          Net interest charges continued to trend lower, decreasing by $1.2 million in the first quarter of 2002, compared to the same period last year, primarily due to debt redemption activities.

Capital Resources and Liquidity
-------------------------------

          TE has continuing cash needs for planned capital expenditures and maturing debt. During the last three quarters of 2002, capital requirements for property additions and capital leases are expected to be about $10 million, including $1 million for nuclear fuel. These capital requirements exclude any incremental repair costs from unplanned extended outage at the Davis-Besse nuclear plant described below. TE also has maturing long-term debt of $164.4 million during the remainder of 2002. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of March 31, 2002, TE had approximately $16.6 million of cash and temporary investments and $86.2 million of short-term indebtedness to associated companies. Under its first mortgage indenture and excluding property additions associated with the pending sale of the Bay Shore generating plant, as of March 31, 2002, TE had the capability to issue a nominal amount of additional first mortgage bonds on the basis of property additions and retired bonds. Under the earnings coverage test contained in the TE charter, no preferred stock could be issued based on earnings through the first quarter of 2002.

          The Davis-Besse nuclear plant began a refueling outage on February 16, 2002, which was anticipated to last 34 days. On March 13, 2002, FirstEnergy announced that the refueling and maintenance outage would be extended due to corrosion found in the reactor vessel head near a nozzle penetration hole. On April 19, 2002, FirstEnergy submitted a comprehensive Root Cause Analysis Report to the Nuclear Regulatory Commission. FirstEnergy anticipates placing the Davis-Besse nuclear plant back in service during the second half of 2002. TE owns a 48.62% share of the Davis-Besse plant and is responsible for its portion of the incremental maintenance and capital expenditures to return the plant to service. All output from the plant is sold to FES under a power sales agreement and an extended outage will reduce TE's kilowatt-hour sales to FES. The timing of the return to service for Davis-Besse is subject to a number of uncertainties that could affect the ultimate cost of this extended outage.

Ohio Regulatory Matters
-----------------------

          The transition cost portion of TE's rates provides for recovery of certain amounts not otherwise recoverable in a competitive generation market (such as regulatory assets). Transition costs are paid by all customers whether or not they choose an alternative supplier. Under the PUCO-approved transition plan, TE assumed the risk of not recovering up to $80 million of transition costs if the rate of customers (excluding contracts and full-service accounts) switching their service from TE does not reach 20% for any consecutive twelve-month period by December 31, 2005 - the end of the market development period. As of March 31, 2002, the annualized customer-switching rate essentially reduced TE's risk of not recovering transition revenue to approximately $8 million, since over 118,000 of its customers requested generation services from other authorized suppliers.

Significant Accounting Policies
-------------------------------

          TE prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Application of these principles often requires a high degree of judgment, estimates and assumptions that affect TE's financial results. All of TE's assets are subject to their own specific risks and uncertainties and are continually reviewed for impairment. Assets related to the application of the policies discussed below are similarly reviewed with their risks and uncertainties reflecting these specific factors. TE's more significant accounting policies are described below.

Regulatory Accounting

          TE is subject to regulation that sets the prices (rates) it is permitted to charge customers based on the costs that regulatory agencies determine TE is permitted to recover. At times, regulators permit the future recovery through rates of costs that would be currently charged to expense by an unregulated company. This rate-making process results in the recording of regulatory assets based on anticipated future cash inflows. As a result of the changing regulatory framework in Ohio, a significant amount of regulatory assets have been recorded - $397.3 million as of March 31, 2002. TE continually reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future. As disclosed in Note 1 - Regulatory Plans, TE's full recovery of transition costs is dependent on achieving 20% shopping levels in any twelve-month period by 2005.

Revenue Recognition

          TE follows the accrual method of accounting for revenues, recognizing revenue for kilowatt-hour sales that have been delivered but not yet billed through the end of the accounting period. The determination of unbilled revenues requires management to make various estimates including:

          o   Net energy generated or purchased for retail load
          o   Losses of energy over transmission and distribution lines
          o Allocations to distribution companies within the FirstEnergy system
          o Mix of kilowatt-hour usage by residential, commercial and industrial customers
          o Kilowatt-hour usage of customers receiving electricity from alternative suppliers

Implementation of Recently Issued Accounting Standards
------------------------------------------------------

          Under SFAS 142, goodwill must be tested for impairment at least on an annual basis. TE has periodically reviewed its goodwill for possible impairment under the pre-existing guidance in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." TE does not anticipate that the revised impairment analysis required by SFAS 142 will result in any material goodwill impairment. TE expects to have its revised goodwill impairment analysis completed later this year.

          In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." The new statement provides accounting standards for retirement obligations associated with tangible long-lived assets with adoption required as of January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases resulting in a period expense. Upon retirement, a gain or loss will be recorded if the cost to settle the retirement obligation differs from the carrying amount. TE is currently assessing its asset retirement obligations under the new standard and has not yet determined the impact on its financial statements.



                                   PENNSYLVANIA POWER COMPANY

                                      STATEMENTS OF INCOME
                                           (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                       -------------------------
                                                                                         2002             2001
                                                                                       ---------        --------
                                                                                             (In thousands)

OPERATING REVENUES..............................................................       $124,335         $128,397
                                                                                       --------         --------


OPERATING EXPENSES AND TAXES:
   Fuel.........................................................................          6,333            6,641
   Purchased power..............................................................         39,963           45,768
   Nuclear operating costs......................................................         22,332           20,265
   Other operating costs........................................................          9,952           10,296
                                                                                       --------         --------
       Total operation and maintenance expenses.................................         78,580           82,970
   Provision for depreciation and amortization..................................         14,204           14,263
   General taxes................................................................          6,004            4,480
   Income taxes.................................................................         10,416           10,675
                                                                                       --------         --------
       Total operating expenses and taxes.......................................        109,204          112,388
                                                                                       --------         --------


OPERATING INCOME................................................................         15,131           16,009


OTHER INCOME....................................................................            665              875
                                                                                       --------         --------


INCOME BEFORE NET INTEREST CHARGES..............................................         15,796           16,884
                                                                                       --------         --------


NET INTEREST CHARGES:
   Interest expense.............................................................          4,098            4,728
   Allowance for borrowed funds used during construction........................           (252)            (232)
                                                                                       --------         --------
       Net interest charges.....................................................          3,846            4,496
                                                                                       --------         --------


NET INCOME......................................................................         11,950           12,388


PREFERRED STOCK DIVIDEND REQUIREMENTS...........................................            926              926
                                                                                       --------         --------


EARNINGS ON COMMON STOCK........................................................       $ 11,024         $ 11,462
                                                                                       ========         ========




The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.




                                    PENNSYLVANIA POWER COMPANY

                                          BALANCE SHEETS



                                                                                   (Unaudited)
                                                                                    March 31,       December 31,
                                                                                      2002             2001
                                                                                   -----------      ------------
                                                                                        (In thousands)

                              ASSETS
                              ------
UTILITY PLANT:
   In service................................................................       $670,422          $664,432
   Less--Accumulated provision for depreciation..............................        293,101           290,216
                                                                                    --------          --------
                                                                                     377,321           374,216
                                                                                    --------          --------

   Construction work in progress-
     Electric plant..........................................................         25,289            24,141
     Nuclear fuel............................................................            468             2,921
                                                                                    --------          --------
                                                                                      25,757            27,062
                                                                                    --------          --------
                                                                                     403,078           401,278
                                                                                    --------          --------



OTHER PROPERTY AND INVESTMENTS:
   Nuclear plant decommissioning trusts......................................        116,035           116,634
   Long-term notes receivable from associated companies......................         39,200            39,290
   Other.....................................................................         22,003            21,597
                                                                                    --------          --------
                                                                                     177,238           177,521
                                                                                    --------          --------


CURRENT ASSETS:
   Cash and cash equivalents.................................................          1,001                67
   Receivables-
     Customers (less accumulated provisions of $631,000 and $619,000,
       respectively, for uncollectible accounts).............................         43,038            40,890
     Associated companies....................................................         35,498            36,491
     Other...................................................................          4,314             4,787
   Notes receivable from associated companies................................          1,439            54,411
   Materials and supplies, at average cost...................................         26,170            25,598
   Prepayments...............................................................         19,152             5,682
                                                                                    --------          --------
                                                                                     130,612           167,926
                                                                                    --------          --------



DEFERRED CHARGES:
   Regulatory assets.........................................................        195,664           208,838
   Other.....................................................................          4,523             4,534
                                                                                    --------          --------
                                                                                     200,187           213,372
                                                                                    --------          --------
                                                                                    $911,115          $960,097
                                                                                    ========          ========




                                     PENNSYLVANIA POWER COMPANY

                                           BALANCE SHEETS



                                                                                  (Unaudited)
                                                                                    March 31,       December 31,
                                                                                      2002              2001
                                                                                  -----------      ------------
                                                                                          (In thousands)
           CAPITALIZATION AND LIABILITIES
           ------------------------------
CAPITALIZATION:
   Common stockholder's equity-
     Common stock, $30 par value, authorized 6,500,000 shares -
       6,290,000 shares outstanding..........................................     $188,700            $188,700
     Other paid-in capital...................................................         (310)               (310)
     Retained earnings.......................................................       38,623              35,398
                                                                                  --------            --------
         Total common stockholder's equity...................................      227,013             223,788
   Preferred stock-
     Not subject to mandatory redemption.....................................       39,105              39,105
     Subject to mandatory redemption.........................................       14,250              14,250
   Long-term debt-
     Associated companies....................................................           --              21,064
     Other...................................................................      240,975             240,983
                                                                                  --------            --------
                                                                                   521,343             539,190
                                                                                  --------            --------
CURRENT LIABILITIES:
   Currently payable long-term debt-
     Associated companies....................................................           --              18,090
     Other...................................................................       12,076              12,075
   Accounts payable-
     Associated companies....................................................       35,312              50,604
     Other...................................................................          974               1,441
   Accrued taxes.............................................................       29,503              18,853
   Accrued interest..........................................................        3,626               5,264
   Other.....................................................................        8,727               9,675
                                                                                  --------            --------
                                                                                    90,218             116,002
                                                                                  --------            --------

DEFERRED CREDITS:
   Accumulated deferred income taxes.........................................      131,797             136,808
   Accumulated deferred investment tax credits...............................        4,033               4,108
   Nuclear plant decommissioning costs.......................................      116,497             117,096
   Other.....................................................................       47,227              46,893
                                                                                  --------            --------
                                                                                   299,554             304,905
                                                                                  --------            --------

COMMITMENTS AND CONTINGENCIES (Note 2).......................................
                                                                                  --------            --------
                                                                                  $911,115            $960,097
                                                                                  ========            ========




The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these balance sheets.




                                      PENNSYLVANIA POWER COMPANY

                                       STATEMENTS OF CASH FLOWS
                                              (Unaudited)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    ---------------------------
                                                                                      2002               2001
                                                                                    ---------          --------
                                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income......................................................................    $ 11,950           $ 12,388
Adjustments to reconcile net income to net
   cash from operating activities-
     Provision for depreciation and amortization................................      14,204             14,263
     Nuclear fuel and lease amortization........................................       4,716              4,882
     Deferred income taxes, net.................................................      (1,925)            (2,481)
     Investment tax credits, net................................................        (665)              (711)
     Receivables................................................................        (682)             9,065
     Materials and supplies.....................................................        (572)             7,964
     Accounts payable...........................................................     (15,759)           (33,354)
     Other......................................................................      (4,732)            (8,870)
                                                                                    --------           --------
         Net cash provided from operating activities............................       6,535              3,146
                                                                                    --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Redemptions and Repayments-
     Long-term debt.............................................................      40,667              4,918
   Dividend Payments-
     Common stock...............................................................       7,800              6,300
     Preferred stock............................................................         926                926
                                                                                    --------           --------
         Net cash used for financing activities.................................      49,393             12,144
                                                                                    --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property additions...........................................................       8,083              5,358
   Loan payment from parent.....................................................     (53,063)           (13,640)
   Other........................................................................       1,188                315
                                                                                    --------           --------
         Net cash provided from investing activities............................      43,792              7,967
                                                                                    --------           --------


Net increase (decrease) in cash and cash equivalents............................         934             (1,031)
Cash and cash equivalents at beginning of period................................          67              3,475
                                                                                    --------           --------
Cash and cash equivalents at end of period......................................    $  1,001           $  2,444
                                                                                    ========           ========




The preceding Notes to Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS










To the Board of Directors and
Shareholders of Pennsylvania
Power Company:

We have reviewed the accompanying consolidated balance sheet of Pennsylvania Power Company and its subsidiaries as of March 31, 2002, and the related consolidated statements of income and cash flows for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements information for them to be in conformity with accounting principles generally accepted in the United States of America.





PricewaterhouseCoopers LLP
Cleveland, Ohio
May 15, 2002

                           PENNSYLVANIA POWER COMPANY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



          Penn is a wholly owned, electric utility subsidiary of OE. Penn conducts business in portions of western Pennsylvania, providing regulated electric distribution services. Penn also provides power to those customers electing to retain Penn as their power supplier. Penn continues to provide power directly to wholesale customers under previously negotiated contracts. Penn's regulatory plan itemizes, or unbundles the price of electricity into its component elements - including generation, transmission, distribution and transition charges. Penn's power supply requirements are provided by FES - an affiliated company.

Results of Operations
---------------------

          Operating revenues decreased $4.1 million in the first quarter of 2002 as compared to the first quarter of 2001, primarily due to lower wholesale revenues from power sales to FES, which declined $7.5 million.

          Reduced distribution deliveries contributed $1.1 million to the reduction in operating revenues in the first quarter of 2002, compared to the same quarter of 2001. Kilowatt-hour deliveries to franchise customers were 5.6% lower in the first quarter of 2002 than the corresponding quarter last year due in part to a decline in economic conditions which was a major factor resulting in an 8.0% decrease in deliveries to commercial and industrial customers. Mild weather also contributed to a 1.4% reduction in distribution deliveries to residential customers.

          Revenues from sales of generation to retail customers increased $3.5 million due to a 3.8% increase in kilowatt-hour sold in the first quarter of 2002, compared to the same quarter last year. Customers returning to Penn from alternative generation suppliers more than offset the effects of the economy and weather. Electric generation by alternative suppliers in Penn's franchise area declined to 0.7% of total energy delivered in the first quarter of 2002 from 9.6% in the same quarter last year.

          The sources of changes in operating revenues during the first quarter of 2002 are summarized in the following table:

      Sources of Operating Revenue Changes
      ------------------------------------
      Increase (Decrease)
                                                             (In millions)
      Retail:
        Generation sales...................................     $  3.5
        Distribution deliveries............................       (1.1)
                                                                ------

        Total Retail.......................................        2.4
      Wholesale............................................       (8.1)
      Other................................................        1.6
                                                                ------

      Net Operating Revenue Decrease.......................     $ (4.1)
                                                                ======

Operating Expenses and Taxes

          Total operating expenses and taxes decreased $3.2 million in the first quarter of 2002, compared to the same period of 2001. Purchased power costs decreased $5.8 million in the first quarter of 2002 from the same period last year, reflecting lower unit costs that were offset in part by additional quantities purchased to supply additional generation kilowatt-hour sales. Nuclear operating costs increased $2.1 million in the first quarter of 2002, primarily from a larger ownership share of capacity in the refueling outage for Beaver Valley Unit 2 (13.74% owned) compared to the Perry Plant (5.24% owned) in the first quarter of 2001.

          General taxes increased by $1.5 million in the first quarter of 2002, compared to the first quarter of 2001, principally due to an increase in the gross receipts tax rate for 2002.

Net Interest Charges

          Net interest charges decreased $650,000 or 14.4% in the first quarter of 2002, compared to the same period last year, primarily due to prior debt redemption and refinancing activities.

Capital Resources and Liquidity
-------------------------------

          Penn has continuing cash requirements for planned capital expenditures and maturing debt. During the last three quarters of 2002, capital requirements for property additions and capital leases are expected to be about $5 million, including $4 million for nuclear fuel. Penn also has sinking fund requirements for preferred stock and maturing long-term debt of $1.7 million during the remainder of 2002. These cash requirements are expected to be satisfied from internal cash and/or short-term credit arrangements.

          As of March 31, 2002, Penn had about $2.4 million of cash and temporary investments and no short-term indebtedness. Also, Penn had $2.0 million available from an unused bank facility as of March 31, 2002, which may be borrowed for up to several days at the bank's discretion. Under its first mortgage indenture, as of March 31, 2002, Penn had the capability to issue up to $298 million of additional first mortgage bonds on the basis of property additions and retired bonds. Under the earnings coverage test contained in Penn's charter, $189 million of preferred stock (assuming no additional debt was issued) could be issued based on earnings through the first quarter of 2002.

Significant Accounting Policies
-------------------------------

          Penn prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Application of these principles often requires a high degree of judgment, estimates and assumptions that affect Penn's financial results. All of Penn's assets are subject to their own specific risks and uncertainties and are continually reviewed for impairment. Assets related to the application of the policies discussed below are similarly reviewed with their risks and uncertainties reflecting these specific factors. Penn's more significant accounting policies are described below.

Regulatory Accounting

          Penn is subject to regulation that sets the prices (rates) it is permitted to charge customers based on the costs that regulatory agencies determine Penn is permitted to recover. At times, regulators permit the future recovery through rates of costs that would be currently charged to expense by an unregulated company. This rate-making process results in the recording of regulatory assets based on anticipated future cash inflows. As a result of the changing regulatory framework in Pennsylvania, a significant amount of regulatory assets have been recorded - $195.7 million as of March 31, 2002. Penn continually reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

Revenue Recognition

          Penn follows the accrual method of accounting for revenues, recognizing revenue for kilowatt-hours that have been delivered but not yet billed through the end of the accounting period. The determination of unbilled revenues requires management to make various estimates including:

          o   Net energy generated or purchased for retail load
          o   Losses of energy over transmission and distribution lines
          o Allocations to distribution companies within the FirstEnergy system
          o Mix of kilowatt-hour usage by residential, commercial and industrial customers
          o Kilowatt-hour usage of customers receiving electricity from alternative suppliers

Implementation of Recently Issued Accounting Standards
------------------------------------------------------

          In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." The new statement provides accounting standards for retirement obligations associated with tangible long-lived assets with adoption required as of January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases resulting in a period expense. Upon retirement, a gain or loss will be recorded if the cost to settle the retirement obligation differs from the carrying amount. Penn is currently assessing its asset retirement obligations under the new standard and has not yet determined the impact on its financial statements.



                                JERSEY CENTRAL POWER & LIGHT COMPANY

                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                       -------------------------
                                                                                         2002             2001
                                                                                       ---------        --------
                                                                                            (In thousands)
OPERATING REVENUES..............................................................       $450,713    |     $461,682
                                                                                       --------    |     --------
                                                                                                   |
OPERATING EXPENSES AND TAXES:                                                                      |
   Fuel.........................................................................          1,176    |        1,338
   Purchased power..............................................................        210,985    |      215,666
   Other operating costs........................................................         68,517    |       63,644
                                                                                       --------    |     --------
       Total operation and maintenance expenses.................................        280,678    |      280,648
   Provision for depreciation and amortization..................................         63,903    |       61,749
   General taxes................................................................         17,003    |       15,573
   Income taxes.................................................................         27,861    |       30,228
                                                                                       --------    |     --------
       Total operating expenses and taxes.......................................        389,445    |      388,198
                                                                                       --------    |     --------
                                                                                                   |
OPERATING INCOME................................................................         61,268    |       73,484
                                                                                                   |
OTHER INCOME....................................................................          2,826    |        1,158
                                                                                       --------    |     --------
                                                                                                   |
INCOME BEFORE NET INTEREST CHARGES..............................................         64,094    |       74,642
                                                                                       --------    |     --------
                                                                                                   |
NET INTEREST CHARGES:                                                                              |
   Interest on long-term debt...................................................         22,717    |       21,209
   Allowance for borrowed funds used during construction........................           (482)   |         (434)
   Deferred interest............................................................            449    |       (3,076)
   Other interest expense (credit)..............................................         (1,244)   |        2,886
   Subsidiaries' preferred stock dividend requirements..........................          2,675    |        2,675
                                                                                       --------    |     --------
       Net interest charges.....................................................         24,115    |       23,260
                                                                                       --------    |     --------
                                                                                                   |
NET INCOME......................................................................         39,979    |       51,382
                                                                                                   |
PREFERRED STOCK DIVIDEND REQUIREMENTS...........................................            753    |        1,391
                                                                                       --------    |     --------
                                                                                                   |
EARNINGS ON COMMON STOCK........................................................       $ 39,226    |     $ 49,991
                                                                                       ========    |     ========



The preceding Notes to Financial Statements as they relate to Jersey Central Power &
Light Company are an integral part of these statements.



                                  JERSEY CENTRAL POWER & LIGHT COMPANY

                                       CONSOLIDATED BALANCE SHEETS



                                                                                  (Unaudited)
                                                                                    March 31,      December 31,
                                                                                      2002            2001
                                                                                  ------------     ------------
                                                                                          (In thousands)

                              ASSETS
                              ------
UTILITY PLANT:
   In service................................................................     $ 3,453,937      $ 3,431,823
   Less--Accumulated provision for depreciation..............................       1,341,659        1,313,259
                                                                                  -----------      -----------
                                                                                    2,112,278        2,118,564
   Construction work in progress - electric plant............................          62,493           60,482
                                                                                  -----------      -----------
                                                                                    2,174,771        2,179,046
                                                                                  -----------      -----------

OTHER PROPERTY AND INVESTMENTS:
   Nuclear plant decommissioning trusts......................................         114,104          114,899
   Nuclear fuel disposal trust...............................................         140,988          137,098
   Long-term notes receivable from associated companies......................          20,333           20,333
   Other.....................................................................          17,360            6,643
                                                                                  -----------      -----------
                                                                                      292,785          278,973
                                                                                  -----------      -----------

CURRENT ASSETS:
   Cash and cash equivalents.................................................          67,617           31,424
   Receivables-
     Customers (less accumulated provisions of $10,642,000 and $12,923,000
      respectively, for uncollectible accounts)..............................         186,430          226,392
     Associated companies....................................................             475            6,412
     Other ..................................................................          22,506           20,729
   Materials and supplies, at average cost-..................................           1,342            1,348
   Prepayments and other.....................................................          10,313           16,569
                                                                                  -----------      -----------
                                                                                      288,683          302,874
                                                                                  -----------      -----------

DEFERRED CHARGES:
   Regulatory assets.........................................................       3,291,456        3,324,804
   Goodwill..................................................................       1,926,526        1,926,526
   Other.....................................................................          30,333           27,775
                                                                                  -----------      -----------
                                                                                    5,248,315        5,279,105
                                                                                  -----------      -----------
                                                                                  $ 8,004,554      $ 8,039,998
                                                                                  ===========      ===========



The preceding Notes to Financial Statements as they relate to Jersey Central Power &
Light Company are an integral part of these balance sheets.




                                 JERSEY CENTRAL POWER & LIGHT COMPANY

                                      CONSOLIDATED BALANCE SHEETS



                                                                                  (Unaudited)
                                                                                    March 31,       December 31,
                                                                                     2002              2001
                                                                                  -----------      ------------
                                                                                          (In thousands)

             CAPITALIZATION AND LIABILITIES
             ------------------------------
CAPITALIZATION:
   Common stockholder's equity-
     Common stock, par value $10 per share, authorized 16,000,000
       shares - 15,371,270 shares outstanding................................      $  153,713       $  153,713
     Other paid-in capital...................................................       2,981,117        2,981,117
     Accumulated other comprehensive income (loss)...........................             467             (472)
     Retained earnings.......................................................          68,569           29,343
                                                                                   ----------       ----------
         Total common stockholder's equity...................................       3,203,866        3,163,701
   Preferred stock-
     Not subject to mandatory redemption.....................................          12,649           12,649
     Subject to mandatory redemption.........................................          44,868           44,868
   Company-obligated mandatorily redeemable preferred securities.............         125,250          125,250
   Long-term debt............................................................       1,221,114        1,224,001
                                                                                   ----------       ----------
                                                                                    4,607,747        4,570,469
                                                                                   ----------       ----------


CURRENT LIABILITIES:
   Currently payable long-term debt and preferred stock......................          10,848           60,848
   Accounts payable-
     Associated companies....................................................         165,618          171,168
     Other...................................................................          90,323           89,739
   Notes payable to associated companies.....................................              --           18,149
   Accrued taxes.............................................................          70,353           35,783
   Accrued interest..........................................................          29,889           25,536
   Other.....................................................................         107,669           79,589
                                                                                   ----------       ----------
                                                                                      474,700          480,812
                                                                                   ----------       ----------


DEFERRED CREDITS:
   Accumulated deferred income taxes.........................................         516,494          514,216
   Accumulated deferred investment tax credits...............................          12,591           13,490
   Power purchase contract loss liability....................................       1,929,252        1,968,823
   Nuclear fuel disposal costs...............................................         164,087          163,377
   Nuclear plant decommissioning costs.......................................         137,424          137,424
   Other.....................................................................         162,259          191,387
                                                                                   ----------       ----------
                                                                                    2,922,107        2,988,717
                                                                                   ----------       ----------


COMMITMENTS AND CONTINGENCIES (Note 2).......................................
                                                                                   ----------       ----------
                                                                                   $8,004,554       $8,039,998
                                                                                   ==========       ==========




The preceding Notes to Financial Statements as they relate to Jersey Central Power &
Light Company are an integral part of these balance sheets.




                               JERSEY CENTRAL POWER & LIGHT COMPANY

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                      2002               2001
                                                                                    ---------          --------
                                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:                                                            |
Net income...................................................................       $ 39,979     |     $ 51,382
   Adjustments to reconcile net income to net                                                    |
     cash from operating activities-                                                             |
       Provision for depreciation and amortization...........................         63,903     |       61,749
       Other amortization....................................................            511     |        9,052
       Deferred costs, net...................................................        (65,608)    |      (50,737)
       Deferred income taxes, net............................................          8,678     |       16,411
       Investment tax credits, net...........................................           (899)    |         (899)
       Receivables...........................................................         44,122     |      (67,651)
       Materials and supplies................................................              6     |          (28)
       Accounts payable......................................................         (4,966)    |      (77,164)
       Other.................................................................         46,664     |      109,269
                                                                                    --------     |     --------
         Net cash provided from operating activities.........................        132,390     |       51,384
                                                                                    --------     |     --------
                                                                                                 |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                            |
   New Financing-                                                                                |
     Short-term borrowings, net..............................................             --     |       63,100
   Redemptions and Repayments-                                                                   |
     Long-term debt..........................................................         50,000     |           --
     Short-term borrowings, net..............................................         18,149     |           --
   Dividend Payments-                                                                            |
     Common stock............................................................             --     |       75,000
     Preferred stock.........................................................            753     |        1,391
                                                                                    --------     |     --------
         Net cash used for financing activities..............................         68,902     |       13,291
                                                                                    --------     |     --------
                                                                                                 |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                            |
   Property additions........................................................         25,902     |       33,113
   Capital trust investments.................................................            101     |          294
   Other.....................................................................          1,292     |        1,675
                                                                                    --------     |     --------
         Net cash used for investing activities..............................         27,295     |       35,082
                                                                                    --------     |     --------
                                                                                                 |
Net increase in cash and cash equivalents....................................         36,193     |        3,011
Cash and cash equivalents at beginning of period ............................         31,424     |        2,021
                                                                                    --------     |     --------
Cash and cash equivalents at end of period...................................       $ 67,617     |     $  5,032
                                                                                    ========     |     ========



The preceding Notes to Financial Statements as they relate to Jersey Central Power &
Light Company are an integral part of these statements.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS











To the Board of Directors and
Shareholders of Jersey Central
Power & Light Company:

We have reviewed the accompanying consolidated balance sheet of Jersey Central Power & Light Company and its subsidiaries as of March 31, 2002, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements information for them to be in conformity with accounting principles generally accepted in the United States of America.





PricewaterhouseCoopers LLP
Cleveland, Ohio
May 15, 2002

                      JERSEY CENTRAL POWER & LIGHT COMPANY

                           MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION



          JCP&L is a wholly owned electric utility subsidiary of FirstEnergy. JCP&L conducts business in northern, western and east central New Jersey, offering regulated electric distribution services. JCP&L also provides power to those customers electing to retain them as their power supplier. JCP&L's regulatory plan requires it to itemize, or unbundle, the price of electricity into its component elements - including generation, transmission, distribution and transition charges. JCP&L was formerly a wholly owned subsidiary of GPU, Inc., which merged with FirstEnergy on November 7, 2001.

Results of Operations
---------------------

          Operating revenues decreased by $11.0 million or 2.4% in the first quarter of 2002 compared to the first quarter of 2001. The sources of the changes in operating revenues, as compared to the same period in 2001, are summarized in the following table.

   Sources of Operating Revenue Changes
   -----------------------------------------------------------------------
          Increase (Decrease)                                  (In millions)

   Change in kilowatt-hour sales due to level of retail
      customers shopping for generation service..........          $ 27.0
   Change in other retail kilowatt-hour sales............           (35.6)
   All other changes.....................................            (2.4)
   -----------------------------------------------------------------------

   Net Decrease in Operating Revenues....................          $(11.0)
   =======================================================================

Electric Sales

          In the first quarter of 2002, the majority of the decrease in operating revenues was due to the mild weather compared to the first quarter of 2001, and a 2% rate reduction that was effective August 1, 2001. The effects of these decreases more than offset an increase in generation sales to residential customers. Sales to industrial customers also decreased due to a decline in economic conditions, while sales to commercial customers increased slightly. Continuing to have an effect on operating revenues was a significant reduction in the number of customers who received their power from alternate suppliers. During the first quarter of 2001, 11.6% of kilowatt-hour deliveries were from shopping customers; whereas, only 0.3% of kilowatt-hour deliveries during the first quarter of 2002 were from shopping customers. Changes in kilowatt-hour deliveries by customer class during the first quarter of 2002, as compared to the same period of 2001, are summarized in the following table:

       Changes in Kilowatt-hour Deliveries
       ---------------------------------------------------------------------
              Increase (Decrease)

       Residential...............................               (4.1)%
       Commercial................................                0.1%
       Industrial................................               (6.8)%
       ----------------------------------------------------------------------

       Total Retail..............................               (2.5)%
       Wholesale.................................              (65.8)%
       ----------------------------------------------------------------------

       Total Deliveries..........................               (3.9)%
       ----------------------------------------------------------------------

Operating Expenses and Taxes

          Total operating expenses and taxes increased $1.2 million in the first quarter of 2002, compared to the first quarter of 2001. Fuel and purchased power costs (net of deferrals) decreased $4.8 million during the three months ended March 31, 2002, compared to the same three months of 2001, partly as a result of the rate reduction mentioned above, which increased energy cost deferrals. Higher other operating costs of $4.9 million were partially attributable to greater employee-related costs. An increase of $2.2 million in depreciation and amortization expenses was mostly due to higher average depreciable plant balances in the first quarter of 2002 versus the first quarter of 2001.

Net Interest Charges

          Net interest charges increased by $0.9 million in the first three months of 2002, compared to the same period in 2001. The increase was attributed to the issuance of $150 million of senior notes in May 2001, partially offset by the redemption of $50 million of notes in March 2002.

Capital Resources and Liquidity
-------------------------------

          JCP&L has continuing cash requirements for planned capital expenditures and maturing debt. During the remaining three quarters of 2002, capital requirements for property additions are expected to be about $120 million. JCP&L also has sinking fund requirements for preferred stock of $10.8 million during the remainder of 2002. These requirements are expected to be satisfied from internal cash and/or short-term credit arrangements. JCP&L also plans to use proceeds from its upcoming sale of transition bonds (see New Jersey Regulatory Matters) to redeem preferred stock and higher cost debt.

          As of March 31, 2002, JCP&L had about $67.6 million of cash and temporary investments, and no short-term indebtedness. JCP&L may borrow from its affiliates on a short-term basis. JCP&L will not issue first mortgage bonds
(FMBs) other than as collateral for senior notes, since its senior note indentures prohibit (subject to certain exceptions) it from issuing any debt which is senior to the senior notes. As of March 31, 2002, JCP&L had the capability to issue $307 million of additional senior notes based upon FMB collateral. Based upon applicable earnings coverage tests and its charter, JCP&L could issue $4.6 billion of preferred stock (assuming no additional debt was issued) based on earnings through March 31, 2002.

Market Risk Information
-----------------------

          JCP&L uses various market sensitive instruments, including derivative contracts, primarily to manage the risk of price fluctuations. JCP&L's Risk Policy Committee, comprised of FirstEnergy executive officers, exercises an independent risk oversight function to ensure compliance with corporate risk management policies and prudent risk management practices.

Commodity Price Risk

          JCP&L is exposed to market risk primarily due to fluctuations in electricity and natural gas prices. To manage the volatility relating to these exposures, JCP&L uses a variety of derivative instruments, including forward contracts, options and futures contracts. The derivatives are used principally for hedging purposes. The change in the fair value of commodity derivative contracts related to energy production during the first quarter of 2002 is summarized in the following table:

  Change in the Fair Value of Commodity Derivative Contracts
  ----------------------------------------------------------------------
                                                          (In millions)

  Outstanding as of December 31, 2001.................      $ 1.5
  Contract value when entered.........................        1.6
  Increase in value of existing contracts.............       11.5
  ----------------------------------------------------------------------
  Outstanding as of March 31, 2002....................      $14.6
  ======================================================================


          The valuation of derivative contracts is based on observable market information to the extent that such information is available. In cases where such information is not available, JCP&L relies on model-based information. The model provides estimates of future regional prices for electricity and an estimate of related price volatility. JCP&L utilizes these results in developing estimates of fair value for the later years of applicable electricity contracts for both financial reporting purposes and for internal management decision making. Sources of information for the valuation of derivative contracts by year are summarized in the following table:

     Source of Information - Fair Value by Contract Year
     ---------------------------------------------------

                                   2002*    2003    2004    Thereafter   Total
--------------------------------------------------------------------------------
                                                   (In millions)

     Prices actively quoted...     $4.1     $0.9    $0.9       $ --     $ 5.9
     Prices based on models**.     --       --      --          8.7       8.7
     --------------------------------------------------------------------------

       Total..................     $4.1     $0.9    $0.9       $8.7     $14.6
===============================================================================

 *  For the remaining quarters of 2002.
 ** Relates to an embedded option that is offset by a regulatory liability and does not affect earnings.


          JCP&L performs sensitivity analyses to estimate its exposure to the market risk of its commodity position. A hypothetical 10% adverse shift in quoted market prices in the near term on derivative instruments would not have had a material effect on JCP&L's consolidated financial position or cash flows as of March 31, 2002.

New Jersey Regulatory Matters
-----------------------------

          In March 2001, the NJBPU issued a Final Decision and Order in JCP&L's restructuring proceedings under which JCP&L was directed to make a filing, no later than August 1, 2002, as to the proposed level of all unbundled rate components for the period commencing August 1, 2003. All parties will have an opportunity to participate in the process and to examine JCP&L's proposed unbundled rates, including distribution and market transition charge rates. The NJBPU will review the unbundled rate components to establish the appropriate level of rates after July 31, 2003.

          On February 6, 2002, JCP&L received a Financing Order from the New Jersey Board of Public Utilities with authorization to issue $320 million of transition bonds to securitize the recovery of bondable stranded costs associated with the previously divested Oyster Creek nuclear generating station. The Order grants JCP&L the right to charge a usage-based, non-bypassable transition bond charge (TBC) and provided for the transfer of the bondable transition property relating to the TBC to JCP&L Transition Funding LLC (Transition Funding), a wholly owned limited liability corporation. Subject to the receipt of authorization from the Securities and Exchange Commission, Transition Funding is expected to issue and sell $320 million of transition bonds in the second quarter of 2002, which will be recognized on the Consolidated Balance Sheet, with the TBC providing recovery of principal, interest and related fees on the transition bonds.

Environmental Matters
---------------------

          Various environmental liabilities have been recognized on the Consolidated Balance Sheet as of March 31, 2002, based on estimates of the total costs of cleanup, JCP&L's proportionate responsibility for such costs and the financial ability of other nonaffiliated entities to pay. JCP&L has been named as a "potentially responsible party" (PRP) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. In addition, JCP&L has accrued liabilities for environmental remediation of former manufactured gas plants in New Jersey; those costs are being recovered through a non-bypassable societal benefits charge. JCP&L has total accrued liabilities aggregating approximately $50.3 million as of March 31, 2002. JCP&L does not believe environmental remediation costs will have a material adverse effect on its financial condition, cash flows or results of operations.

Significant Accounting Policies
-------------------------------

          JCP&L prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Application of these principles often requires a high degree of judgment, estimates and assumptions that affect its financial results. All of JCP&L's assets are subject to their own specific risks and uncertainties and are periodically reviewed for impairment. Assets related to the application of the policies discussed below are similarly reviewed with their risks and uncertainties reflecting these specific factors. JCP&L's more significant accounting policies are described below.

Purchase Accounting - Acquisition of GPU

          On November 7, 2001, the merger between FirstEnergy and GPU became effective, and JCP&L became a wholly owned subsidiary of FirstEnergy. The merger was accounted for by the purchase method of accounting, which requires judgment regarding the allocation of the purchase price based on the fair values of the assets acquired

(including intangible assets) and the liabilities assumed. The fair values of the acquired assets and assumed liabilities were based primarily on estimates. The adjustments reflected in JCP&L's records, which are subject to adjustment in 2002 when finalized, primarily consist of: (1) revaluation of certain property, plant and equipment; (2) adjusting preferred stock subject to mandatory redemption and long-term debt to estimated fair value; (3) recognizing additional obligations related to retirement benefits; and (4) recognizing estimated severance and other compensation liabilities. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill, which will be reviewed for impairment at least annually. As of March 31, 2002, JCP&L had recorded goodwill of approximately $1.9 billion related to the merger.

Regulatory Accounting

          JCP&L is subject to regulation that sets the prices (rates) it is permitted to charge customers based on costs that regulatory agencies determine JCP&L is permitted to recover. At times, regulators permit the future recovery through rates of costs that would be currently charged to expense by an unregulated company. This rate-making process results in the recording of regulatory assets based on anticipated future cash inflows. As a result of the changing regulatory framework in New Jersey, a significant amount of regulatory assets have been recorded - $3.3 billion as of March 31, 2002. JCP&L regularly reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

Derivative Accounting

          Determination of appropriate accounting for derivative transactions requires the involvement of management representing operations, finance and risk assessment. In order to determine the appropriate accounting for derivative transactions, the provisions of the contract need to be carefully assessed in accordance with the authoritative accounting literature and management's intended use of the derivative. New authoritative guidance continues to shape the application of derivative accounting. Management's expectations and intentions are key factors in determining the appropriate accounting for a derivative transaction and, as a result, such expectations and intentions must be documented. Derivative contracts that are determined to fall within the scope of SFAS 133, as amended, must be recorded at their fair value. Active market prices are not always available to determine the fair value of the later years of a contract, requiring that various assumptions and estimates be used in their valuation. JCP&L continually monitors its derivative contracts to determine if its activities, expectations, intentions, assumptions and estimates remain valid. As part of its normal operations, JCP&L enters into commodities contracts, which increase the impact of derivative accounting judgments.

Revenue Recognition

          JCP&L follows the accrual method of accounting for revenues, recognizing revenue for kilowatt-hours that have been delivered but have not been billed through March 31, 2002. The determination of unbilled revenues requires management to make various estimates including:

          o   Net energy generated or purchased for retail load
          o   Losses of energy over transmission and distribution lines
          o Mix of kilowatt-hour usage by residential, commercial and industrial customers
          o Kilowatt-hour usage of customers receiving electricity from alternative suppliers

Implementation of Recently Issued Accounting Standards
------------------------------------------------------

          Under SFAS 142, "Goodwill and Other Intangible Assets," goodwill must be tested for impairment at least on an annual basis. JCP&L did not have any goodwill prior to its 2001 merger. Goodwill associated with the merger will not be amortized, but will be reviewed for impairment at least annually under the provisions of the new standard. JCP&L expects to have its goodwill impairment analysis completed later this year.

          In July 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations." The new statement provides accounting standards for retirement obligations associated with tangible long-lived assets with adoption required as of January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases resulting in a period expense. Upon retirement, a gain or loss will be recorded if the cost to settle the retirement obligation differs from the carrying amount. JCP&L is currently assessing its asset retirement obligations under the new standard and has not yet determined the impact on its financial statements.


                                     METROPOLITAN EDISON COMPANY

                                  CONSOLIDATED STATEMENTS OF INCOME
                                            (Unaudited)


                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                       -------------------------
                                                                                         2002             2001
                                                                                       --------         --------
                                                                                            (In thousands)

OPERATING REVENUES..............................................................       $245,790   |      $221,020
                                                                                       --------   |      --------
                                                                                                  |
                                                                                                  |
OPERATING EXPENSES AND TAXES:                                                                     |
   Purchased power..............................................................        148,949   |       125,227
   Other operating costs........................................................         29,005   |        36,553
                                                                                       --------   |      --------
       Total operation and maintenance expenses.................................        177,954   |       161,780
   Provision for depreciation and amortization..................................         15,292   |        17,794
   General taxes................................................................         16,912   |        10,632
   Income taxes.................................................................          9,556   |         6,413
                                                                                       --------   |      --------
       Total operating expenses and taxes.......................................        219,714   |       196,619
                                                                                       --------   |      --------
                                                                                                  |
OPERATING INCOME................................................................         26,076   |        24,401
                                                                                                  |
OTHER INCOME....................................................................          5,131   |         4,685
                                                                                       --------   |      --------
                                                                                                  |
INCOME BEFORE NET INTEREST CHARGES..............................................         31,207   |        29,086
                                                                                       --------   |      --------
                                                                                                  |
NET INTEREST CHARGES:                                                                             |
   Interest on long-term debt...................................................         10,455   |         9,154
   Allowance for borrowed funds used during construction........................           (284)  |          (159)
   Deferred interest............................................................           (193)  |            --
   Other interest expense.......................................................            273   |         2,236
   Subsidiaries' preferred stock dividend requirements..........................          1,838   |         1,838
                                                                                       --------   |      --------
       Net interest charges.....................................................         12,089   |        13,069
                                                                                       --------   |      --------
                                                                                                  |
                                                                                                  |
NET INCOME......................................................................       $ 19,118   |      $ 16,017
                                                                                       ========   |      ========



The preceding Notes to Financial Statements as they relate to Metropolitan Edison Company are an integral part of these statements.



                                     METROPOLITAN EDISON COMPANY

                                     CONSOLIDATED BALANCE SHEETS



                                                                                 (Unaudited)
                                                                                   March 31,       December 31,
                                                                                      2002             2001
                                                                                  -----------      ------------
                                                                                         (In thousands)

                              ASSETS
                              ------
UTILITY PLANT:
   In service................................................................      $1,618,998       $1,609,974
   Less--Accumulated provision for depreciation..............................         541,786          530,006
                                                                                   ----------       ----------
                                                                                    1,077,212        1,079,968
  Construction work in progress..............................................          13,701           14,291
                                                                                   ----------       ----------
                                                                                    1,090,913        1,094,259
                                                                                   ----------       ----------

OTHER PROPERTY AND INVESTMENTS:
   Nuclear plant decommissioning trusts......................................         159,952          157,699
   Long-term notes receivable from associated companies......................          12,418           12,418
   Other.....................................................................          33,490           13,391
                                                                                   ----------       ----------
                                                                                      205,860          183,508
                                                                                   ----------       ----------

CURRENT ASSETS:
   Cash and cash equivalents.................................................          20,812           25,274
   Receivables-
     Customers (less accumulated provisions of $10,641,000 and $12,271,000
       respectively, for uncollectible accounts).............................         104,258          112,257
     Associated companies....................................................           1,628            8,718
     Other...................................................................          18,850           16,675
   Prepayments and other.....................................................          39,136           12,239
                                                                                   ----------       ----------
                                                                                      184,684          175,163
                                                                                   ----------       ----------

DEFERRED CHARGES:
   Regulatory assets.........................................................       1,296,378        1,320,412
   Goodwill..................................................................         784,443          784,443
   Other.....................................................................          52,802           49,402
                                                                                   ----------       ----------
                                                                                    2,133,623        2,154,257
                                                                                   ----------       ----------
                                                                                   $3,615,080       $3,607,187
                                                                                   ==========       ==========



The preceding Notes to Financial Statements as they relate to Metropolitan Edison Company are an integral part of these balance sheets.



                                      METROPOLITAN EDISON COMPANY

                                      CONSOLIDATED BALANCE SHEETS



                                                                                  (Unaudited)
                                                                                    March 31,       December 31,
                                                                                     2002              2001
                                                                                  -----------      ------------
                                                                                          (In thousands)

             CAPITALIZATION AND LIABILITIES
             ------------------------------
CAPITALIZATION:
   Common stockholder's equity-
     Common stock, without par value, authorized 900,000 shares -
       859,500 shares outstanding............................................      $1,274,325       $1,274,325
     Accumulated other comprehensive income (loss)...........................            (158)              11
     Retained earnings.......................................................          33,735           14,617
                                                                                   ----------       ----------
         Total common stockholder's equity...................................       1,307,902        1,288,953
   Company-obligated trust preferred securities..............................          92,200           92,200
   Long-term debt............................................................         541,779          583,077
                                                                                   ----------       ----------
                                                                                    1,941,881        1,964,230
                                                                                   ----------       ----------


CURRENT LIABILITIES:
   Currently payable long-term debt and preferred stock......................          40,029           30,029
   Accounts payable-
     Associated companies....................................................          53,019           67,351
     Other...................................................................          30,270           36,750
   Notes payable to associated companies.....................................         127,558           72,011
   Accrued taxes.............................................................           5,686            7,037
   Accrued interest..........................................................          10,635           17,468
   Other.....................................................................          11,205           13,652
                                                                                   ----------       ----------
                                                                                      278,402          244,298
                                                                                   ----------       ----------


DEFERRED CREDITS:
   Accumulated deferred income taxes.........................................         304,907          300,438
   Accumulated deferred investment tax credits...............................          13,098           13,310
   Purchase power contract loss liability....................................         721,812          730,662
   Nuclear fuel disposal costs...............................................          37,066           36,906
   Nuclear plant decommissioning costs.......................................         269,834          268,967
   Other.....................................................................          48,080           48,376
                                                                                   ----------       ----------
                                                                                    1,394,797        1,398,659
                                                                                   ----------       ----------


COMMITMENTS AND CONTINGENCIES (Note 2).......................................
                                                                                   ----------        ---------
                                                                                   $3,615,080       $3,607,187
                                                                                   ==========       ==========



The preceding Notes to Financial Statements as they relate to Metropolitan Edison Company are an integral part of these balance sheets.



                                     METROPOLITAN EDISON COMPANY

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                    ---------------------------
                                                                                      2002               2001
                                                                                    --------           --------
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:                                                            |
Net income...................................................................       $ 19,118     |     $ 16,017
   Adjustments to reconcile net income to net                                                    |
     cash from operating activities-                                                             |
       Provision for depreciation and amortization...........................         15,292     |       17,794
       Other amortization....................................................           (938)    |          237
       Deferred costs, net...................................................          5,889     |          296
       Deferred income taxes, net............................................          2,567     |        1,372
       Investment tax credits, net...........................................           (212)    |         (212)
       Receivables...........................................................         12,914     |         (173)
       Accounts payable......................................................        (20,812)    |       (2,283)
       Other.................................................................        (51,331)    |      (40,473)
                                                                                    --------     |     --------
         Net cash used for operating activities..............................        (17,513)    |       (7,425)
                                                                                    --------     |     --------
                                                                                                 |
CASH FLOWS FROM FINANCING ACTIVITIES:                                                            |
   New Financing-                                                                                |
     Short-term borrowings, net..............................................         55,547     |       40,300
   Redemptions and Repayments-                                                                   |
     Long-term debt..........................................................         30,000     |           --
   Dividend Payments-                                                                            |
     Common stock............................................................             --     |       15,000
                                                                                    --------     |     --------
         Net cash provided from financing activities.........................         25,547     |       25,300
                                                                                    --------     |     --------
                                                                                                 |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                            |
   Property additions........................................................          9,096     |       11,793
   Capital trust investments.................................................          3,161     |        2,371
   Other.....................................................................            239     |        2,991
                                                                                    --------     |     --------
         Net cash used for investing activities..............................         12,496     |       17,155
                                                                                    --------     |     --------
                                                                                                 |
Net increase (decrease) in cash and cash equivalents.........................         (4,462)    |          720
Cash and cash equivalents at beginning of period ............................         25,274     |        3,439
                                                                                    --------     |     --------
Cash and cash equivalents at end of period...................................       $ 20,812     |     $  4,159
                                                                                    ========     |     ========


The preceding Notes to Financial Statements as they relate Metropolitan Edison Company are an integral part of these statements.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS









To the Board of Directors and
Shareholders of Metropolitan
Edison Company:

We have reviewed the accompanying consolidated balance sheet of Metropolitan Edison Company and its subsidiaries as of March 31, 2002, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements information for them to be in conformity with accounting principles generally accepted in the United States of America.





PricewaterhouseCoopers LLP
Cleveland, Ohio
May 15, 2002

                           METROPOLITAN EDISON COMPANY

                           MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION



          Met-Ed is a wholly owned electric utility subsidiary of FirstEnergy. Met-Ed conducts business in eastern and south central parts of Pennsylvania, offering regulated electric distribution services. Met-Ed also provides power to those customers electing to retain them as their power supplier. Met-Ed's regulatory plan requires it to itemize, or unbundle, the price of electricity into its component elements - including generation, transmission, distribution and transition charges. Met-Ed was formerly a wholly owned subsidiary of GPU, Inc., which merged with FirstEnergy on November 7, 2001.

Results of Operations
---------------------

          Operating revenues increased by $24.8 million or 11.2% in the first quarter of 2002 compared to the first quarter of 2001. The sources of the changes in operating revenues, as compared to the same period in 2001, are summarized in the following table.

   Sources of Operating Revenue Changes
   ----------------------------------------------------------------------
          Increase (Decrease)                                 (In millions)

   Change in kilowatt-hour sales due to level of retail
      customers shopping for generation service                  $  35.5
   Change in other retail kilowatt-hour sales...............        (6.2)
   Decrease in wholesale sales..............................        (1.0)
   All other changes........................................        (3.5)
   ----------------------------------------------------------------------

   Net Increase in Operating Revenues.......................     $  24.8
   ======================================================================


Electric Sales

          In the first quarter of 2002, a significant reduction in the number of customers who received their power from alternate suppliers continued to have an effect on operating revenues. During the first quarter of 2001, 32.0% of kilowatt-hour deliveries were to shopping customers; whereas, only 7.7% of kilowatt-hour deliveries during the first quarter of 2002 were to shopping customers. More than offsetting this increase in revenues from returning shopping customers was lower kilowatt-hour sales to residential customers, primarily due to milder weather during the first quarter of 2002 compared to the first quarter of 2001. Sales to industrial customers also decreased due to a decline in economic conditions. Changes in kilowatt-hour deliveries by customer class during the first quarter of 2002, as compared to the same period of 2001, are summarized in the following table:

    Changes in Kilowatt-hour Deliveries
    ----------------------------------------------------------------
           Increase (Decrease)

    Residential...............................        (7.1)%
    Commercial................................         0.7%
    Industrial................................        (8.9)%
    ----------------------------------------------------------------

    Total Retail..............................        (5.4)%
    Wholesale.................................         7.4%
    ----------------------------------------------------------------

    Total Deliveries..........................        (4.5)%
    ----------------------------------------------------------------

Operating Expenses and Taxes

          Total operating expenses and taxes increased $23.1 million in the first quarter of 2002 compared to the same period of 2001. Higher purchased power costs accounted for the majority of the increase, as Met-Ed required more power to satisfy its provider of last resort (PLR) obligation to customers who returned from alternate suppliers in the first quarter of 2002. The $7.5 million decrease in other operating costs in the first quarter of 2002 compared to the same period of 2001 was primarily attributable to the absence of costs related to early retirement programs offered to certain bargaining unit employees in 2001.

Net Interest Charges

          Net interest charges decreased by $1.0 million in the first three months of 2002, compared to the same period in 2001 due to the redemption of $30 million of long-term debt in the first quarter of 2002.

Capital Resources and Liquidity
-------------------------------

          Met-Ed has continuing cash requirements for planned capital expenditures and maturing debt. During the remaining three quarters of 2002, capital requirements for property additions are expected to be about $69 million. These requirements are expected to be satisfied from internal cash and/or short-term credit arrangements.

          As of March 31, 2002, Met-Ed had about $20.8 million of cash and temporary investments and $127.6 million of short-term indebtedness. Met-Ed may borrow from its affiliates on a short-term basis. Met-Ed will not issue first mortgage bonds (FMBs) other than as collateral for senior notes, since its senior note indentures prohibit (subject to certain exceptions) it from issuing any debt which is senior to the senior notes. As of March 31, 2002, Met-Ed had the capability to issue $112 million of additional senior notes based upon FMB collateral. Met-Ed has no restrictions on the issuance of preferred stock.

Market Risk Information
-----------------------

          Met-Ed uses various market sensitive instruments, including derivative contracts, primarily to manage the risk of price fluctuations. Met-Ed's Risk Policy Committee, comprised of FirstEnergy executive officers, exercises an independent risk oversight function to ensure compliance with corporate risk management policies and prudent risk management practices.

Commodity Price Risk

          Met-Ed is exposed to market risk primarily due to fluctuations in electricity and natural gas prices. To manage the volatility relating to these exposures, Met-Ed uses a variety of derivative instruments, including options and futures contracts. The derivatives are used principally for hedging purposes. The change in the fair value of commodity derivative contracts related to energy production during the first quarter of 2002 is summarized in the following table:

   Change in the Fair Value of Commodity Derivative Contracts
   ----------------------------------------------------------------------
                                                           (In millions)

   Outstanding as of December 31, 2001.................       $ 2.3
   Contract value when entered.........................         0.2
   Increase in value of existing contracts.............        18.8
   ----------------------------------------------------------------------
   Outstanding as of March 31, 2002....................       $21.3
   ======================================================================

          The valuation of derivative contracts is based on observable market information to the extent that such information is available. In cases where such information is not available, Met-Ed relies on model-based information. The model provides estimates of future regional prices for electricity and an estimate of related price volatility. Met-Ed utilizes these results in developing estimates of fair value for the later years of applicable electricity contracts for financial reporting purposes and for internal management decision making. Sources of information for the valuation of derivative contracts by year are summarized in the following table:

     Source of Information - Fair Value by Contract Year
     ---------------------------------------------------

                               2002*    2003     2004     Thereafter    Total
-------------------------------------------------------------------------------
                                                (In millions)

   Prices actively quoted...   $0.3     $1.8     $1.9        $ --       $ 4.0
   Prices based on models**.   --       --       --           17.3       17.3
   ----------------------------------------------------------------------------

     Total..................   $0.3     $1.8     $1.9        $17.3      $21.3
===============================================================================

     *  For the remaining quarters of 2002.
     ** Relates to an embedded option that is offset by a regulatory liability and does not affect earnings.

          Met-Ed performs sensitivity analyses to estimate its exposure to the market risk of its commodity position. A hypothetical 10% adverse shift in quoted market prices in the near term on derivative instruments would not have had a material effect on Met-Ed's consolidated financial position or cash flows as of March 31, 2002.

Pennsylvania Regulatory Matters
-------------------------------

          In June 2001, Met-Ed entered into a settlement agreement with major parties in the combined merger and rate proceedings that, in addition to resolving certain issues concerning the PPUC's approval of FirstEnergy's merger with GPU, also addressed Met-Ed's request for PLR rate relief. Several parties appealed the PPUC decision to the Commonwealth Court of Pennsylvania. On February 21, 2002, the Court affirmed the PPUC decision regarding approval of the merger, remanding the decision to the PPUC only with respect to the issue of merger savings. The Court reversed the PPUC's decision regarding Met-Ed's PLR obligation, and denied Met-Ed's related request for rate relief. On March 25, 2002, Met-Ed filed a petition asking the Supreme Court of Pennsylvania to review the Commonwealth Court decision denying Met-Ed the ability to defer costs associated with its PLR obligation. If the Commonwealth Court's decision is affirmed by the Supreme Court of Pennsylvania, Met-Ed would have a pre-tax write-off of approximately $90.2 million based on the March 31, 2002 PLR deferred balance. Also on March 25, 2002, Citizens Power filed a motion seeking an appeal of the Commonwealth Court's decision to affirm the FirstEnergy and GPU merger with the Supreme Court of Pennsylvania. Met-Ed is unable to predict the outcome of these matters.

Significant Accounting Policies
-------------------------------

          Met-Ed prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Application of these principles often requires a high degree of judgment, estimates and assumptions that affect its financial results. All of Met-Ed's assets are subject to their own specific risks and uncertainties and are periodically reviewed for impairment. Assets related to the application of the policies discussed below are similarly reviewed with their risks and uncertainties reflecting these specific factors. Met-Ed's more significant accounting policies are described below.

Purchase Accounting - Acquisition of GPU

          On November 7, 2001, the merger between FirstEnergy and GPU became effective, and Met-Ed became a wholly owned subsidiary of FirstEnergy. The merger was accounted for by the purchase method of accounting, which requires judgment regarding the allocation of the purchase price based on the fair values of the assets acquired (including intangible assets) and the liabilities assumed. The fair values of the acquired assets and assumed liabilities were based primarily on estimates. The adjustments reflected in Met-Ed's records, which are subject to adjustment in 2002 when finalized, primarily consist of:
(1) revaluation of certain property, plant and equipment; (2) adjusting preferred stock subject to mandatory redemption and long-term debt to estimated fair value; (3) recognizing additional obligations related to retirement benefits; and (4) recognizing estimated severance and other compensation liabilities. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill, which will be reviewed for impairment at least annually. As of March 31, 2002, Met-Ed had recorded goodwill of approximately $784.4 million related to the merger.

Regulatory Accounting

          Met-Ed is subject to regulation that sets the prices (rates) it is permitted to charge customers based on costs that regulatory agencies determine Met-Ed is permitted to recover. At times, regulators permit the future recovery through rates of costs that would be currently charged to expense by an unregulated company. This rate-making process results in the recording of regulatory assets based on anticipated future cash inflows. As a result of the changing regulatory framework in Pennsylvania, a significant amount of regulatory assets have been recorded - $1.3 billion as of March 31, 2002. Met-Ed regularly reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

Derivative Accounting

          Determination of appropriate accounting for derivative transactions requires the involvement of management representing operations, finance and risk assessment. In order to determine the appropriate accounting for derivative transactions, the provisions of the contract need to be carefully assessed in accordance with the authoritative accounting literature and management's intended use of the derivative. New authoritative guidance continues to shape the application of derivative accounting. Management's expectations and intentions are key factors in determining the appropriate accounting for a derivative transaction and, as a result, such expectations and intentions must be documented. Derivative contracts that are determined to fall within the scope of SFAS 133, as amended, must be recorded at their fair value. Active market prices are not always available to determine the fair value of the later years of a contract, requiring that various assumptions and estimates be used in their valuation. Met-Ed continually monitors its derivative contracts to determine if its activities, expectations, intentions, assumptions and estimates remain valid. As part of its normal operations, Met-Ed enters into commodities contracts, which increase the impact of derivative accounting judgments.

Revenue Recognition

          Met-Ed follows the accrual method of accounting for revenues, recognizing revenue for kilowatt-hours that have been delivered but have not been billed through March 31, 2002. The determination of unbilled revenues requires management to make various estimates including:

          o   Net energy generated or purchased for retail load
          o   Losses of energy over transmission and distribution lines
          o Mix of kilowatt-hour usage by residential, commercial and industrial customers
          o Kilowatt-hour usage of customers receiving electricity from alternative suppliers

Implementation of Recently Issued Accounting Standards
------------------------------------------------------

          Under SFAS 142, "Goodwill and Other Intangible Assets," goodwill must be tested for impairment at least on an annual basis. Met-Ed did not have any goodwill prior to its 2001 merger. Goodwill associated with the merger will not be amortized, but will be reviewed for impairment at least annually under the provisions of the new standard. Met-Ed expects to have its goodwill impairment analysis completed later this year.

          In July 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations." The new statement provides accounting standards for retirement obligations associated with tangible long-lived assets with adoption required as of January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases resulting in a period expense. Upon retirement, a gain or loss will be recorded if the cost to settle the retirement obligation differs from the carrying amount. Met-Ed is currently assessing its asset retirement obligations under the new standard and has not yet determined the impact on its financial statements.



                                    PENNSYLVANIA ELECTRIC COMPANY

                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)


                                                                                           Three Months Ended
                                                                                       -------------------------
                                                                                               March 31,
                                                                                         2002             2001
                                                                                       ---------        --------
                                                                                            (In thousands)

OPERATING REVENUES..............................................................       $242,820    |     $243,827
                                                                                       --------    |     --------
                                                                                                   |
OPERATING EXPENSES AND TAXES:                                                                      |
   Purchased power..............................................................        146,148    |      169,064
   Other operating costs........................................................         33,800    |       43,083
                                                                                       --------    |     --------
       Total operation and maintenance expenses.................................        179,948    |      212,147
   Provision for depreciation and amortization..................................         14,831    |       14,529
   General taxes................................................................         15,030    |       11,690
   Income taxes (benefit).......................................................          9,172    |       (3,336)
                                                                                       --------    |     --------
       Total operating expenses and taxes.......................................        218,981    |      235,030
                                                                                       --------    |     --------
                                                                                                   |
OPERATING INCOME................................................................         23,839    |        8,797
                                                                                                   |
OTHER INCOME....................................................................            298    |          605
                                                                                       --------    |     --------
                                                                                                   |
INCOME BEFORE NET INTEREST CHARGES..............................................         24,137    |        9,402
                                                                                       --------    |     --------
                                                                                                   |
NET INTEREST CHARGES:                                                                              |
   Interest on long-term debt...................................................          8,421    |        8,241
   Allowance for borrowed funds used during construction........................           (120)   |         (144)
   Deferred interest............................................................           (751)   |           --
   Other interest expense ......................................................            605    |        1,575
   Subsidiaries' preferred stock dividend requirements..........................          1,835    |        1,835
                                                                                       --------    |     --------
       Net interest charges.....................................................          9,990    |       11,507
                                                                                       --------    |     --------
                                                                                                   |
NET INCOME (LOSS)...............................................................       $ 14,147    |     $ (2,105)
                                                                                       ========    |     ========





The preceding Notes to Financial Statements as they relate to the Pennsylvania Electric
Company are an integral part of these statements.




                                       PENNSYLVANIA ELECTRIC COMPANY

                                        CONSOLIDATED BALANCE SHEETS



                                                                                  (Unaudited)
                                                                                    March 31,       December 31,
                                                                                      2002             2001
                                                                                  -----------      ------------
                                                                                         (In thousands)

                              ASSETS
                              ------
UTILITY PLANT:
   In service................................................................      $1,851,968       $1,845,187
   Less--Accumulated provision for depreciation..............................         644,012          630,957
                                                                                   ----------       ----------
                                                                                    1,207,956        1,214,230
  Construction work in progress-
     Electric plant..........................................................          15,578           12,857
                                                                                   ----------       ----------
                                                                                    1,223,534        1,227,087
                                                                                   ----------       ----------
OTHER PROPERTY AND INVESTMENTS:
   Non-utility generation trusts.............................................         121,686          154,067
   Nuclear plant decommissioning trusts......................................          96,293           96,610
   Long-term notes receivable from associated companies......................          15,515           15,515
   Other.....................................................................          11,410            2,265
                                                                                   ----------       ----------
                                                                                      244,904          268,457
                                                                                   ----------       ----------

CURRENT ASSETS:
   Cash and cash equivalents.................................................          18,460           39,033
   Receivables-
     Customers (less accumulated provisions of $12,215,000 and $14,719,000
        respectively, for uncollectible accounts)............................          95,093          107,170
     Associated companies....................................................          40,493           40,203
     Other...................................................................          14,825           14,842
   Prepayments and other.....................................................          37,449            8,605
                                                                                   ----------       ----------
                                                                                      206,320          209,853
                                                                                   ----------       ----------

DEFERRED CHARGES:
   Regulatory assets.........................................................         752,791          769,807
   Goodwill..................................................................         797,362          797,362
   Other.....................................................................          27,664           27,703
                                                                                   ----------       ----------
                                                                                    1,577,817        1,594,872
                                                                                   ----------       ----------
                                                                                   $3,252,575       $3,300,269
                                                                                   ==========       ==========




The preceding Notes to Financial Statements as they relate to the Pennsylvania Electric
Company are an integral part of these balance sheets.



                                       PENNSYLVANIA ELECTRIC COMPANY

                                        CONSOLIDATED BALANCE SHEETS



                                                                                 (Unaudited)
                                                                                   March 31,       December 31,
                                                                                     2002              2001
                                                                                  -----------      ------------
                                                                                        (In thousands)

             CAPITALIZATION AND LIABILITIES
             ------------------------------
CAPITALIZATION:
   Common stockholder's equity-
     Common stock, par value $20 per share, authorized 5,400,000
       shares, 5,290,596 shares outstanding..................................      $  105,812       $  105,812
     Other paid-in capital...................................................       1,188,190        1,188,190
     Accumulated other comprehensive income..................................             929            1,779
     Retained earnings.......................................................          24,942           10,795
                                                                                   ----------       ----------
         Total common stockholder's equity...................................       1,319,873        1,306,576
   Company-obligated trust preferred securities .............................          92,000           92,000
   Long-term debt............................................................         471,918          472,400
                                                                                   ----------       ----------
                                                                                    1,883,791        1,870,976
                                                                                   ----------       ----------


CURRENT LIABILITIES:
   Currently payable long-term debt and preferred stock......................          50,769           50,756
   Accounts payable-
     Associated companies....................................................         114,706          126,390
     Other...................................................................          38,582           38,720
   Notes payable to associated companies.....................................          38,050           77,623
   Accrued taxes.............................................................          44,517           29,255
   Accrued interest..........................................................          18,373           12,284
   Other.....................................................................           7,600           10,993
                                                                                   ----------       ----------
                                                                                      312,597          346,021
                                                                                   ----------       ----------


DEFERRED CREDITS:
   Accumulated deferred income taxes.........................................           4,490           21,682
   Accumulated deferred investment tax credits...............................          11,671           11,956
   Nuclear plant decommissioning costs.......................................         135,795          135,483
    Nuclear fuel disposal costs..............................................          18,533           18,453
   Power purchase contract loss liability....................................         855,759          867,046
   Other.....................................................................          29,939           28,652
                                                                                   ----------       ----------
                                                                                    1,056,187        1,083,272
                                                                                   ----------       ----------


COMMITMENTS AND CONTINGENCIES (Note 2).......................................
                                                                                   ----------       ----------
                                                                                   $3,252,575       $3,300,269
                                                                                   ==========       ==========


The preceding Notes to Financial Statements as they relate to the Pennsylvania Electric
Company are an integral part of these balance sheets.



                                     PENNSYLVANIA ELECTRIC COMPANY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                    ---------------------------
                                                                                      2002               2001
                                                                                    --------           --------
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:                                                            |
Net income (loss)............................................................       $ 14,147     |     $ (2,105)
   Adjustments to reconcile net income (loss) to net                                             |
     cash from operating activities-                                                             |
       Provision for depreciation and amortization...........................         14,831     |       13,154
       Other amortization....................................................            782     |          462
       Deferred costs, net...................................................        (10,415)    |      (10,367)
       Deferred income taxes, net............................................         (9,631)    |          797
       Investment tax credits, net...........................................           (285)    |         (285)
       Receivables...........................................................         11,803     |        2,882
       Accounts payable......................................................        (11,822)    |       (5,317)
       Other.................................................................        (14,185)    |      (20,742)
                                                                                    --------     |     --------
         Net cash used for operating activities..............................         (4,775)    |      (21,521)
                                                                                    --------     |     --------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                            |
    New Financing-                                                                               |
     Short-term borrowings, net..............................................             --     |       30,700
   Redemptions and Repayments-                                                                   |
     Short-term borrowings, net..............................................         39,573     |           --
                                                                                    --------     |     --------
   Net cash used for (provided from) financing activities....................         39,573     |      (30,700)
                                                                                    --------     |     --------
                                                                                                 |
CASH FLOWS FROM INVESTING ACTIVITIES:                                                            |
   Property additions........................................................         10,194     |       14,223
   Proceeds from non-utility generation trusts...............................        (34,208)    |       (8,465)
   Contributions to decommissioning trusts...................................             --     |           12
   Other.....................................................................            239     |        3,319
                                                                                    --------     |     --------
         Net cash used for (provided from) investing activities..............        (23,775)    |        9,089
                                                                                    --------     |     --------
                                                                                                 |
Net increase (decrease) in cash and cash equivalents.........................        (20,573)    |           90
Cash and cash equivalents at beginning of period ............................         39,033     |          580
                                                                                    --------     |     --------
Cash and cash equivalents at end of period...................................       $ 18,460     |     $    670
                                                                                    ========     |     ========




The preceding Notes to Financial Statements as they relate to the Pennsylvania Electric
Company are an integral part of these statements.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS













To the Board of Directors and
Shareholders of Pennsylvania
Electric Company:

We have reviewed the accompanying consolidated balance sheet of Pennsylvania Electric Company and its subsidiaries as of March 31, 2002, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements information for them to be in conformity with accounting principles generally accepted in the United States of America.



PricewaterhouseCoopers LLP
Cleveland, Ohio
May 15, 2002

                          PENNSYLVANIA ELECTRIC COMPANY

                           MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


          Penelec is a wholly owned electric utility subsidiary of FirstEnergy. Penelec conducts business in northern, western, and south central parts of Pennsylvania, offering regulated electric distribution services. Penelec also provides power to those customers electing to retain them as their power supplier. Penelec's regulatory plan requires it to itemize, or unbundle, the price of electricity into its component elements - including generation, transmission, distribution and transition charges. Penelec was formerly a wholly owned subsidiary of GPU, Inc., which merged with FirstEnergy on November 7, 2001.

Results of Operations
---------------------

          Operating revenues decreased by $1.0 million or 0.4% in the first quarter of 2002 compared to the first quarter of 2001. The sources of the changes in operating revenues, as compared to the same period in 2001, are summarized in the following table.

   Sources of Operating Revenue Changes
   --------------------------------------------------------------------------
          Increase (Decrease)                                    (In millions)

   Change in kilowatt-hour sales due to level of retail
      customers shopping for generation service                     $  35.4
   Change in other retail kilowatt-hour sales...............           (5.5)
   Decrease in wholesale sales..............................          (27.9)
   Provision for rate refunds...............................           (0.8)
   All other changes........................................           (2.2)
   ---------------------------------------------------------------------------

   Net Decrease in Operating Revenues.......................        $  (1.0)
   ===========================================================================


Electric Sales

          In the first quarter of 2002, a significant reduction in the number of customers who received their power from alternate suppliers continued to have an effect on operating revenues. During the first quarter of 2001, 25.9% of kilowatt-hour deliveries were from shopping customers, whereas only 4.4% of kilowatt-hour deliveries during the first quarter of 2002 were from shopping customers. More than offsetting this increase in revenues from returning shopping customers was lower kilowatt-hour deliveries to residential customers, primarily due to milder weather during the first quarter of 2002 compared to the first quarter of 2001. Sales to industrial customers also decreased due to a decline in economic conditions; lower sales to wholesale customers in the first quarter of 2002 also reduced operating revenues. Changes in kilowatt-hour deliveries by customer class during the first quarter of 2002, as compared to the same period of 2001, are summarized in the following table:

    Changes in Kilowatt-hour Deliveries
    ----------------------------------------------------------------------
           Increase (Decrease)

    Residential...............................               (3.8)%
    Commercial................................               (0.1)%
    Industrial................................              (16.5)%
    ----------------------------------------------------------------------

    Total Retail..............................              (10.8)%
    Wholesale.................................              (81.4)%
    ----------------------------------------------------------------------

    Total Deliveries..........................              (20.4)%
    ----------------------------------------------------------------------


Operating Expenses and Taxes

          Total operating expenses and taxes decreased $16.0 million in the first quarter of 2002 compared to the same period of 2001. Purchased power costs decreased $22.9 million in the first quarter of 2002 compared to the first quarter of 2001 primarily due to the absence in 2002 of a $16.0 million charge related to the termination of a wholesale energy contract in 2001. A $9.3 million decrease in other operating costs in the first quarter of 2002 compared to the same period of 2001 was primarily attributable to the absence of costs related to early retirement programs offered to certain bargaining unit employees in 2001.

Net Interest Charges

          Net interest charges decreased by $1.5 million in the first three months of 2002, compared to the same period in 2001. The decrease was attributed to higher deferred interest related to Penelec's deferred energy costs and lower short-term borrowing levels.

Capital Resources and Liquidity
-------------------------------

          Penelec has continuing cash requirements for planned capital expenditures and maturing debt. During the remaining three quarters of 2002, capital requirements for property additions and capital leases are expected to be about $75 million. Penelec also has sinking fund requirements for maturing long-term debt of $50.2 million during the remainder of 2002. These requirements are expected to be satisfied from internal cash and/or short-term credit arrangements.

          As of March 31, 2002, Penelec had about $18.5 million of cash and temporary investments and $38.1 million of short-term indebtedness. Penelec may borrow from its affiliates on a short-term basis. Penelec will not issue first mortgage bonds (FMBs) other than as collateral for senior notes, since its senior note indentures prohibit (subject to certain exceptions) it from issuing any debt which is senior to the senior notes. As of March 31, 2002, Penelec had the capability to issue $450 million of additional senior notes based upon FMB collateral. Penelec has no restrictions on the issuance of preferred stock.

Market Risk Information
-----------------------

          Penelec uses various market sensitive instruments, including derivative contracts, primarily to manage the risk of price fluctuations. Penelec's Risk Policy Committee, comprised of FirstEnergy executive officers, exercises an independent risk oversight function to ensure compliance with corporate risk management policies and prudent risk management practices.

Commodity Price Risk

          Penelec is exposed to market risk primarily due to fluctuations in electricity and natural gas prices. To manage the volatility relating to these exposures, Penelec uses a variety of derivative instruments, including options and futures contracts. The derivatives are used principally for hedging purposes. The change in the fair value of commodity derivative contracts related to energy production during the first quarter of 2002 is summarized in the following table:

     Change in the Fair Value of Commodity Derivative Contracts
     ----------------------------------------------------------------------
                                                             (In millions)

     Outstanding as of December 31, 2001.................        $1.3
     Contract value when entered.........................         0.2
     Increase in value of existing contracts.............         9.0
     ----------------------------------------------------------------------
     Outstanding as of March 31, 2002....................       $10.5
     ======================================================================


          The valuation of derivative contracts is based on observable market information to the extent that such information is available. In cases where such information is not available, Penelec relies on model-based information. The model provides estimates of future regional prices for electricity and an estimate of related price volatility. Penelec utilizes these results in developing estimates of fair value for the later years of applicable electricity contracts for both financial reporting purposes and for internal management decision making. Sources of information for the valuation of derivative contracts by year are summarized in the following table:

     Source of Information - Fair Value by Contract Year
     ---------------------------------------------------

                                2002*   2003     2004     Thereafter   Total
------------------------------------------------------------------------------
                                                (In millions)

  Prices actively quoted...   $ --      $0.9     $0.9       $ --       $ 1.8
  Prices based on models**.     --      --       --           8.7        8.7
  ----------------------------------------------------------------------------

    Total..................   $ --      $0.9     $0.9       $ 8.7      $10.5
==============================================================================

     *  For the remaining quarters of 2002.
     ** Relates to an embedded option that is offset by a regulatory liability and does not affect earnings.

          Penelec performs sensitivity analyses to estimate its exposure to the market risk of its commodity position. A hypothetical 10% adverse shift in quoted market prices in the near term on derivative instruments would not have had a material effect on Penelec's consolidated financial position or cash flows as of March 31, 2002.

Pennsylvania Regulatory Matters
-------------------------------

          In June 2001, Penelec entered into a settlement agreement with major parties in the combined merger and rate proceedings that, in addition to resolving certain issues concerning the PPUC's approval of FirstEnergy's merger with GPU, also addressed Penelec's request for PLR rate relief. Several parties appealed the PPUC decision to the Commonwealth Court of Pennsylvania. On February 21, 2002, the Court affirmed the PPUC decision regarding approval of the merger, remanding the decision to the PPUC only with respect to the issue of merger savings. The Court reversed the PPUC's decision regarding Penelec's PLR obligation, and denied Penelec's related request for rate relief. On March 25, 2002, Penelec filed a petition asking the Supreme Court of Pennsylvania to review the Commonwealth Court decision denying Penelec the ability to defer costs associated with its PLR obligation. If the Commonwealth Court's decision is affirmed by the Supreme Court of Pennsylvania, Penelec would have a pre-tax write-off of approximately $103.0 million based on the March 31, 2002 PLR deferred balance. Also on March 25, 2002, Citizens Power filed a motion seeking an appeal of the Commonwealth Court's decision to affirm the FirstEnergy and GPU merger with the Supreme Court of Pennsylvania. Penelec is unable to predict the outcome of these matters.

Significant Accounting Policies
-------------------------------

          Penelec prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States. Application of these principles often requires a high degree of judgment, estimates and assumptions that affect its financial results. All of Penelec's assets are subject to their own specific risks and uncertainties and are periodically reviewed for impairment. Assets related to the application of the policies discussed below are similarly reviewed with their risks and uncertainties reflecting these specific factors. Penelec's more significant accounting policies are described below.

Purchase Accounting - Acquisition of GPU

          On November 7, 2001, the merger between FirstEnergy and GPU became effective, and Penelec became a wholly owned subsidiary of FirstEnergy. The merger was accounted for by the purchase method of accounting, which requires judgment regarding the allocation of the purchase price based on the fair values of the assets acquired (including intangible assets) and the liabilities assumed. The fair values of the acquired assets and assumed liabilities were based primarily on estimates. The adjustments reflected in Penelec's records, which are subject to adjustment in 2002 when finalized, primarily consist of:
(1) revaluation of certain property, plant and equipment; (2) adjusting preferred stock subject to mandatory redemption and long-term debt to estimated fair value; (3) recognizing additional obligations related to retirement benefits; and (4) recognizing estimated severance and other compensation liabilities. The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill, which will be reviewed for impairment at least annually. As of March 31, 2002, Penelec had recorded goodwill of approximately $797.4 million related to the merger.

Regulatory Accounting

          Penelec is subject to regulation that sets the prices (rates) it is permitted to charge customers based on costs that regulatory agencies determine Penelec is permitted to recover. At times, regulators permit the future recovery through rates of costs that would be currently charged to expense by an unregulated company. This rate-making process results in the recording of regulatory assets based on anticipated future cash inflows. As a result of the changing regulatory framework in Pennsylvania, a significant amount of regulatory assets have been recorded - $752.8 million as of March 31, 2002. Penelec regularly reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

Derivative Accounting

          Determination of appropriate accounting for derivative transactions requires the involvement of management representing operations, finance and risk assessment. In order to determine the appropriate accounting for derivative transactions, the provisions of the contract need to be carefully assessed in accordance with the authoritative accounting literature and management's intended use of the derivative. New authoritative guidance continues to shape the application of derivative accounting. Management's expectations and intentions are key factors in determining the appropriate accounting for a derivative transaction and, as a result, such expectations and intentions must be documented. Derivative contracts that are determined to fall within the scope of SFAS 133, as amended, must be recorded at their fair value. Active market prices are not always available to determine the fair value of the later years of a contract, requiring that various assumptions and estimates be used in their valuation. Penelec continually monitors its derivative contracts to determine if its activities, expectations, intentions, assumptions and estimates remain valid. As part of its normal operations, Penelec enters into commodities contracts, which increase the impact of derivative accounting judgments.

Revenue Recognition

          Penelec follows the accrual method of accounting for revenues, recognizing revenue for kilowatt-hours that have been delivered but have not been billed through March 31, 2002. The determination of unbilled revenues requires management to make various estimates including:

          o    Net energy generated or purchased for retail load
          o    Losses of energy over transmission and distribution lines
          o Mix of kilowatt-hour usage by residential, commercial and industrial customers
          o Kilowatt-hour usage of customers receiving electricity from alternative suppliers

Implementation of Recently Issued Accounting Standards
------------------------------------------------------

          Under SFAS 142, "Goodwill and Other Intangible Assets," goodwill must be tested for impairment at least on an annual basis. Penelec did not have any goodwill prior to its 2001 merger. Goodwill associated with the merger will not be amortized, but will be reviewed for impairment at least annually under the provisions of the new standard. Penelec expects to have its goodwill impairment analysis completed later this year.

          In July 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations." The new statement provides accounting standards for retirement obligations associated with tangible long-lived assets with adoption required as of January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases resulting in a period expense. Upon retirement, a gain or loss will be recorded if the cost to settle the retirement obligation differs from the carrying amount. Penelec is currently assessing its asset retirement obligations under the new standard and has not yet determined the impact on its financial statements.

PART II.    OTHER INFORMATION
-----------------------------

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

          Exhibit
          Number
          ------

          JCP&L, Met-Ed and Penelec
          -------------------------
            12   Fixed charge ratios

          FirstEnergy, OE, CEI, Penn, JCP&L, Met-Ed and Penelec
          -----------------------------------------------------

            15   Letter from independent public accountants.

          TE
          --

               None

          Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, neither FirstEnergy, OE, CEI, TE, Penn, JCP&L, Met-Ed nor Penelec have filed as an exhibit to this Form 10-Q any instrument with respect to long-term debt if the respective total amount of securities authorized thereunder does not exceed 10% of their respective total assets of FirstEnergy and its subsidiaries on a consolidated basis, or respectively, OE, CEI, TE, Penn, JCP&L, Met-Ed or Penelec but hereby agree to furnish to the Commission on request any such documents.

          (b)  Reports on Form 8-K

          FirstEnergy
          -----------

          Seven reports on Form 8-K were filed since December 31, 2001. A report dated February 21, 2002 announced the Commonwealth Court of Pennsylvania's decision on issues related to the merger of FirstEnergy and GPU, Inc. A report dated February 22, 2002 reported that an agreement had been reached with Utilicorp to extend the dates to terminate the pending transaction. A report dated March 13, 2002 announced the extension of the Davis-Besse refueling outage. A report dated March 15, 2002 reported the agreement to sell 79.9% of Avon Energy Partners Holdings in the United Kingdom to Aquila, Inc. (formerly Utilicorp). A report dated March 25, 2002 provided additional details with respect to the petition to the Supreme Court of Pennsylvania. A report dated April 18, 2002 reported a change in the registrant's certifying accountant. A report dated May 9, 2002 reported the completion of the Avon Energy Partners Holdings sale.

          OE and Penn
          -----------

          OE and Penn each filed one report on Form 8-K since December 31, 2001. A report dated April 18, 2002 reported a change in the registrant's certifying accountant.

          CEI and TE
          ----------

          CEI and TE each filed two reports on Form 8-K since December 31, 2001. A report dated March 13, 2002 announced the extension of the Davis-Besse refueling outage and a report dated April 18, 2002 reported a change in the registrant's certifying accountant.

          Met-Ed and Penelec
          ------------------

          Met-Ed filed three reports on Form 8-K since December 31, 2001. A report dated February 21, 2002 announced the Commonwealth Court of Pennsylvania's decision on issues related to the merger of FirstEnergy and GPU, Inc.; a report dated March 25, 2002 provided additional details with respect to the petition to the Supreme Court of Pennsylvania; and a report dated April 18, 2002 reported a change in the registrant's certifying accountant.

          JCP&L
          -----

          A report dated April 18, 2002 reported a change in the registrant's certifying accountant.

                                    SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 14, 2002






                                             FIRSTENERGY CORP.
                                             -----------------
                                                Registrant

                                            OHIO EDISON COMPANY
                                            -------------------
                                                Registrant

                                          THE CLEVELAND ELECTRIC
                                          ----------------------
                                           ILLUMINATING COMPANY
                                           --------------------
                                                Registrant

                                        THE TOLEDO EDISON COMPANY
                                        -------------------------
                                                Registrant

                                        PENNSYLVANIA POWER COMPANY
                                        --------------------------
                                                Registrant

                                    JERSEY CENTRAL POWER & LIGHT COMPANY
                                    ------------------------------------
                                                Registrant

                                        METROPOLITAN EDISON COMPANY
                                        ---------------------------
                                                Registrant

                                       PENNSYLVANIA ELECTRIC COMPANY
                                       -----------------------------
                                                Registrant



                                           /s/  Harvey L. Wagner
                                     ---------------------------------------
                                                Harvey L. Wagner
                                          Vice President and Controller
                                          Principal Accounting Officer