Form 10-K/A
period 2002-12-31
CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; TOLEDO EDISON CO; FIRSTENERGY CORP
filed 2003-08-19
CIK 20947, 73960, 352049, 1031296

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A



(MARK ONE)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                 TO
                                     ---------------     ---------------

COMMISSION                            REGISTRANT; STATE OF INCORPORATION;                     I.R.S. EMPLOYER
FILE NUMBER                              ADDRESS; AND TELEPHONE NUMBER                        IDENTIFICATION NO.
-----------                              -----------------------------                        ------------------
                                         AMENDMENT NO. 2

333-21011              FIRSTENERGY CORP.                                                        34-1843785
                       (AN OHIO CORPORATION)
                       76 SOUTH MAIN STREET
                       AKRON, OH  44308
                       TELEPHONE (800)736-3402

                                         AMENDMENT NO. 1

1-2578                 OHIO EDISON COMPANY                                                      34-0437786
                       (AN OHIO CORPORATION) C/O
                       FIRSTENERGY CORP.
                       76 SOUTH MAIN STREET
                       AKRON, OH  44308
                       TELEPHONE (800)736-3402

1-2323                 THE CLEVELAND ELECTRIC ILLUMINATING COMPANY                              34-0150020
                       (AN OHIO CORPORATION)
                       C/O FIRSTENERGY CORP.
                       76 SOUTH MAIN STREET
                       AKRON, OH  44308
                       TELEPHONE (800)736-3402

1-3583                 THE TOLEDO EDISON COMPANY                                                34-4375005
                       (AN OHIO CORPORATION)
                       C/O FIRSTENERGY CORP.
                       76 SOUTH MAIN STREET
                       AKRON, OH  44308
                       TELEPHONE (800)736-3402

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                                    NAME OF EACH EXCHANGE
      REGISTRANT                          TITLE OF EACH CLASS                        ON WHICH REGISTERED
      ----------                          -------------------                        -------------------
FirstEnergy Corp.            Common Stock, $0.10 par value                          New York Stock Exchange

Ohio Edison Company          Cumulative Preferred Stock, $100 par value:
                                       3.90% Series                                 All series registered on New
                                       4.40% Series                                 York Stock Exchange and
                                       4.44% Series                                 Chicago Stock Exchange
                                       4.56% Series


The Cleveland Electric       Cumulative Serial Preferred Stock, without
Illuminating Company         par value:
                                       $7.40 Series A                               Both series registered on New
                                       Adjustable Rate, Series L                    York Stock Exchange


The Toledo Edison            Cumulative Preferred Stock, par value
Company                      $100 per share:
                                       4.25% Series                                 American Stock Exchange

                             Cumulative Preferred Stock, par value $25 per share:

                                       $2.365 Series                                All series registered on
                                       Adjustable Rate, Series A                    New York Stock Exchange
                                       Adjustable Rate, Series B

                             First Mortgage Bonds:
                                       8% Series due 2003                           New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( )

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes (X) No ( ) - --

         State the aggregate market value of the common stock held by non-affiliates of the registrant: FirstEnergy Corp., $9,920,663,231 as of June 28, 2002; and for all other registrants, none.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                                    OUTSTANDING
                     CLASS                                         AS OF MARCH 24, 2003
                     -----                                         --------------------
FirstEnergy Corp., $0.10 par value                                      297,636,276
Ohio Edison Company, no par value                                               100
The Cleveland Electric Illuminating Company, no par value                79,590,689
The Toledo Edison Company, $5 par value                                  39,133,887

FirstEnergy Corp. is the sole holder of Ohio Edison Company, The Cleveland Electric Illuminating Company and The Toledo Edison Company.


Documents incorporated by reference (to the extent indicated herein):

                                                                           PART OF FORM 10-K/A INTO WHICH
                         DOCUMENT                                           DOCUMENT IS INCORPORTED
                         --------                                           -----------------------
FirstEnergy Corp. Annual Report to Stockholders for
the fiscal year ended December 31, 2002 (Pages 6-53)                                   Part II



         This combined Form 10-K/A is separately filed by FirstEnergy Corp., Ohio Edison Company, The Cleveland Electric Illuminating Company and The Toledo Edison Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant, except that information relating to any of the three FirstEnergy subsidiary registrants is also attributed to FirstEnergy.

                                EXPLANATORY NOTE

         As described in Note 2(M) to the consolidated financial statements of First Energy Corp. and Note 1(M) to the consolidated financial statements of Ohio Edison Company, the Registrants are restating their financial statements for the year ended December 31, 2002. As described in Note 1(M) to the consolidated financial statements of The Cleveland Electric Illuminating Company and The Toledo Edison Company, these Registrants are restating their financial statements for the three years ended December 31, 2002. The restatements principally reflect a change in the method of amortizing the costs being recovered under the Ohio transition plan and recognition of above-market values of certain leased generation facilities. The Registrants are filing amended Annual Reports on the Form 10-K/A to reflect the restatements.

THE FOLLOWING ITEMS HAVE BEEN AMENDED IN THIS AMENDMENT NO. 2:

PART I
         ITEM 1.  BUSINESS

PART II

         ITEM 6.  SELECTED FINANCIAL DATA
         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART III

         ITEM 14.  CONTROLS AND PROCEDURES

PART IV

         ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                    FORM 8-K

                                   FORM 10-K/A
                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I

    Item  1.  Business....................................................................................    1
                Recent Developments.......................................................................    1
                  Environmental Matters...................................................................    1
                  Regulatory Matters......................................................................    1
                  International Operations................................................................    2
                  Other Matters...........................................................................    3
                The Company...............................................................................    3
                Divestitures..............................................................................    4
                  International Operations................................................................    3
                  Generating Assets.......................................................................    3
                Utility Regulation........................................................................    3
                  PUCO Rate Matters.......................................................................    4
                  NJBPU Rate Matters......................................................................    4
                  PPUC Rate Matters.......................................................................    5
                  FERC Rate Matters.......................................................................    6
                  Regulatory Accounting...................................................................    7
                Capital Requirements......................................................................    7
                Met-Ed Capital Trust and Penelec Capital Trust............................................    9
                Nuclear Regulation........................................................................    9
                Nuclear Insurance.........................................................................   10
                Environmental Matters.....................................................................   11
                  Air Regulation..........................................................................   11
                  Water Regulation........................................................................   12
                  Waste Disposal..........................................................................   12
                  Summary.................................................................................   12
                Fuel Supply...............................................................................   13
                System Capacity and Reserves..............................................................   13
                Regional Reliability......................................................................   14
                Competition...............................................................................   14
                Research and Development..................................................................   15
                Executive Officers........................................................................   15
                FirstEnergy Website.......................................................................   15

    Item  2.  Properties..................................................................................    *

    Item  3.  Legal Proceedings...........................................................................    *

    Item  4.  Submission of Matters to a Vote of Security Holders.........................................    *

PART II

    Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters.......................    *

    Item  6.  Selected Financial Data.....................................................................   16

    Item  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......   16

    Item  8.  Financial Statements and Supplementary Data.................................................   16

    Item  9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure........    *

PART III

    Item 10.  Directors and Executive Officers of the Registrant..........................................    *

    Item 11.  Executive Compensation......................................................................    *

    Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
                Shareholder Matters.......................................................................    *

    Item 13.  Certain Relationships and Related Transactions..............................................    *

    Item 14.  Controls and Procedures.....................................................................   16

PART IV

    Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................   16

* Indicates the items that have not been revised and are not included in this Form 10-K/A. Reference is made to the original 10-K for the complete text of such items.

                                     PART 1

ITEM 1. BUSINESS

RECENT DEVELOPMENTS

ENVIRONMENTAL MATTERS-

         On August 8, 2003, FirstEnergy Corp. (FirstEnergy), Ohio Edison Company
(OE) and Pennsylvania Power Company (Penn) reported a development regarding a complaint filed by the U.S. Department of Justice with respect to the W.H. Sammis Plant (see Note 7(D) Commitments, Guarantees and Contingencies - Environmental Matters). As reported, on August 7, 2003, the United States District Court for the Southern District of Ohio ruled that 11 projects undertaken at the Sammis Plant between 1984 and 1998 required pre-construction permits under the Clean Air Act. The ruling concludes the liability phase of the case, which deals with applicability of Prevention of Significant Deterioration provisions of the Clean Air Act. The remedy phase, which is currently scheduled to be ready for trial beginning March 15, 2004, will address civil penalties and what, if any, actions should be taken to further reduce emissions at the plant. In the ruling, the Court indicated that the remedies it "may consider and impose involved a much broader, equitable analysis, requiring the Court to consider air quality, public health, economic impact, and employment consequences. The Court may also consider the less than consistent efforts of the EPA to apply and further enforce the Clean Air Act." The potential penalties that may be imposed, as well as the capital expenditures necessary to comply with substantive remedial measures that may be required, may have a material adverse impact on the Company's financial condition and results of operations. Management is unable to predict the ultimate outcome of this matter.

REGULATORY MATTERS-

    New Jersey

         On July 25, 2003, FirstEnergy and Jersey Central Power & Light Company (JCP&L)JCP&L announced that they are reviewing is underway concerning a decision by the New Jersey Board of Public Utilities (NJBPU) on JCP&L's rate proceeding (See Note 2(D)). Based on that review, JCP&L will decide its appropriate course of action, which could include filing a request for reconsideration with the NJBPU and possibly an appeal to the Appellate Division of the Superior Court of New Jersey.

         In its ruling, the NJBPU reduced JCP&L's annual revenues by approximately $62 million, for an average rate decrease of 3 percent, effective August 1, 2003. The NJBPU decision also provided for an interim return on equity of 9.5 percent on JCP&L's rate base for the next 6 to 12 months. During that period, JCP&L would initiate another proceeding to request recovery of additional expenses incurred to enhance system reliability. In that proceeding, the NJBPU could increase the return on equity to 9.75 percent or decrease it to
9.25 percent, depending on its assessment of the reliability of JCP&L's service. Any reduction could be retroactive to August 1, 2003.

         The NJBPU decision reflects elimination of $111 million in annual customer credits mandated by the New Jersey Electric Discount and Energy Competition Act (EDECA); a $223 million reduction in the energy delivery charge; a net $1 million increase in the Societal Benefits Charge (SBC); and a $49 million increase in the Market Transition Charge (MTC). The $1 million net SBC increase reflects approximately a $22 million increase related to universal services costs previously approved in a separate proceeding, as well as reductions in other components of the SBC.

         The MTC would allow for the recovery of $465 million in deferred energy costs over the next 10 years on an interim basis, thus disallowing $153 million of the $618 million provided for in the settlement agreement. This decision reflects the NJBPU's belief that a hindsight review comparing JCP&L's power purchases to spot market prices provides the appropriate benchmark for recovery. JCP&L's deferred energy costs primarily reflect mandated purchase power contracts with NUGs that are above wholesale market prices, and costs of providing basic generation service to customers in excess of the company's capped basic generation service charges during the transition period under EDECA, which ends August 1, 2003. At that time, the generation portion of most customer bills will increase by an average of 7.5 percent as a result of the outcome of the basic generation service auction conducted earlier this year by the BPU.

         In the second quarter of 2003, JCP&L recorded charges aggregating $158 million ($94 million after tax) consisting of the $153 million deferred energy costs and other regulatory assets.

         On July 25, 2003, the NJBPU approved a Stipulation of Settlement between the parties and authorized the recovery of the total $135 million of the Freehold buyout costs, eliminating the interim nature of the recovery.

    Pennsylvania

         On April 2, 2003, the Pennsylvania Public Utilities Commission (PPUC) remanded the merger savings issue to the Office of Administrative Law Judge
(ALJ) and directed Met-Ed and Penelec to submit a position paper by May 2, 2003 on the status of the Settlement Stipulation in light of the Commonwealth Court's decision (Court Order). In summary, Met-Ed and Penelec submitted to the PPUC the following position:

    - On January 16, 2003, the Pennsylvania Supreme Court denied or quashed all appeals arising from the Court Order, thus rendering the Court Order final.

    - Because the parties sought request for a stay of the PPUC's June 20, 2001 order in which the Settlement Stipulation was approved, all terms and conditions included therein that were not inconsistent with the Court Order remained in effect.

    - Only those provisions related to PLR cost recovery and PLR deferral issues addressed by the PPUC and expressly rejected by the Commonwealth Court, must be removed from the Settlement Stipulation.

    - The GENCO Code of Conduct must be reinstated consistent with the Court Order.

    - All other provisions included in the Settlement Stipulation unrelated to these three issues remain in effect.

         On or about June 2, 2003, parties filed comments in response to the position presented by Met-Ed and Penelec. The other parties' responses included significant disagreement with the position paper and disagreement among the other parties themselves, including the Stipulation's original signatory parties. Some parties believe that no portion of the Stipulation has survived the Commonwealth Court's Order. Based upon these comments, it became clear that many of the parties not only disagreed with Met-Ed and Penelec, but also disagreed among themselves. Partially because of this lack of consensus among the parties, Met-Ed and Penelec submitted a letter on June 11, 2003, to the ALJ informing the ALJ and all other parties that Met-Ed and Penelec were voiding the Settlement Stipulation, pursuant to the termination provisions found therein. Notwithstanding the voiding of the Settlement Stipulation, Met-Ed and Penelec voluntarily agreed to retain virtually all of the customer benefits provided by the Settlement Stipulation, including, among others, funding for renewable energy resource and demand response programs. Met-Ed and Penelec also agreed to cap distribution rates at current levels through 2007, provided that the PPUC finds during the remanded merger saving proceedings that Met-Ed and Penelec have satisfied the public interest test applicable to mergers and leave the quantification of merger savings for a subsequent rate proceedings. They believe this will significantly simplify the issues in the pending action by reinstating Met-Ed's and Penelec's Restructuring Settlement previously approved by the PPUC. In addition, they have agreed to voluntarily continue certain Stipulation provisions including funding for energy and demand side response programs and to cap distribution rates at current levels through 2007. This voluntary distribution rate cap is contingent upon a finding that Met-Ed and Penelec have satisfied the "public interest" test applicable to mergers and that any rate impacts of merger savings will be dealt with in a subsequent rate case. Met-Ed and Penelec believe that their actions in voiding the Settlement Stipulation will simplify the issues and limit them to the treatment of merger savings and whether Met-Ed's and Penelec's accounting is consistent with the Court Order.

INTERNATIONAL OPERATIONS-

    Pending Sale of Remaining Investment in Avon and Sale of Note from Aquila

         On May 22, 2003, FirstEnergy announced it reached an agreement to sell its 20.1 percent interest in Avon to Scottish and Southern Energy plc; that agreement also includes Aquila's 79.9 percent interest (See Note 3). Under terms of the agreement, which is subject to bondholder approval, Scottish and Southern will pay FirstEnergy and Aquila an aggregate $70 million (FirstEnergy's share would be approximately $14 million). Avon's debt will remain with that company. FirstEnergy recognized in the second quarter of 2003 an impairment of $12.6 million ($8.2 million after tax) related to the carrying value of the note receivable from the initial sale of a 79.9 percent interest in Avon that occurred in May 2002. After receiving the first annual installment payment of $19 million in May 2003, FirstEnergy sold the remaining balance of the note in the secondary market and received $63.2 million in proceeds on July 28, 2003.

    Emdersa

         On April 18, 2003, FirstEnergy divested its ownership in Emdersa through the abandonment of its shares in Emdersa's parent company, GPU Argentina Holdings, Inc. The abandonment was accomplished by relinquishing FirstEnergy's shares to the independent Board of Directors of GPU Argentina Holdings, relieving FirstEnergy of all rights and obligations relative to this business. As a result of the abandonment, FirstEnergy recognized a one-time, non-cash charge of $67.4 million, or $0.23 per share of common stock in the second quarter of 2003. This charge is the result of realizing the Currency Translation Adjustment (CTA) losses through current period earnings ($89.8 million, or $0.30 per share), partially offset by the gain recognized from abandoning FirstEnergy's investment in Emdersa ($22.4 million, or

$0.07 per share). Since FirstEnergy had previously recorded $90 million of CTA adjustments in OCI, the net effect of the $67.4 million charge was an increase in common stockholders' equity of $22.4 million.

         The $67.4 million charge does not include the anticipated income tax benefits related to the abandonment, which were fully reserved during the second quarter. FirstEnergy anticipates tax benefits of approximately $129 million, of which $50 million would increase net income in the period that it becomes probable those benefits will be realized. The remaining $79 million of tax benefits would reduce goodwill recognized in connection with the acquisition of GPU. See note 2(M) to the FirstEnergy Consolidated Financial Statements for discussion or classification of a discontinued operation in the Revised Financial Statements.

OTHER MATTERS -

         It is FirstEnergy's understanding that, as of August 18, 2003, five individual shareholder-plaintiffs have filed separate complaints against FirstEnergy Corp. alleging various securities law violations in connection with the restatement of earnings described herein. Most of these complaints have not yet been officially served on the Company. Moreover, FirstEnergy is still reviewing the suits that have been served in preparation for a responsive pleading. FirstEnergy is, however, aware that in each case, the plaintiffs are seeking certification from the court to represent a class of similarly situated shareholders.

         On August 14, 2003, eight states in the Northeast U.S. and southern Canada experienced a widespread power outage. That outage affected approximately
1.4 million customers in FirstEnergy's service area. The cause of the outage has not been determined. Having restored service to its customers, FirstEnergy is now in the process of accumulating data and evaluating the status of its electrical system prior to and during the outage event and would expect that the same effort is under way at utilities and regional transmission operators across the region.

         As of August 18, 2003, the following facts about FirstEnergy's system were known. Early in the afternoon of August 14, hours before the event, Unit 5 of the Eastlake Plant in Eastlake, Ohio, tripped off. Later in the afternoon, three FirstEnergy transmission lines and one owned by American Electric Power and FirstEnergy tripped out of service. The Midwest Independent System Operator
(MISO), which oversees the regional transmission grid, indicated that there were a number of other transmission line trips in the region outside of FirstEnergy's system. FirstEnergy customers experienced no service interruptions resulting from these conditions. Indications to FirstEnergy were that the Company's system was stable. Therefore, no isolation of FirstEnergy's system was called for. In addition, FirstEnergy determined that its computerized system for monitoring and controlling its transmission and generation system was operating, but the alarm screen function was not. However, MISO's monitoring system was operating properly. FirstEnergy believes that extensive data needs to be gathered and analyzed in order to determine with any degree of certainty the circumstances that led to the outage. This a very complex situation, far broader than the power line outages FirstEnergy experienced on its system. From the preliminary data that has been gathered, FirstEnergy believes that the transmission grid in the Eastern Interconnection, not just within FirstEnergy's system, was experiencing unusual electrical conditions at various times prior to the event. These included unusual voltage and frequency fluctuations and load swings on the grid. FirstEnergy is committed to working with the North American Electric Reliability Council and others involved to determine exactly what events in the entire affected region led to the outage. There is no timetable as to when this entire process will be completed. It is, however, expected to last several weeks, at a minimum.

THE COMPANY

         FirstEnergy Corp. was organized under the laws of the State of Ohio in 1996. FirstEnergy's principal business is the holding, directly or indirectly, of all of the outstanding common stock of its principal electric utility operating subsidiaries, Ohio Edison Company (OE), The Cleveland Electric Illuminating Company (CEI), Pennsylvania Power Company (Penn), The Toledo Edison Company (TE), American Transmission Systems, Incorporated (ATSI), Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). These utility subsidiaries are referred to throughout as "Companies." FirstEnergy's consolidated revenues are primarily derived from electric service provided by its utility operating subsidiaries and the revenues of its other principal subsidiaries: FirstEnergy Solutions Corp.
(FES); FirstEnergy Facilities Services Group, LLC (FSG); MYR Group Inc. (MYR); MARBEL Energy Corporation (MARBEL); GPU Capital, Inc.; and GPU Power, Inc. In addition, FirstEnergy holds all of the outstanding common stock of other direct subsidiaries including: FirstEnergy Properties, Inc., FirstEnergy Ventures Corp., FirstEnergy Nuclear Operating Company (FENOC), FirstEnergy Securities Transfer Company, GPU Diversified Holdings, LLC, GPU Telecom Services, Inc., GPU Nuclear, Inc.; FirstEnergy Service Company (FECO); GPU Service, Inc. (GPUS); and GPU Advanced Resources, Inc.

         The Companies' combined service areas encompass approximately 37,200 square miles in Ohio, New Jersey and Pennsylvania. The areas they serve have a combined population of approximately 11.1 million.

         OE was organized under the laws of the State of Ohio in 1930 and owns property and does business as an electric public utility in that state. OE also has ownership interests in certain generating facilities located in the Commonwealth of Pennsylvania (see Item 2 - Properties). OE engages in the generation, distribution and sale of electric energy to communities in a 7,500 square mile area of central and northeastern Ohio. OE also engages in the sale, purchase and interchange of electric energy with other electric companies. The area it serves has a population of approximately 2.7 million.

         OE owns all of Penn's outstanding common stock. Penn was organized under the laws of the Commonwealth of Pennsylvania in 1930 and owns property and does business as an electric public utility in that state. Penn is also authorized to do business and owns property in the State of Ohio (see Item 2 - Properties). Penn furnishes electric service to communities in a 1,500 square mile area of western Pennsylvania. The area served by Penn has a population of approximately 0.3 million.

         CEI was organized under the laws of the State of Ohio in 1892 and does business as an electric public utility in that state. CEI engages in the generation, distribution and sale of electric energy in an area of approximately 1,700 square miles in northeastern Ohio. It also has ownership interests in certain generating facilities in Pennsylvania (see Item 2 - Properties). CEI also engages in the sale, purchase and interchange of electric energy with other electric companies. The area CEI serves has a population of approximately 1.9 million.

         TE was organized under the laws of the State of Ohio in 1901 and does business as an electric public utility in that state. TE engages in the generation, distribution and sale of electric energy in an area of approximately 2,500 square miles in northwestern Ohio. It also has interests in certain generating facilities in Pennsylvania and Michigan (see Item 2 - Properties). TE also engages in the sale, purchase and interchange of electric energy with other electric companies. The area TE serves has a population of approximately 0.8 million.

         ATSI was organized under the laws of the State of Ohio in 1998. ATSI owns transmission assets that were formerly owned by OE, CEI and TE (Ohio Companies) and Penn. ATSI owns and operates major, high-voltage transmission facilities, which consist of approximately 7,100 circuit miles (5,778 pole miles) of transmission lines with nominal voltages of 345 kilovolts (kV), 138 kV and 69 kV. There are 37 interconnections with six neighboring control areas. ATSI's transmission system offers gateways into the East through high capacity ties with Pennsylvania-New Jersey-Maryland Interconnection LLC (PJM) through Penelec, Duquesne Light Company (Duquesne) and Allegheny Energy, Inc. (Allegheny), into the North through multiple 345 kV high capacity ties with Michigan Electric Coordination Systems (MEC), and into the South through ties with American Electric Power Company, Inc. (AEP) and Dayton Power & Light Company (DPL). In addition, ATSI is the control area operator for the Ohio Companies and Penn service areas. ATSI plans, operates and maintains the transmission system in accordance with the requirements of the North American Electric Reliability Council and applicable regulatory agencies to ensure reliable service to FirstEnergy's customers (see FERC Rate Matters for discussion on ATSI's participation in the Midwest Independent System Operator, Inc. (MISO)).

         JCP&L was organized under the laws of the State of New Jersey in 1925 and owns property and does business as an electric public utility in that state. JCP&L provides transmission and distribution services in northern, western and east central New Jersey. The area it serves has a population of approximately
2.5 million.

         Met-Ed was organized under the laws of the Commonwealth of Pennsylvania in 1922 and owns property and does business as an electric public utility in that state. Met-Ed provides transmission and distribution services in eastern and south central Pennsylvania. The area it serves has a population of approximately 1.1 million.

         Penelec was organized under the laws of the Commonwealth of Pennsylvania in 1919 and owns property and does business as an electric public utility in that state. Penelec provides transmission and distribution services in western, northern and south central Pennsylvania. The area it serves has a population of approximately 1.7 million. Penelec, as lessee of the property of its subsidiary, The Waverly Electric Light & Power Company, also serves a population of about 13,400 in Waverly, New York and vicinity.

         FES was organized under the laws of the State of Ohio in 1997 and provides energy-related products and services, and through its FirstEnergy Generation Corp. (FGCO) subsidiary, operates FirstEnergy's nonnuclear generation businesses. FSG is the parent company of several heating, ventilating, air conditioning and energy management companies; MYR is a utility infrastructure construction service company. MARBEL is a natural gas pipeline company whose subsidiaries include MARBEL HoldCo, Inc. a holding company having a 50% ownership interest in Great Lakes Energy Partners, LLC, an oil and natural gas exploration and production venture, and Northeast Ohio Natural Gas Corp., a public utility that provides gas distribution and transportation services. GPU Capital owns and operates electric distribution systems in foreign countries and GPU Power owns and operates generation facilities in foreign countries. FECO and GPUS provide legal, financial and other corporate support services to affiliated FirstEnergy companies.

DIVESTITURES

    International Operations

         FirstEnergy identified certain former GPU international operations for divestiture within one year of its merger with GPU, Inc. on November 7, 2001. These operations constitute individual "lines of business" as defined in Accounting Principles Board Opinion (APB) No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a

Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with physically and operationally separable activities. Application of Emerging Issues Task Force (EITF) Issue No. 87-11, "Allocation of Purchase Price to Assets to Be Sold," required that expected, pre-sale cash flows, including incremental interest costs on related acquisition debt, of these operations be considered part of the purchase price allocation. Accordingly, subsequent to the merger date, results of operations and incremental interest costs related to these international subsidiaries were not included in FirstEnergy's 2001 Consolidated Statements of Income. Additionally, assets and liabilities of these international operations were segregated under separate captions on the Consolidated Balance Sheet as of December 31, 2001 as "Assets Pending Sale" and "Liabilities Related to Assets Pending Sale."

         Upon completion of its merger with GPU, FirstEnergy accepted an October 2001 offer from Aquila, Inc. (formerly UtiliCorp United) to purchase Avon Energy Partners Holdings (Avon), FirstEnergy's wholly owned holding company for Midlands Electricity plc, for $2.1 billion (including the assumption of $1.7 billion of debt). The transaction closed on May 8, 2002 and reflected the March 2002 modification of Aquila's initial offer such that Aquila acquired a 79.9 percent equity interest in Avon for approximately $1.9 billion (including the assumption of $1.7 billion of debt). Proceeds to FirstEnergy included $155 million in cash and a note receivable for approximately $87 million (representing the present value of $19 million per year to be received over six years beginning in 2003) from Aquila for its 79.9 percent interest. FirstEnergy and Aquila together own all of the outstanding shares of Avon through a jointly owned subsidiary, with each company having an ownership voting interest. Originally, in accordance with applicable accounting guidance, the earnings of those foreign operations were not recognized in current earnings from the date of the GPU acquisition. However, as a result of the decision to retain an ownership interest in Avon, EITF Issue No. 90-6, "Accounting for Certain Events Not Addressed in Issue No. 87-11 relating to an Acquired Operating Unit to be Sold" required FirstEnergy to reallocate the purchase price of GPU based on amounts as of the purchase date as if Avon had never been held for sale, including reversal of the effects of having applied EITF Issue No. 87-11, to the transaction. The effect of reallocating the purchase price and reversal of the effects of EITF Issue No. 87-11, including the allocation of capitalized interest, has been reflected in the Consolidated Statement of Income for the year ended December 31, 2002 by reclassifying certain revenue and expense amounts related to activity during the quarter ended March 31, 2002 to their respective income statement classifications. See Note 2(L) of Notes to FirstEnergy's Consolidated Financial Statements for the effects of the change in classification. In the fourth quarter of 2002, FirstEnergy recorded a $50 million charge ($32.5 million net of tax) to reduce the carrying value of its remaining 20.1 percent interest.

         GPU's former Argentina operations were also identified by FirstEnergy for divestiture within one year of the merger. FirstEnergy determined the fair value of its Argentina operations, GPU Empresa Distribuidora Electrica Regional S.A. and affiliates (Emdersa), based on the best available information as of the date of the merger. Subsequent to that date, a number of economic events have occurred in Argentina which may have an impact on FirstEnergy's ability to realize Emdersa's estimated fair value. These events include currency devaluation, restrictions on repatriation of cash, and the anticipation of future asset sales in that region by competitors. FirstEnergy did not reach a definitive agreement to sell Emdersa as of December 31, 2002. Therefore, these assets were no longer classified as "Assets Pending Sale" on the Consolidated Balance Sheet as of December 31, 2002 and Emdersa's results of operations were included in FirstEnergy's 2002 Consolidated Statement of Income. Additionally, under EITF Issue No. 90-6, FirstEnergy recorded in the fourth quarter of 2002 a one-time, non-cash charge included as a "Cumulative Adjustment for Retained Businesses Previously Held for Sale" on its 2002 Consolidated Statement of Income related to Emdersa's cumulative results of operations from November 7, 2001 through September 30, 2002. The amount of this one-time, after-tax charge was $93.7 million, or $0.32 per share of common stock (comprised of $108.9 million in currency transaction losses arising principally from U.S. dollar denominated debt, offset by $15.2 million of operating income). See Note 2(L) of Notes to First Energy's Consolidated Financial Statements for the effects of the change in classification.

         On October 1, 2002, FirstEnergy began consolidating the results of Emdersa's operations in its financial statements. In addition to the currency transaction losses of $108.9 million, FirstEnergy recognized a currency translation adjustment (CTA) in other comprehensive income (OCI) of $91.5 million as of December 31, 2002, which reduced FirstEnergy's common stockholders' equity. This adjustment represents the impact of translating Emdersa's financial statements from its functional currency to the U.S. dollar for financial reporting in conformity with accounting principles generally accepted in the United States (GAAP).

         On April 18, 2003, FirstEnergy divested its ownership in Emdersa through the abandonment of its shares in Emdersa's parent company, GPU Argentina Holdings, Inc. The abandonment was accomplished by relinquishing FirstEnergy's shares to the independent Board of Directors of GPU Argentina Holdings, relieving FirstEnergy of all rights and obligations relative to this business. As a result of the abandonment, FirstEnergy will recognize a one-time, non-cash charge of $63 million, or $0.21 per share of common stock in the second quarter of 2003. This charge is the result of realizing the CTA losses through the current period earnings ($90 million, or $0.30 per share), partially offset by the gain recognized from eliminating its investment in Emdersa ($27 million, or $0.09 per share). Since FirstEnergy has previously recorded $90 million of CTA adjustments in OCI, the net effect of the $63 million charge will be an increase in common stockholders' equity of $27 million.

         The $63 million charge does not include the anticipated income tax benefits related to the abandonment. These tax benefits will be fully reserved during the second quarter. FirstEnergy anticipates tax benefits of approximately

$129 million, of which $50 million would increase net income in the period that it becomes probable those benefits will be realized. The remaining $79 million tax benefits would reduce goodwill recognized in connection with the acquisition of GPU.

    Generating Assets

         In November 2001, FirstEnergy reached an agreement to sell four coal-fired power plants totaling 2,535 megawatts (MW) to NRG Energy Inc. On August 8, 2002, FirstEnergy notified NRG that it was canceling the agreement because NRG stated that it could not complete the transaction under the original terms of the agreement. FirstEnergy also notified NRG that FirstEnergy reserves the right to pursue legal action against NRG, its affiliate and its parent, Xcel Energy, for damages, based on the anticipatory breach of the agreement. NRG declared bankruptcy on February 25, 2003, the U.S. Bankruptcy Court in Minnesota approved FirstEnergy's request for arbitration against NRG.

         In December 2002, FirstEnergy announced it would retain ownership of these plants after reviewing bids received from other bids received from other parties who had expressed interest in purchasing the plants. Since FirstEnergy did not execute a sales agreement by year-end, it reflected approximately $74 million ($43 million net of tax), or $0.15 per share of common stock, of previously unrecognized depreciation and transaction costs in the fourth quarter of 2002 related to these plants from November 2001 through December 2002 on its Consolidated Statement of Income.

UTILITY REGULATION

         As a registered public utility holding company, FirstEnergy is subject to regulation by the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (1935 Act). The SEC has determined that the electric facilities of the Companies constitute a single integrated public utility system under the standards of the 1935 Act. The 1935 Act regulates FirstEnergy with respect to accounting, the issuance of securities, the acquisition and sale of utility assets, securities or any other interest in any business, and entering into, and performance of, service, sales and construction contracts among its subsidiaries, and certain other matters. The 1935 Act also limits the extent to which FirstEnergy may engage in nonutility businesses or acquire additional utility businesses. Each of the Companies' retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the state in which each operates - in Ohio by the Public Utilities Commission of Ohio (PUCO), in New Jersey by the New Jersey Board of Public Utilities (NJBPU) and in Pennsylvania by the Pennsylvania Public Utility Commission (PPUC). With respect to their wholesale and interstate electric operations and rates, the Companies are subject to regulation, including regulation of their accounting policies and practices, by the Federal Energy Regulatory Commission (FERC). Under Ohio law, municipalities may regulate rates, subject to appeal to the PUCO if not acceptable to the utility.

         In Ohio, New Jersey and Pennsylvania, laws applicable to electric industry deregulation included the similar provisions which are reflected in the Companies' respective state regulatory plans:

         - allowing the Companies' electric customers to select their generation suppliers;

         - establishing provider of last resort (PLR) obligations to customers in the Companies' service areas;

         - allowing recovery of potentially stranded investment (sometimes referred to as transition costs);

         - itemizing (unbundling) the current price of electricity into its component elements - including generation, transmission, distribution and stranded costs recovery charges;

         -    deregulating the Companies' electric generation businesses; and

         - continuing regulation of the Companies' transmission and distribution systems.

    PUCO Rate Matters

         In July 1999, Ohio's electric utility restructuring legislation, which allowed Ohio electric customers to select their generation suppliers beginning January 1, 2001, was signed into law. Among other things, the legislation provided for a 5% reduction on the generation portion of residential customers' bills and the opportunity to recover transition costs, including regulatory assets, from January 1, 2001 through December 31, 2005 (market development period). The period for the recovery of regulatory assets only can be extended up to December 31, 2010. The PUCO was authorized to determine the level of transition cost recovery, as well as the recovery period for the regulatory assets portion of those costs, in considering each Ohio electric utility's transition plan application.

         In July 2000, the PUCO approved FirstEnergy's transition plan for the OE, CEI and TE (Ohio Companies) as modified by a settlement agreement with major parties to the transition plan. The application of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," to OE's generation business and the nonnuclear generation businesses of CEI and TE was discontinued with the issuance of the PUCO transition plan order, as described further below. Major provisions of the settlement agreement consisted of approval of recovery of generation-related transition costs as filed of

$4.0 billion, net of deferred income taxes (OE-$1.6 billion, CEI-$1.6 billion and TE-$0.8 billion), and transition costs related to regulatory assets as filed of $2.9 billion, net of deferred income taxes (OE-$1.0 billion, CEI-$1.4 billion and TE-$0.5 billion), with recovery through no later than 2006 for OE, mid-2007 for TE and 2008 for CEI, except where a longer period of recovery is provided for in the settlement agreement. The generation-related transition costs include $1.4 billion, net of deferred income taxes (OE-$1.0 billion, CEI-$0.2 billion and TE-$0.2 billion), of impaired generating assets recognized as regulatory assets as described further below, $2.4 billion, net of deferred income taxes, (OE-$1.2 billion, CEI-$0.4 billion and TE-$0.8 billion), of above-market operating lease costs and $0.8 billion, net of deferred income taxes (CEI-$0.5 billion and TE-$0.3 billion), of additional plant costs that were reflected on CEI's and TE's regulatory financial statements.

         Also as part of the settlement agreement, FirstEnergy is giving preferred access over its subsidiaries to nonaffiliated marketers, brokers and aggregators to 1,120 megawatts (MW) of generation capacity through 2005 at established prices for sales to the Ohio Companies' retail customers. Customer prices are frozen through the five-year market development period except for certain limited statutory exceptions, including the 5% reduction referred to above. In February 2003, the Ohio Companies were authorized increases in annual revenues aggregating approximately $50 million (OE-$41 million, CEI-$4 million and TE-$5 million) to recover their higher tax costs resulting from the Ohio deregulation legislation.

         FirstEnergy's Ohio customers choosing alternative suppliers receive an additional incentive applied to the shopping credit (generation component) of 45% for residential customers, 30% for commercial customers and 15% for industrial customers. The amount of the incentive is deferred for future recovery from customers - recovery will be accomplished by extending the respective transition cost recovery period. If the customer shopping goals established in the agreement had not been achieved by the end of 2005, the transition cost recovery periods could have been shortened for OE, CEI and TE to reduce recovery by as much as $500 million (OE - $250 million, CEI - $170 million and TE - $80 million). The Ohio Companies achieved all of their required 20% customer shopping goals in 2002. Accordingly, FirstEnergy believes that there will be no regulatory action reducing the recoverable transition costs.

    NJBPU Rate Matters

         JCP&L's 2001 Final Decision and Order (Final Order) with respect to its rate unbundling, stranded cost and restructuring filings confirmed rate reductions set forth in its 1999 Summary Order, which remain in effect at increasing levels through July 2003. The Final Order also confirmed the establishment of a non-bypassable societal benefits charge (SBC) to recover costs which include nuclear plant decommissioning and manufactured gas plant remediation, as well as a non-bypassable market transition charge (MTC) primarily to recover stranded costs. The NJBPU has deferred making a final determination of the net proceeds and stranded costs related to prior generating asset divestitures until JCP&L's request for an Internal Revenue Service (IRS) ruling regarding the treatment of associated federal income tax benefits is acted upon. Should the IRS ruling support the return of the tax benefits to customers, there would be no effect to FirstEnergy's or JCP&L's net income since the contingency existed prior to the merger with GPU.

         In addition, the Final Order provided for the ability to securitize stranded costs associated with the divested Oyster Creek Nuclear Generating Station. In February 2002, JCP&L received NJBPU authorization to issue $320 million of transition bonds to securitize the recovery of these costs. The NJBPU order also provided for a usage-based non-bypassable transition bond charge and for the transfer of the bondable transition property to another entity. JCP&L sold $320 million of transition bonds through its wholly owned subsidiary, JCP&L Transition Funding LLC, in June 2002 - those bonds are recognized on the Consolidated Balance Sheet.

         JCP&L's PLR obligation to provide basic generation service (BGS) to non-shopping customers is supplied almost entirely from contracted and open market purchases. JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers and costs incurred under nonutility generation (NUG) agreements exceed amounts collected through BGS and MTC rates. As of December 31, 2002, the accumulated deferred cost balance totaled approximately $549 million. The NJBPU also allowed securitization of JCP&L's deferred balance to the extent permitted by law upon application by JCP&L and a determination by the NJBPU that the conditions of the New Jersey restructuring legislation are met. There can be no assurance as to the extent, if any, that the NJBPU will permit such securitization.

         Under New Jersey transition legislation, all electric distribution companies were required to file rate cases to determine the level of unbundled rate components to become effective August 1, 2003. On August 1, 2002, JCP&L submitted two rate filings with the NJBPU. The first filing requested increases in base electric rates of approximately $98 million annually. The second filing was a request to recover deferred costs that exceeded amounts being recovered under the current MTC and SBC rates; one proposed method of recovery of these costs is the securitization of the deferred balance. This securitization methodology is similar to the Oyster Creek securitization discussed above. Hearings began in February 2003. On March 18, 2003, a report prepared by independent auditors addressing costs deferred by JCP&L from August 1, 1999 through July 31, 2002, was transmitted to the Office of Administrative Law, where JCP&L's rate case is being heard. While the auditors concluded that JCP&L's energy procurement strategy and process was reasonable and prudent, they identified potential disallowances totaling $17.3 million. The report subjected $436 million of deferred costs to a retrospective prudence review during a period of extreme price uncertainty and volatility in the energy markets. Although JCP&L disagrees with the potential disallowances, it is pleased with the report's major conclusions and overall tone. Hearings concluded on April 28, 2003, and initial briefs were filed on May 7, 2003. The Administrative Law Judge's recommended decision is due by the end of June 2003 and the NJBPU's subsequent decision is due in July 2003.

         In 1997, the NJBPU authorized JCP&L to recover from customers, subject to possible refund, $135 million of costs incurred in connection with a 1996 buyout of a power purchase agreement. JCP&L has recovered the full $135 million; the NJBPU has established a procedural schedule to take further evidence with respect to the buyout to enable it to make a final prudence determination contemporaneously with the resolution of the pending rate case.

         In December 2001, the NJBPU authorized the auctioning of BGS for the period from August 1, 2002 through July 31, 2003 to meet the electricity demands of all customers who have not selected an alternative supplier. The auction results were approved by the NJBPU in February 2002, removing JCP&L's BGS obligation of 5,100 MW for the period August 1, 2002 through July 31, 2003. In February 2003, the NJBPU approved the BGS auction results for the period beginning August 1, 2003. The auction covered a fixed price bid (applicable to all residential and smaller commercial and industrial customers) and an hourly price bid (applicable to all large industrial customers) process. JCP&L will sell all self-supplied energy (NUGs and owned generation) to the wholesale market with offsets to its deferred energy balances.

    PPUC Rate Matters

         The PPUC authorized 1998 rate restructuring plans for Penn, Met-Ed and Penelec. In 2000, the PPUC disallowed a portion of the requested additional stranded costs above those amounts granted in Met-Ed's and Penelec's 1998 rate restructuring plan orders. The PPUC required Met-Ed and Penelec to seek an IRS ruling regarding the return of certain unamortized investment tax credits and excess deferred income tax benefits to customers. Similar to JCP&L's situation, if the IRS ruling ultimately supports returning these tax benefits to customers, there would be no effect to FirstEnergy's, Met-Ed's or Penelec's net income since the contingency existed prior to the merger.

         As a result of their generating asset divestitures, Met-Ed and Penelec obtained their supply of electricity to meet their PLR obligations almost entirely from contracted and open market purchases. In 2000, Met-Ed and Penelec filed a petition with the PPUC seeking permission to defer, for future recovery, energy costs in excess of amounts reflected in their capped generation rates; the PPUC subsequently consolidated this petition in January 2001 with the FirstEnergy/GPU merger proceeding.

         In June 2001, the PPUC entered orders approving the Settlement Stipulation with all of the major parties in the combined merger and rate relief proceedings which approved the merger and provided Met-Ed and Penelec PLR deferred accounting treatment for energy costs. The PPUC permitted Met-Ed and Penelec to defer for future recovery the difference between their actual energy costs and those reflected in their capped generation rates, retroactive to January 1, 2001. Correspondingly, in the event that energy costs incurred by Met-Ed and Penelec would be below their respective capped generation rates, that difference would have reduced costs that had been deferred for recovery in future periods. This PLR deferral accounting procedure was denied in a court decision discussed below. Met-Ed's and Penelec's PLR obligations extend through December 31, 2010; during that period competitive transition charge (CTC) revenues would have been applied to their stranded costs. Met-Ed and Penelec would have been permitted to recover any remaining stranded costs through a continuation of the CTC after December 31, 2010 through no later than December 31, 2015. Any amounts not expected to be recovered by December 31, 2015 would have been written off at the time such nonrecovery became probable.

         Several parties had filed Petitions for Review in June and July 2001 with the Commonwealth Court of Pennsylvania regarding the June 2001 PPUC orders. On February 21, 2002, the Court affirmed the PPUC decision regarding the FirstEnergy/GPU merger, remanding the decision to the PPUC only with respect to the issue of merger savings. The Court reversed the PPUC's decision regarding the PLR obligations of Met-Ed and Penelec, and rejected those parts of the settlement that permitted the companies to defer for accounting purposes the difference between their wholesale power costs and the amount that they collect from retail customers. FirstEnergy and the PPUC each filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court on March 25, 2002, asking it to review the Commonwealth Court decision. Also on March 25, 2002, Citizens Power filed a motion seeking an appeal of the Commonwealth Court's decision to affirm the FirstEnergy and GPU merger with the Pennsylvania Supreme Court. In September 2002, FirstEnergy established reserves for Met-Ed's and Penelec's PLR deferred energy costs which aggregated $287.1 million. The reserves reflected the potential adverse impact of a pending Pennsylvania Supreme Court decision whether to review the Commonwealth Court ruling. FirstEnergy recorded an aggregate non-cash charge to income of $55.8 million ($32.6 million net of tax), or $0.11 per share of common stock, for the deferred costs incurred subsequent to the merger. The reserve for the remaining $231.3 million of deferred costs increased goodwill by an aggregate net of tax amount of $135.3 million.

         On January 17, 2003, the Pennsylvania Supreme Court denied further appeals of the February 21, 2002 Pennsylvania Commonwealth Court decision, which effectively affirmed the PPUC's order approving the merger between

FirstEnergy and GPU, let stand the Commonwealth Court's denial of PLR rate relief for Met-Ed and Penelec and remanded the merger savings issue back to the PPUC. Because FirstEnergy had already reserved for the deferred energy costs and FES has largely hedged the anticipated PLR energy supply requirements for Met-Ed and Penelec through 2005 as discussed further below, FirstEnergy, Met-Ed and Penelec believe that the disallowance of continued CTC recovery of PLR costs will not have a material adverse financial impact.

         Effective September 1, 2002, Met-Ed and Penelec assigned their PLR responsibility to their FES affiliate through a wholesale power sale agreement. The PLR sale, which initially ran through the end of 2002, was extended through December 2003 and will be automatically extended for each successive calendar year unless any party elects to cancel the agreement by November 1 of the preceding year. Under the terms of the wholesale agreement, FES assumes the supply obligation and the energy supply profit and loss risk for the portion of power supply requirements not self-supplied by Met-Ed and Penelec under their NUG contracts and other existing power contracts with nonaffiliated third party suppliers. This arrangement reduces Met-Ed's and Penelec's exposure to high wholesale power prices by providing power at or below the shopping credit for their uncommitted PLR energy costs during the term of the agreement with FES. FES has hedged most of Met-Ed's and Penelec's unfilled PLR obligation through 2005, the period during which deferred accounting was previously allowed under the PPUC's order. Met-Ed and Penelec are authorized to continue deferring differences between NUG contract rates and the rates reflected in their capped generation rates.

    FERC Rate Matters

         The Companies provide wholesale power and transmission service subject to the jurisdiction of the FERC.

         Following the FirstEnergy/GPU merger the transmission facilities of JCP&L, Met-Ed and Penelec continue to be operated by PJM. PJM was approved by the FERC as a regional transmission organization (RTO) on December 20, 2002. Transmission service over the facilities of FirstEnergy's PJM operating companies is provided under the PJM Open Access Tariff.

         On December 20, 2001, the FERC issued an order that reversed prior findings that the Alliance RTO had adequate scope and concluded that there should be only one RTO (the Midwest ISO) in the Midwest. The FERC directed the former Alliance companies, including ATSI, to file their new RTO choices with the FERC. On July 31, 2002, the FERC approved the RTO choices of the former Alliance companies, but directed the formation of a single market for the MISO and PJM by October 1, 2004. This single market would include all of the generation and transmission facilities of the FirstEnergy operating companies. FERC also initiated an investigation pursuant to Section 206 of the Federal Power Act concerning the existing "through and out" transmission rates between the MISO and PJM. Hearings on this proceeding concluded in January 2003, and an Initial Decision is expected from the Administrative Law Judge by March 28, 2003.

         ATSI proposes to transfer its transmission facilities in the East Central Area Reliability Agreement (ECAR) area to the MISO RTO as part of GridAmerica, LLC, an independent transmission company. On December 19, 2002, the FERC conditionally accepted GridAmerica's filing to become an independent transmission company within the MISO. GridAmerica will operate ATSI's transmission facilities and expects to begin operations in the second quarter of 2003 subject to approval of certain compliance filings with the FERC. The compliance filings were made by the GridAmerica companies (ATSI, Ameren Services Company and Northern Indiana Public Service Company) on January 31, 2003 and February 19, 2003.

         On July 31, 2002, the FERC initiated a rulemaking designed to standardize the terms and conditions under which wholesale electric service is provided in regions with independent transmission operators, including the MISO and PJM. FirstEnergy filed comments and reply comments on the proposed rule. Implementation of the proposed rule was expected to begin on July 31, 2003. However, the FERC has indicated that it will delay implementation of Standard Market Design in order to accommodate substantial changes in the proposed rule. A FERC "white paper" is expected to be issued in April 2003 outlining changes in the proposed rule.

    Regulatory Accounting

         All of the Companies' regulatory assets (deferred costs) are expected to continue to be recovered under provisions of the Ohio transition plan and the respective Pennsylvania and New Jersey regulatory plans. The application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71), has been discontinued with respect to the Companies' generation operations.

CAPITAL REQUIREMENTS

         Capital expenditures for the Companies, FES and FirstEnergy's other subsidiaries for the years 2002 through 2007, excluding nuclear fuel, are shown in the following table. Such costs include expenditures for the betterment of existing facilities and for the construction of generating capacity, facilities for environmental compliance, transmission lines, distribution lines, substations and other assets. See "Environmental Matters" below with regard to possible environmental-related expenditures not included in the forecast.

                                                   CAPITAL EXPENDITURES FORECAST
                               2002           --------------------------------------
                              ACTUAL           2003          2004-2007        TOTAL
                              ------          ------         ---------        ------
                                                          (IN MILLIONS)
OE                            $   81          $   86          $  182          $  268
Penn                              40              53              70             123
CEI                              137              96             216             312
TE                                91              54             115             169
JCP&L                            100             102             360             462
Met-Ed                            43              53             235             288
Penelec                           49              54             274             328
ATSI                              27              25             106             131
FES                              185             124             699             823
Other subsidiaries .             151              80              67             147
                              ------          ------          ------          ------
Total                         $  904          $  727          $2,324          $3,051

         During the 2003-2007 period, maturities of, and sinking fund requirements for, long-term debt and preferred stock of FirstEnergy and its subsidiaries are:

                                         PREFERRED STOCK AND LONG-TERM DEBT
                                                REDEMPTION SCHEDULE
                                    --------------------------------------------
                                     2003            2004-2007          TOTAL
                                    ------           ---------          ------
                                                    (IN MILLIONS)
OE..............................    $  210            $   207           $   417
Penn............................        42                 52                94
CEI.............................       146                704               850
TE..............................       116                245               361
JCP&L...........................       174                510               684
Met-Ed..........................        60                292               352
Penelec.........................        --                137               137
FirstEnergy.....................        --              1,695             1,695
Other subsidiaries..............       327                 40               367
                                    ------             ------            ------
Total...........................    $1,075             $3,882            $4,957


The Companies' and FES's respective investments for additional nuclear fuel, and nuclear fuel investment reductions as the fuel is consumed, during the 2003-2007 period are presented in the following table. The table also displays the Companies' operating lease commitments, net of capital trust cash receipts for the 2003-2007 period.

                                     NUCLEAR FUEL FORECASTS
               -----------------------------------------------------------------                     NET
                       NEW INVESTMENTS                      CONSUMPTION                  OPERATING LEASE COMMITMENTS
               -----------------------------       -----------------------------       ------------------------------
               2003      2004-2007     TOTAL        2003     2004-2007     TOTAL       2003       2004-2007     TOTAL
               -----     ---------     -----       -----     ---------     -----       -----      ---------     -----
                                                          (IN MILLIONS)
OE             $  23       $  32       $  55       $  24       $  27       $  51       $  74        $ 321       $ 395
Penn              19          23          42          17          17          34          --            1           1
CEI               15          38          53          28          31          59          (2)          70          68
TE                12          22          34          19          21          40          75          311         386
JCP&L             --          --          --          --          --          --           3            6           9
Met-Ed            --          --          --          --          --          --           3            5           8
FES               --         301         301          --         299         299          --           --          --
               -----       -----       -----       -----       -----       -----       -----        -----       -----
Total          $  69       $ 416       $ 485       $  88       $ 395       $ 483       $ 153        $ 714       $ 867


         Short-term borrowings outstanding as of December 31, 2002, consisted of $1.093 billion of bank borrowings (FirstEnergy-$910.0 million, OE-$22.6 million and FSG-$0.5 million) and $159.7 million of OES Capital, Incorporated commercial paper. OES Capital is a wholly owned subsidiary of OE whose borrowings are secured by customer accounts receivable. OES Capital can borrow up to $170 million under a receivables financing agreement at rates based on certain bank commercial paper. FirstEnergy had $177 million available under $1.5 billion of revolving lines of credit as of December 31, 2002. FirstEnergy may borrow under its facility and could transfer any of its borrowings to affiliated companies. OE and MYR had $19 million and $46 million, respectively, of unused bank facilities as of December 31, 2002. An additional source of ongoing cash for FirstEnergy, as a holding company, is cash dividends from its subsidiaries. In 2002, the holding company received $447 million of cash dividends on common stock from its subsidiaries.

         Based on their present plans, the Companies could provide for their cash requirements in 2003 from the following sources: funds to be received from operations; available cash and temporary cash investments as of December 31, 2002 (Company's nonutility subsidiaries-$93 million, OE-$20 million, Penn-$1 million, CEI-$30 million, TE-$21 million, JCP&L-$5 million, Met-Ed-$16 million and Penelec-$10 million); the issuance of long-term debt (for refunding purposes); and funds available under revolving credit arrangements.

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

         The coverage requirements contained in the first mortgage indentures under which the Companies issue first mortgage bonds provide that, except for certain refunding purposes, the Companies may not issue first mortgage bonds unless applicable net earnings (before income taxes), calculated as provided in the indentures, for any period of twelve consecutive months within the fifteen calendar months preceding the month in which such additional bonds are issued, are at least twice annual interest requirements on outstanding first mortgage bonds, including those being issued. Under OE's first mortgage indenture, the availability of property additions is more restrictive than the earnings test at the present time and would limit the amount of first mortgage bonds issuable against property additions to $172 million. OE is currently able to issue $1.195 billion principal amount of first mortgage bonds against previously retired bonds without the need to meet the above restrictions. Under Penn's first mortgage indenture, other requirements also apply and are more restrictive than the earnings test at the present time. Penn is currently able to issue $323 million principal amount of first mortgage bonds, with up to $150 million of such amount issuable against property additions; the remainder could be issued against previously retired bonds. CEI and TE can issue $379 million and $144 million principal amount of first mortgage bonds against a combination of previously retired bonds and property additions, respectively. TE cannot currently issue first mortgage bonds. JCP&L, Met-Ed and Penelec are able to issue $393 million, $74 million and $7 million principal amount, respectively, of first mortgage bonds against previously retired bonds.

         OE's, Penn's, TE's and JCP&L's respective articles of incorporation prohibit the sale of preferred stock unless applicable gross income, calculated as provided in the articles of incorporation, is equal to at least 1-1/2 times the aggregate of the annual interest requirements on indebtedness and annual dividend requirements on preferred stock outstanding immediately thereafter. Based upon earnings for 2002, an assumed dividend rate of 9%, and no additional indebtedness, OE, Penn and JCP&L would be permitted, under the earnings coverage test contained in their respective charters, to issue at least $2.8 billion, $251 million and $1.2 billion of preferred stock, respectively; TE cannot currently issue preferred stock. There are no restrictions on the ability of CEI, Met-Ed and Penelec to issue preferred stock.

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

    Met-Ed Capital Trust and Penelec Capital Trust

         In 1999, Met-Ed Capital Trust, a wholly owned subsidiary of Met-Ed, issued $100 million of trust preferred securities (Met-Ed Trust Preferred Securities) at 7.35%, due 2039. The sole assets of Met-Ed Capital Trust are the 7.35% Cumulative Preferred Securities of Met-Ed Capital II, L.P. (Met-Ed Partnership Preferred Securities) and its only revenues are the quarterly cash distributions it receives on the Met-Ed Partnership Preferred Securities. Each Met-Ed Trust Preferred Security represents a Met-Ed Partnership Preferred Security. Met-Ed Capital II, L.P. is a wholly-owned subsidiary of Met-Ed and the sponsor of Met-Ed Capital Trust. The sole assets of Met-Ed Capital II, L.P. are Met-Ed's 7.35% Subordinated Debentures, Series A, due 2039, which have an aggregate principal amount of $103.1 million. Distributions were made on the Trust Preferred Securities during 2002 in the aggregate amount of $7,350,000. Expenses of Met-Ed Trust for 2002 were approximately $13,000, all of which were paid by Met-Ed Preferred Capital II, Inc., the general partner of Met-Ed Capital II, L.P. The Trust Preferred Securities are issued in book-entry form only so that there is only one holder of record. Met-Ed has fully and unconditionally guaranteed the Met-Ed Partnership Preferred Securities, and, therefore, the Met-Ed Trust Preferred Securities.

         In 1999, Penelec Capital Trust, a wholly owned subsidiary of Penelec, issued $100 million of trust preferred securities (Penelec Trust Preferred Securities) at 7.34%, due 2039. The sole assets of Penelec Capital Trust are the 7.34% Cumulative Preferred Securities of Penelec Capital II, L.P. (Penelec Partnership Preferred Securities) and its only revenues are the quarterly cash distributions it receives on the Penelec Partnership Preferred Securities. Each Penelec Trust Preferred Security represents a Penelec Partnership Preferred Security. Penelec Capital II, L.P. is a wholly-owned subsidiary of Penelec and the sponsor of Penelec Capital Trust. The sole assets of Penelec Capital II, L.P. are Penelec's 7.34% Subordinated Debentures, Series A, due 2039, which have an aggregate principal amount of $103.1 million. Distributions were made on the Trust Preferred Securities during 2002 in the aggregate amount of $7,340,000. Expenses of Penelec Trust for 2002 were approximately $13,000, all of which were paid by Penelec Preferred Capital II, Inc., the general partner of Penelec Capital II, L.P. The Trust Preferred Securities are issued in book-entry form only so that there is only one holder of record. Penelec has fully and unconditionally guaranteed the Penelec Partnership Preferred Securities, and, therefore, the Penelec Trust Preferred Securities.

NUCLEAR REGULATION

         The construction, operation and decommissioning of nuclear generating units are subject to the regulatory jurisdiction of the Nuclear Regulatory Commission (NRC) including the issuance by it of construction permits, operating licenses, and possession only licenses for decommissioning reactors. The NRC's procedures with respect to the amendment of nuclear reactor operating licenses afford opportunities for interested parties to request adjudicatory hearings on health, safety and environmental issues subject to meeting NRC "standing" requirements. The NRC may require substantial changes in operation or the installation of additional equipment to meet safety or environmental standards, subject to the backfit rule requiring the NRC to justify such new requirements as necessary for the overall protection of public health and safety. The possibility also exists for modification, denial or revocation of licenses. As a result of the merger with GPU, FirstEnergy now owns the Three Mile Island Unit 2 (TMI-2) and the Saxton Nuclear Experimental Facility. Both facilities are in various stages of decommissioning. TMI-2 is in a post-defueling monitored storage condition, with decommissioning planned in 2014. Saxton is in the final stages of decommissioning, with license termination scheduled for the end of 2003 and final site restoration scheduled for the first quarter of 2003. Beaver Valley Unit 1 was placed in commercial operation in 1976, and its operating license expires in 2016. Davis-Besse was placed in commercial operation in 1977, and its operating license expires in 2017. Perry Unit 1 and Beaver Valley Unit 2 were placed in commercial operation in 1987, and their operating licenses expire in 2026 and 2027, respectively.

         Davis-Besse, which is operated by FENOC, began its scheduled refueling outage on February 16, 2002. The plant was originally scheduled to return to service by the end of March 2002. During the refueling outage, visual and ultrasonic testings were conducted on all 69 of the Control Rod Drive Mechanism penetration nozzles. This testing was performed to check for the kind of circular or circumferential cracking in these nozzles that had been found at some other plants similar in design and vintage to Davis-Besse. Based on the inspection and test results, five nozzles were scheduled for repair during the refueling outage.

         As repair work began on one of the nozzles, FENOC found corrosion in the reactor vessel head near some of the penetration holes, created by boric acid deposits from leaks in the nozzles. As a result, the NRC issued a confirmatory action letter stating that restart of the plant would be subject to prior NRC approval, and it established an Inspection Manual Chapter 0350 Oversight Panel to ensure close NRC oversight of Davis-Besse's corrective actions.

         In response to the reactor vessel head degradation, FENOC initiated a number of root cause analyses and other assessments, and established a Return to Service Plan to correct the causes and ensure a safe and reliable return to service. The Return to Service Plan includes actions to: replace the reactor vessel head, inspect and correct other components in the containment that may have been affected by boric acid, review important systems and programs to ensure their readiness for restart, and improve management and human performance. FENOC has completed many of the actions under the Return to Service Plan and is currently implementing corrective actions and performing tests to ensure the readiness of the plant to restart.

         FENOC anticipates that Davis-Besse will be ready for restart in the first half of the summer of 2003. However, the NRC must authorize restart of the plant following its formal inspection process before the unit can be returned to service. In 2002, FENOC spent approximately $115 million in additional nuclear-related operation and maintenance costs, approximately $120 million in replacement power costs and approximately $63 million in capital expenditures related to the reactor head and restart. For 2003, FENOC expects to spend approximately $50 million in additional nuclear-related operation and maintenance costs and approximately $12-18 million in replacement power costs per month. These costs could increase if the length of the outage increases.

         The NRC has promulgated and continues to promulgate orders and regulations related to the safe operation of nuclear power plants and standards for decommissioning clean-up and final license termination. The Companies cannot predict what additional orders and regulations (including post-September 11, 2001 security enhancements) may be promulgated, design changes required or the effect that any such regulations or design changes or additional clean-up standards for final site release, or the consideration thereof, may have upon their nuclear plants. Although the Companies have no reason to anticipate an accident at any of their nuclear plants, if such an accident did happen, it could have a material but currently undeterminable adverse effect on FirstEnergy's consolidated financial position. In addition, such an accident at any operating nuclear plant, whether or not owned by the Companies, could result in regulations or requirements that could affect the operation, licensing, or decommissioning of plants that the Companies do own with a consequent but currently undeterminable adverse impact, and could affect the Companies' abilities to raise funds in the capital markets.

NUCLEAR INSURANCE

         The Price-Anderson Act limits the public liability which can be assessed with respect to a nuclear power plant to $9.5 billion (assuming 105 units licensed to operate) for a single nuclear incident, which amount is covered by: (i) private insurance amounting to $300 million; and (ii) $9.2 billion provided by an industry retrospective rating plan required by the NRC pursuant thereto. Under such retrospective rating plan, in the event of a nuclear incident at any unit in the United States resulting in losses in excess of private insurance, up to $88.1 million (but not more than $10 million per unit per year in the event of more than one incident) must be contributed for each nuclear unit licensed to operate in the country by the licensees thereof to cover liabilities arising out of the incident. Based on their present nuclear ownership and leasehold interests, the Companies' maximum potential assessment under these provisions would be $352.4 million (OE-$94.2 million, Penn-$74.0 million, CEI-$106.3 million and TE-$77.9 million) per incident but not more than $40.0 million (OE-$10.7 million, Penn-$8.4 million, CEI-$12.1 million and TE-$8.8 million) in any one year for each incident.

         In addition to the public liability insurance provided pursuant to the Price-Anderson Act, the Companies have also obtained insurance coverage in limited amounts for economic loss and property damage arising out of nuclear incidents. The Companies are members of Nuclear Electric Insurance Limited
(NEIL) which provides coverage (NEIL I) for the extra expense of replacement power incurred due to prolonged accidental outages of nuclear units. Under NEIL I, the Companies have policies, renewable yearly, corresponding to their respective nuclear interests, which provide an aggregate indemnity of up to approximately $1.182 billion (OE-$315 million, Penn-$222 million, CEI-$382 million and TE-$263 million) for replacement power costs incurred during an outage after an initial 12-week waiting period. Members of NEIL I pay annual premiums and are subject to assessments if losses exceed the accumulated funds available to the insurer. The Companies' present maximum aggregate assessment for incidents at any covered nuclear facility occurring during a policy year would be approximately $11.1 million (OE-$3.1 million, Penn-$2.2 million, CEI-$3.4 million and TE-$2.4 million).

         The Companies are insured as to their respective nuclear interests under property damage insurance provided by NEIL to the operating company for each plant. Under these arrangements, $2.75 billion of coverage for decontamination costs, decommissioning costs, debris removal and repair and/or replacement of property is provided. The Companies pay annual premiums for this coverage and are liable for retrospective assessments of up to approximately $57.3 million (OE-$15.5 million, Penn-$10.9 million, CEI-$17.9 million, TE-$12.2 million, JCP&L-$0.2 million, Met-Ed-$0.4 million and Penelec-$0.2 million) during a policy year.

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

ENVIRONMENTAL MATTERS

         Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. FirstEnergy estimates additional capital expenditures for environmental compliance of approximately $159 million, which is included in the construction forecast provided under "Capital Requirements" for 2003 through 2007.

    Air Regulation

         Under the provisions of the Clean Air Act of 1970, the States of Ohio and New Jersey and the Commonwealth of Pennsylvania have adopted ambient air quality standards, and related emission limits, including limits for sulfur dioxide (SO(2)) and particulates. In addition, the U.S. Environmental Protection Agency (EPA) promulgated an SO(2) regulatory plan for Ohio which became effective for OE's, CEI's and TE's plants in 1977. Generating plants to be constructed in the future and some future modifications of existing facilities will be covered not only by the applicable state standards but also by EPA emission performance standards for new sources. In Ohio, New Jersey and Pennsylvania the construction or certain modifications of emission sources requires approval from appropriate environmental authorities, and the facilities involved may not be operated unless a permit or variance to do so has been issued by those same authorities.

         The Companies are required to meet federally approved SO(2) regulations. Violations of such regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $31,500 for each day the unit is in violation. The EPA has an interim enforcement policy for SO(2) regulations in Ohio that allows for compliance based on a 30-day averaging period. The Companies cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

         The Companies believe they are in compliance with the current SO(2) and nitrogen oxide (NO(x)) reduction requirements under the Clean Air Act Amendments of 1990. SO(2) reductions are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or using emission allowances. NO(x) reductions are being achieved through combustion controls and the generation of more electricity at lower-emitting plants. In September 1998, the EPA finalized regulations requiring additional NO(x) reductions from the Companies' Ohio, New Jersey and Pennsylvania facilities. The EPA's NO(x) Transport Rule imposes uniform reductions of NOx emissions (an approximate 85% reduction in utility plant NO(x) emissions from projected 2007 emissions) across a region of nineteen states and the District of Columbia, including New Jersey, Ohio and Pennsylvania, based on a conclusion that such NO(x) emissions are contributing significantly to ozone pollution in the eastern United States. State Implementation Plans (SIP) must comply by May 31, 2004 with individual state NOx budgets established by the EPA. Pennsylvania submitted a SIP that requires compliance with the NOx budgets at the Companies' Pennsylvania facilities by May 1, 2003 and Ohio submitted a SIP that requires compliance with the NO(x) budgets at the Companies' Ohio facilities by May 31, 2004. The Companies continue to evaluate their compliance plans and other compliance options.

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

         In 1999 and 2000, the EPA issued Notices of Violation (NOV) or a Compliance Order to nine utilities covering 44 power plants, including the W. H. Sammis Plant. In addition, the U.S. Department of Justice filed eight civil complaints against various investor-owned utilities, which included a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio, for which hearings began on February 3, 2003. The NOV and complaint allege violations of the Clean Air Act based on operation and maintenance of the Sammis Plant dating back to 1984. The complaint requests permanent injunctive relief to require the installation of "best available control technology" and civil penalties of up to $27,500 per day of violation. Although unable to predict the outcome of these proceedings, FirstEnergy believes the Sammis Plant is in full compliance with the Clean Air Act and the NOV and complaint are without merit. Penalties could be imposed if the Sammis Plant continues to operate without correcting the alleged violations and a court determines that the allegations are valid. The Sammis Plant continues to operate while these proceedings are pending.

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

         The Companies have been named as "potentially responsible parties"
(PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all PRPs for a particular site be held liable on a joint and several basis. Therefore, potential environmental liabilities have been recognized on the Consolidated Balance Sheet as of December 31, 2002, based on estimates of the total costs of cleanup, the Companies' proportionate responsibility for such costs and the financial ability of other nonaffiliated entities to pay. In addition, JCP&L has accrued liabilities for environmental remediation of former manufactured gas plants in New Jersey; those costs are being recovered by JCP&L through its SBC. The Companies have total accrued liabilities aggregating approximately $54.3 million as of December 31, 2002.

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

         The effects of compliance on the Companies with regard to environmental matters could have a material adverse effect on FirstEnergy's earnings and competitive position. These environmental regulations affect FirstEnergy's earnings and competitive position to the extent it competes with companies that are not subject to such regulations and therefore do not bear the risk of costs associated with compliance, or failure to comply, with such regulations. FirstEnergy believes it is in material compliance with existing regulations but is unable to predict whether environmental regulations will change and what, if any, the effects of such change would be.

FUEL SUPPLY

         The Companies' sources of generation during 2002 were:

                           FOSSIL      NUCLEAR
                           ------      -------
OE....................      74.5%       25.5%
Penn..................      34.6%       65.4%
CEI...................      67.3%       32.7%
TE....................      61.8%       38.2%
Total FirstEnergy.....      65.6%       34.4%

         Generation from JCP&L's and Met-Ed's hydro and combustion turbine generation facilities was minimal in 2002.

         FirstEnergy currently has long-term coal contracts to provide approximately 12,400,000 tons for the year 2003. The contracts are shared among the Companies based on various economic considerations. This contract coal is produced primarily from mines located in Pennsylvania, Kentucky and West Virginia. The contracts expire at various times through December 31, 2019.

         The Companies estimate their 2003 coal requirements to be approximately 18,860,000 tons (OE - 7,250,000, Penn - 6,000,000, CEI - 4,170,000, and TE -
1,440,000) to be met from the long-term contracts discussed above and spot market purchases. See "Environmental Matters" for factors pertaining to meeting environmental regulations affecting coal-fired generating units.

         FirstEnergy has contracts for uranium material and conversion services through 2006. The enrichment services are contracted for the majority of the enrichment requirements for nuclear fuel through 2006. Fabrication services for fuel assemblies are contracted for the next four reloads for Beaver Valley Unit 1, the next three reloads for Beaver Valley Unit 2 (through approximately 2007 and 2006, respectively), the next two reloads for Davis-Besse (through approximately 2007) and through the operating license period for Perry (through approximately 2026). In addition to the existing commitments, FirstEnergy intends to make additional arrangements for the supply of uranium and for the subsequent conversion, enrichment, fabrication, and waste disposal services.

         On-site spent fuel storage facilities are expected to be adequate for Perry through 2011; facilities at Beaver Valley Units 1 and 2 are expected to be adequate through 2018 and 2009, respectively. With the plant modifications completed in 2002, Davis-Besse has adequate storage through the remainder of its operating license period. After current on-site storage capacity is exhausted, additional storage capacity will have to be obtained either through plant modifications, interim off-site disposal, or permanent waste disposal facilities. The Federal Nuclear Waste Policy Act of 1982 provides for the construction of facilities for the permanent disposal of high-level nuclear wastes, including spent fuel from nuclear power plants operated by electric utilities; however, the selection of a suitable site is embroiled in the political process. FirstEnergy has contracts with the U.S. Department of Energy
(DOE) for the disposal of spent fuel for Beaver Valley, Davis-Besse and Perry. On February 15, 2002, President Bush approved the DOE's recommendation of Yucca Mountain for underground disposal of spent nuclear fuel from nuclear power plants and high level waste from U.S. defense programs. The recommendation by President Bush enables the process to proceed to the licensing phase. Based on the DOE schedule published in the July 1999 Draft Environmental Impact Statement, the Yucca Mountain Repository is currently projected to start receiving spent fuel in 2010. FirstEnergy intends to make additional arrangements for storage capacity as a contingency for further delays with the DOE acceptance of spent fuel for disposal past 2010.

SYSTEM CAPACITY AND RESERVES

         The 2002 net maximum hourly demand for each of the Companies was:
OE-6,757 MW (including an additional 387 MW of firm power sales under a contract which extends through 2005) on August 1, 2002; Penn-969 MW (including an additional 63 MW of firm power sales under a contract which extends through
2005) on July 29, 2002; CEI-4,561 MW on August 1, 2002; TE-2,104 MW on July 3,
2002; JCP&L-5,802 MW on August 2, 2002; Met-Ed-2,616 MW on August 14, 2002; and
Penelec-2,693 MW on July 29, 2002. JCP&L's load was auctioned off in the New Jersey BGS Auction, transferring the full 5,100 MW load obligation to other parties for the period August 1, 2002 to July 31, 2003. FES participated in the auction and won a segment of that load.

         Based on existing capacity plans, ongoing arrangements for firm purchase contracts, and anticipated term power sales and purchases, FirstEnergy has sufficient supply resources to meet load obligations. The current FirstEnergy capacity portfolio contains 13,387 MW of owned generation and approximately 1,600 MW of long-term purchases from non-utility generators.

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

         Following the FirstEnergy/GPU merger the transmission facilities of JCP&L, Met-Ed and Penelec continue to be operated by PJM. PJM is the organization responsible for the operation and control of the bulk electric power system throughout major portions of five Mid-Atlantic states and the District of Columbia. PJM is dedicated to meeting the reliability criteria and standards of the North American Electric Reliability Council and the Mid-Atlantic Area Council.

COMPETITION

         The Companies traditionally competed with other utilities for intersystem bulk power sales and for sales to municipalities and cooperatives. The Companies compete with suppliers of natural gas and other forms of energy in connection with their industrial and commercial sales and in the home climate control market, both with respect to new customers and conversions, and with all other suppliers of electricity. To date, there has been no substantial cogeneration by the Companies' customers.

         As a result of the actions taken by state legislative bodies over the last few years, major changes in the electric utility business are occurring in parts of the United States, including Ohio, New Jersey and Pennsylvania where

FirstEnergy's utility subsidiaries operate. These changes have resulted in fundamental alterations in the way traditional integrated utilities and holding company systems, like FirstEnergy, conduct their business. In accordance with the Ohio electric utility restructuring law under which Ohio electric customers could begin choosing their electric generation suppliers starting in January 2001, FirstEnergy has further aligned its business units to accommodate its retail strategy and participate in the competitive electricity marketplace in Ohio. The organizational changes deal with the unbundling of electric utility services and new ways of conducting business.

         Sales of electricity in deregulated markets are diversifying FirstEnergy's revenue sources through its competitive subsidiaries in areas outside of the Companies' franchise areas. This strategy has positioned FirstEnergy to compete in the northeast quadrant of the United States - the region targeted by FirstEnergy for growth. FirstEnergy's competitive subsidiaries are actively participating in deregulated energy markets in Ohio, Pennsylvania, New Jersey, Delaware, Maryland and Michigan. Currently, FES is providing electric generation service to customers within those states. As additional states within the northeast region of the United States become deregulated, FES is preparing to enter these markets.

         Competition in Ohio's electric generation began on January 1, 2001. FirstEnergy moved the operation of the generation portion of its business to its competitive business unit as reflected in its approved Ohio transition plan. The Companies continue to provide generation services to regulated franchise customers who have not chosen an alternative, competitive generation supplier, except in New Jersey where JCP&L's obligation to provide BGS has been removed through a transitional mechanism of auctioning the obligation (see "NJBPU Rate Matters"). In September 2002, Met-Ed and Penelec assigned their PLR responsibility to FES through a wholesale power sale agreement. Under the agreement terms, FES assumes the supply obligation and the energy supply profit and loss risk for the portion of power supply requirements not self-supplied by Met-Ed and Penelec. The agreement is automatically extended on an annual basis unless any party elects to cancel the agreement by November 1 of the preceding year (see "PPUC Rate Matters" for further discussion). The Ohio Companies and Penn obtain their generation through power supply agreements with FES. In addition to electric generation, FES is also competing in deregulated natural gas markets as well as offering other energy-related products and services.

RESEARCH AND DEVELOPMENT

            The Companies participate in funding the Electric Power Research Institute (EPRI), which was formed for the purpose of expanding electric research and development under the voluntary sponsorship of the nation's electric utility industry - public, private and cooperative. Its goal is to mutually benefit utilities and their customers by promoting the development of new and improved technologies to help the utility industry meet present and future electric energy needs in environmentally and economically acceptable ways. EPRI conducts research on all aspects of electric power production and use, including fuels, generation, delivery, energy management and conservation, environmental effects and energy analysis. The major portion of EPRI research and development projects is directed toward practical solutions and their applications to problems currently facing the electric utility industry. In 2002, approximately 69% of the Companies' research and development expenditures were related to EPRI.

EXECUTIVE OFFICERS

            The executive officers are elected at the annual organization meeting of the Board of Directors, held immediately after the annual meeting of stockholders, and hold office until the next such organization meeting, unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.

                                                       POSITION HELD DURING
      NAME            AGE                                PAST FIVE YEARS                                     DATES
-----------------     ---     --------------------------------------------------------------------   --------------------
H. P. Burg            56      Chairman of the Board and Chief Executive Officer                          2002-present
                              Vice Chairman of the Board and Chief Executive Officer                     2001-2002
                              Chairman of the Board and Chief Executive Officer                          2000-2001
                              President and Chief Executive Officer                                      1999-2000
                              President and Chief Operating Officer                                      1998-1999
                              President and Chief Financial Officer                                      *-1998

A. J. Alexander       51      President and Chief Operating Officer                                      2001-present
                              President                                                                  2000-2001
                              Executive Vice President and General Counsel                               *-2000

A. R. Garfield        64      President - FirstEnergy Solutions                                          2001-present
                              Senior Vice President - Supply and Sales                                   2000-2001
                              Vice President - Business Development                                      *-2000

R. F. Saunders        59      President and Chief Nuclear Officer - FENOC                                2000-present
                              Vice President, Nuclear Site Operations - Pennsylvania Power & Light       1998-2000
                              Vice President, Nuclear Engineering - Virginia Power Company               *-1998

E. T. Carey           60      Senior Vice President                                                      2001-present
                              Vice President - Distribution                                              *-2001

K. J. Keough          43      Senior Vice President                                                      2001-present
                              Vice President - Business Planning & Ventures                              1999-2001
                              Partner - McKinsey & Company                                               *-1999

R. H. Marsh           52      Senior Vice President and Chief Financial Officer                          2001-present
                              Vice President and Chief Financial Officer                                 1998-2001
                              Vice President - Finance                                                   *-1998

C. B. Snyder          57      Senior Vice President                                                      2001-present
                              Executive Vice President - Corporate Affairs - GPU                         1998-2001
                              Senior Vice President - Corporate Affairs - GPU                            *-1998

L. L. Vespoli         43      Senior Vice President and General Counsel                                  2001-present
                              Vice President and General Counsel                                         2000-2001
                              Associate General Counsel                                                  *-2000

H. L. Wagner          50      Vice President, Controller and Chief Accounting Officer                    2001-present
                              Controller                                                                 *-2001

Mrs. Vespoli and Messrs. Burg, Carey, Marsh and Wagner are the executive officers, as noted above, of OE, Penn, CEI, TE, Met-Ed and Penelec. Mrs. Vespoli and Messrs. Carey, Marsh and Wagner are the executive officers of JCP&L.

*     Indicates position held at least since January 1, 1998.

FIRSTENERGY WEBSITE

Each of the registrant's annual report on Form 10-K, quarterly reports on Form 10-K, current reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also made available free of charge on or through FirstEnergy's internet website at www.firstenergycorp.com. These reports are posted on the website as soon as reasonably practicable after they are electronically filed with the SEC.

            As of January 1, 2003, FirstEnergy's nonutility subsidiaries and the Companies had a total of 17,560 employees located in the United States as follows: FirstEnergy - 1,744, OE - 1,368, CEI - 974, TE - 508, Penn - 201, JCP&L
- 39, Met-Ed - 61, ATSI - 29, FES - 2,072, FENOC - 2,850, FSG - 3,317, MARBEL -
32 and GPUS - 4,365 (primarily employees supporting JCP&L, Met-Ed and Penelec).

ITEM 6.     SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The information required for items 6 through 8 is incorporated herein by reference to Selected Financial Data, Management's Discussion and Analysis of Results of Operations and Financial Condition and Financial Statements included on the pages shown in the following table in FirstEnergy's 2002 Annual Report to Stockholders, as revised (Exhibit 13 below).

                                          ITEM 6      ITEM 7      ITEM 8
                                          ------      ------      ------
             FirstEnergy..............       4         5-31        32-74
             OE.......................       1         2-14        15-36
             CEI......................       1         2-15        16-40
             TE.......................       1         2-15        16-40

ITEM 14. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            The applicable registrant's chief executive officer and chief financial officer have reviewed and evaluated the registrant's disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c), as of a date within 90 days prior to the filing date of this report (Evaluation Date). Based on that evaluation those officers have concluded that the registrant's disclosure controls and procedures are effective and were designed to bring to their attention, during the period in which this annual report was being prepared, material information relating to the registrant and its consolidated subsidiaries by others within those entities.

(B) CHANGES IN INTERNAL CONTROLS

            Effective June 1, 2003, the registrants implemented a new Enterprise Resource Planning (ERP) system. While the associated business process changes transform the internal control structure, management believes adequate controls have been properly integrated into the reengineered ERP-enabled processes and that internal controls will be enhanced.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

            Included in Part II of this report and incorporated herein by reference to FirstEnergy's 2002 Annual Report to Stockholders, as revised (Exhibit 13 below), at the pages indicated.

                                                                                         FIRST-
                                                                                         ENERGY      OE      CEI      TE
                                                                                         ------      --      ---      --
Report of Independent Auditors.........................................................       2      37       37      40
Report of Independent Accountants......................................................       3      38       --      --
Statements of Income - Three Years Ended December 31, 2002.............................      32      15       16      16
Balance Sheets - December 31, 2002 and 2001............................................      33      16       17      17
Statements of Capitalization - December 31, 2002 and 2001..............................   34-37    17-18    18-19   18-19
Statements of Common Stockholders' Equity - Three Years Ended December 31, 2002........      38      19       20      20
Statements of Preferred Stock - Three Years Ended December 31, 2002....................      39      19       20      20
Statements of Cash Flows - Three Years Ended December 31, 2002.........................      40      20       21      21
Statements of Taxes - Three Years Ended December 31, 2002..............................      41      21       22      22
Notes to Financial Statements..........................................................   42-75    22-36    23-36   23-39

3. EXHIBITS - FIRSTENERGY

EXHIBIT
NUMBER
-------

      3-1         -     Articles of Incorporation constituting FirstEnergy
                        Corp.'s Articles of Incorporation, dated September 17,
                        1996. (September 17, 1996 Form 8-K, Exhibit C)

      3-1(a)      -     Amended Articles of Incorporation of FirstEnergy Corp.
                        (Registration No. 333-21011, Exhibit (3)-1)

      3-2         -     Regulations of FirstEnergy Corp. (September 17, 1996
                        Form 8-K, Exhibit D)

      3-2(a)      -     FirstEnergy Corp. Amended Code of Regulations.
                        (Registration No. 333-21011, Exhibit (3)-2)

      4-1         -     Rights Agreement (December 1, 1997 Form 8-K, Exhibit
                        4.1)

      4-2         -     FirstEnergy Corp. to The Bank of New York, Supplemental
                        Indenture, dated November 7, 2001. (2001 Form 10-K,
                        Exhibit 4-2)

      10-1        -     FirstEnergy Corp. Executive and Director Incentive
                        Compensation Plan, revised November 15, 1999. (1999 Form
                        10-K, Exhibit 10-1)

      10-2        -     Amended FirstEnergy Corp. Deferred Compensation Plan for
                        Directors, revised November 15, 1999. (1999 Form 10-K,
                        Exhibit 10-2)

      10-3        -     Employment, severance and change of control agreement
                        between FirstEnergy Corp. and executive officers. (1999
                        Form 10-K, Exhibit 10-3)

      10-4        -     FirstEnergy Corp. Supplemental Executive Retirement
                        Plan, amended January 1, 1999. (1999 Form 10-K, Exhibit
                        10-4)

      10-5        -     FirstEnergy Corp. Executive Incentive Compensation Plan.
                        (1999 Form 10-K, Exhibit 10-5)

      10-6        -     Restricted stock agreement between FirstEnergy Corp. and
                        A. J. Alexander. (1999 Form 10-K, Exhibit 10-6)

      10-7        -     FirstEnergy Corp. Executive and Director Incentive
                        Compensation Plan. (1998 Form 10-K, Exhibit 10-1)

      10-8        -     Amended FirstEnergy Corp. Deferred Compensation Plan for
                        Directors, amended February 15, 1999. (1998 Form 10-K,
                        Exhibit 10-2)

      10-9        -     Restricted stock agreement between FirstEnergy Corp. and
                        A. J. Alexander. (2000 Form 10-K, Exhibit 10-9)

      10-10       -     Restricted stock agreement between FirstEnergy Corp. and
                        H. P. Burg. (2000 Form 10-K, Exhibit 10-10)

      10-11       -     Stock option agreement between FirstEnergy Corp. and
                        officers dated November 22, 2000. (2000 Form 10-K,
                        Exhibit 10-11)

      10-12       -     Stock option agreement between FirstEnergy Corp. and
                        officers dated March 1, 2000. (2000 Form 10-K, Exhibit
                        10-12)

      10-13       -     Stock option agreement between FirstEnergy Corp. and
                        director dated January 1, 2000. (2000 Form 10-K, Exhibit
                        10-13)

      10-14       -     Stock option agreement between FirstEnergy Corp. and two
                        directors dated January 1, 2001. (2000 Form 10-K,
                        Exhibit 10-14)

      10-15       -     Executive and Director Incentive Compensation Plan dated
                        May 15, 2001. (2001 Form 10-K, Exhibit 10-15)

      10-16       -     Amended FirstEnergy Corp. Deferred Compensation Plan for
                        Directors, revised September 18, 2000. (2001 Form 10-K,
                        Exhibit 10-16)

      10-17       -     Stock Option Agreements between FirstEnergy Corp. and
                        Officers dated May 16, 2001. (2001 Form 10-K, Exhibit
                        10-17)

      10-18       -     Restricted Stock Agreements between FirstEnergy Corp.
                        and Officers dated February 20, 2002. (2001 Form 10-K,
                        Exhibit 10-18)

      10-19       -     Stock Option Agreements between FirstEnergy Corp. and
                        One Director dated January 1, 2002. (2001 Form 10-K,
                        Exhibit 10-19)

      10-20       -     FirstEnergy Corp. Executive Deferred Compensation Plan.
                        (2001 Form 10-K, Exhibit 10-20)

      10-21       -     Executive Incentive Compensation Plan-Tier 2. (2001 Form
                        10-K, Exhibit 20-21)

      10-22       -     Executive Incentive Compensation Plan-Tier 3. (2001 Form
                        10-K, Exhibit 20-22)

      10-23       -     Executive Incentive Compensation Plan-Tier 4. (2001 Form
                        10-K, Exhibit 10-23)

      10-24       -     Executive Incentive Compensation Plan-Tier 5. (2001 Form
                        10-K, Exhibit 10-24)

      10-25       -     Amendment to GPU, Inc. 1990 Stock Plan for Employees of
                        GPU, Inc. and Subsidiaries, effective April 5, 2001.
                        (2001 Form 10-K, Exhibit 10-25)

      10-26       -     Form of Amendment, effective November 7, 2001, to GPU,
                        Inc. 1990 Stock Plan for Employees of GPU, Inc. and
                        Subsidiaries, Deferred Remuneration Plan for Outside
                        Directors of GPU, Inc., and Retirement Plan for Outside
                        Directors of GPU, Inc. (2001 Form 10-K, Exhibit 10-26)

      10-27       -     GPU, Inc. Stock Option and Restricted Stock Plan for MYR
                        Group, Inc. Employees. (2001 Form 10-K, Exhibit 10-27)

      10-28             Executive and Director Stock Option Agreement dated June
                        11, 2002.

      10-29             Director Stock Option Agreement.

      10-30 Executive and Director Executive Incentive Compensation Plan, Amendment dated May 21, 2002.

      10-31             Directors Deferred Compensation Plan, Revised Nov. 19,
                        2002.

      10-32             Executive Incentive Compensation Plan 2002.

      10-33       -     GPU, Inc. 1990 Stock Plan for Employees of GPU, Inc. and
                        Subsidiaries as amended and restated to reflect amendments through June 3, 1999. (1999 Form 10-K,
                        Exhibit 10-V, File No. 1-6047, GPU, Inc.)

      10-34       -     Form of 1998 Stock Option Agreement under the GPU, Inc.
                        1990 Stock Plan for Employees of GPU, Inc. and
                        Subsidiaries. (1997 Form 10-K, Exhibit 10-Q, File No.
                        1-6047, GPU, Inc.)

      10-35       -     Form of 1999 Stock Option Agreement under the GPU, Inc.
                        1990 Stock Plan for Employees of GPU, Inc. and
                        Subsidiaries. (1999 Form 10-K, Exhibit 10-W, File No.
                        1-6047, GPU, Inc.)

      10-36       -     Form of 2000 Stock Option Agreement under the GPU, Inc.
                        1990 Stock Plan for Employees of GPU, Inc. and
                        Subsidiaries. (2000 Form 10-K, Exhibit 10-W, File No.
                        1-6047, GPU, Inc.)

      10-37       -     Deferred Remuneration Plan for Outside Directors of GPU,
                        Inc. as amended and restated effective August 8, 2000.
                        (2000 Form 10-K, Exhibit 10-O, File No. 1-6047, GPU,
                        Inc.)

      10-38       -     Retirement Plan for Outside Directors of GPU, Inc. as
                        amended and restated as of August 8, 2000. (2000 Form
                        10-K, Exhibit 10-N, File No. 1-6047, GPU, Inc.)

      10-39       -     Forms of Estate Enhancement Program Agreements entered
                        into by certain former GPU directors. (1999 Form 10-K, Exhibit 10-JJ, File No. 1-6047, GPU, Inc.)

*     12.1        -     Consolidated fixed charge ratios.

*     13          -     FirstEnergy 2002 Annual Report to Stockholders, as
                        revised. (Only those portions expressly incorporated by reference in this Form 10-K/A are to be deemed "filed" with the SEC.)

      21          -     List of Subsidiaries of the Registrant at December 31,
                        2002.

*     23          -     Consent of Independent Auditors.

*     31.1        -     Certification letter from chief executive officer, as
                        adopted pursuant to Section 302 of the Sarbanes-Oxley
                        Act.

*     31.2        -     Certification letter from chief financial officer, as
                        adopted pursuant to Section 302 of the Sarbanes-Oxley
                        Act.

*     32          -     Certification letter from chief executive officer and
                        chief financial officer, as adopted pursuant to Section
                        906 of the Sarbanes-Oxley Act.

* Indicates revised exhibits included in this Form 10-K/A in electronic format. Reference is made to the original 10-K for the other exhibits filed with it.

3. EXHIBITS - OHIO EDISON

      2-1         -     Agreement and Plan of Merger, dated as of September 13,
                        1996, between Ohio Edison Company (OE) and Centerior
                        Energy Corporation. (September 17, 1996 Form 8-K,
                        Exhibit 2-1)

      3-1         -     Amended Articles of Incorporation, Effective June 21,
                        1994, constituting OE's Articles of Incorporation. (1994
                        Form 10-K, Exhibit 3-1)

      3-2         -     Amended and Restated Code of Regulations, amended March
                        15, 2002. (2001 Form 10-K, Exhibit 3-2)

  (B) 4-1         -     Indenture dated as of August 1, 1930 between OE and
                        Bankers Trust Company, (now the Bank of New York), as
                        Trustee, as amended and supplemented by Supplemental
                        Indentures:

           DATED AS OF                   FILE REFERENCE                   EXHIBIT NO.
           -----------                   --------------                   -----------
      March 3, 1931                    2-1725                            B1, B-1(a),B-1(b)
      November 1, 1935                 2-2721                            B-4
      January 1, 1937                  2-3402                            B-5
      September 1, 1937                Form 8-A                          B-6
      June 13, 1939                    2-5462                            7(a)-7
      August 1, 1974                   Form 8-A, August 28, 1974         2(b)
      July 1, 1976                     Form 8-A, July 28, 1976           2(b)
      December 1, 1976                 Form 8-A, December 15, 1976       2(b)
      June 15, 1977                    Form 8-A, June 27, 1977           2(b)
      SUPPLEMENTAL INDENTURES:
      September 1, 1944                2-61146                           2(b)(2)
      April 1, 1945                    2-61146                           2(b)(2)
      September 1, 1948                2-61146                           2(b)(2)
      May 1, 1950                      2-61146                           2(b)(2)
      January 1, 1954                  2-61146                           2(b)(2)
      May 1, 1955                      2-61146                           2(b)(2)
      August 1, 1956                   2-61146                           2(b)(2)
      March 1, 1958                    2-61146                           2(b)(2)
      April 1, 1959                    2-61146                           2(b)(2)
      June 1, 1961                     2-61146                           2(b)(2)

      DATED AS OF                      FILE REFERENCE                    EXHIBIT NO
      -----------                      --------------                    ----------
      September 1, 1969                2-34351                           2(b)(2)
      May 1, 1970                      2-37146                           2(b)(2)
      September 1, 1970                2-38172                           2(b)(2)
      June 1, 1971                     2-40379                           2(b)(2)
      August 1, 1972                   2-44803                           2(b)(2)
      September 1, 1973                2-48867                           2(b)(2)
      May 15, 1978                     2-66957                           2(b)(4)
      February 1, 1980                 2-66957                           2(b)(5)
      April 15, 1980                   2-66957                           2(b)(6)
      June 15, 1980                    2-68023                           (b)(4)(b)(5)
      October 1, 1981                  2-74059                           (4)(d)
      October 15, 1981                 2-75917                           (4)(e)
      February 15, 1982                2-75917                           (4)(e)
      July 1, 1982                     2-89360                           (4)(d)
      March 1, 1983                    2-89360                           (4)(e)
      March 1, 1984                    2-89360                           (4)(f)
      September 15, 1984               2-92918                           (4)(d)
      September 27, 1984               33-2576                           (4)(d)
      November 8, 1984                 33-2576                           (4)(d)
      December 1, 1984                 33-2576                           (4)(d)
      December 5, 1984                 33-2576                           (4)(e)
      January 30, 1985                 33-2576                           (4)(e)
      February 25, 1985                33-2576                           (4)(e)
      July 1, 1985                     33-2576                           (4)(e)
      October 1, 1985                  33-2576                           (4)(e)
      January 15, 1986                 33-8791                           (4)(d)
      May 20, 1986                     33-8791                           (4)(d)
      June 3, 1986                     33-8791                           (4)(e)
      October 1, 1986                  33-29827                          (4)(d)
      August 25, 1989                  33-34663                          (4)(d)
      February 15, 1991                33-39713                          (4)(d)
      May 1, 1991                      33-45751                          (4)(d)
      May 15, 1991                     33-45751                          (4)(d)
      September 15, 1991               33-45751                          (4)(d)
      April 1, 1992                    33-48931                          (4)(d)
      June 15, 1992                    33-48931                          (4)(d)
      September 15, 1992               33-48931                          (4)(e)
      April 1, 1993                    33-51139                          (4)(d)
      June 15, 1993                    33-51139                          (4)(d)
      September 15, 1993               33-51139                          (4)(d)
      November 15, 1993                1-2578                            (4)(2)
      April 1, 1995                    1-2578                            (4)(2)
      May 1, 1995                      1-2578                            (4)(2)
      July 1, 1995                     1-2578                            (4)(2)
      June 1, 1997                     1-2578                            (4)(2)
      April 1, 1998                    1-2578                            (4)(2)
      June 1, 1998                     1-2578                            (4)(2)
      September 29, 1999               1-2578                            (4)(2)
      April 1, 2000                    1-2578                            (4)(2)(a)
      April 1, 2000                    1-2578                            (4)(2)(b)
      June 1, 2001                     1-2578

  (B) 4-2         -     General Mortgage Indenture and Deed of Trust dated as of
                        January 1, 1998 between OE and the Bank of New York, as
                        Trustee. (Registration No. 333-05277, Exhibit 4(g))

      10-1        -     Administration Agreement between the CAPCO Group dated
                        as of September 14, 1967. (Registration No. 2-43102,
                        Exhibit 5(c)(2)

      10-2        -     Amendment No. 1 dated January 4, 1974 to Administration
                        Agreement between the CAPCO Group dated as of September
                        14, 1967. (Registration No. 2-68906, Exhibit 5(c)(3))

      10-3        -     Transmission Facilities Agreement between the CAPCO
                        Group dated as of September 14, 1967. (Registration No.
                        2-43102, Exhibit 5(c)(3))

      10-4        -     Amendment No. 1 dated as of January 1, 1993 to
                        Transmission Facilities Agreement between the CAPCO
                        Group dated as of September 14, 1967. (1993 Form 10-K,
                        Exhibit 10-4)

      10-5        -     Agreement for the Termination or Construction of Certain
                        Agreements effective September 1, 1980 among the CAPCO
                        Group. (Registration No. 2-68906, Exhibit 10-4)

      10-6        -     Amendment dated as of December 23, 1993 to Agreement for
                        the Termination or Construction of Certain Agreements effective September 1, 1980 among the CAPCO Group. (1993
                        Form 10-K, Exhibit 10-6)

      10-7        -     CAPCO Basic Operating Agreement, as amended September 1,
                        1980. (Registration No. 2-68906, Exhibit 10-5)

      10-8        -     Amendment No. 1 dated August 1, 1981, and Amendment No.
                        2 dated September 1, 1982 to CAPCO Basic Operating
                        Agreement, as amended September 1, 1980. (September 30,
                        1981 Form 10-Q, Exhibit 20-1 and 1982 Form 10-K, Exhibit
                        19-3, respectively)

      10-9        -     Amendment No. 3 dated July 1, 1984 to CAPCO Basic
                        Operating Agreement, as amended September 1, 1980. (1985
                        Form 10-K, Exhibit 10-7)

      10-10       -     Basic Operating Agreement between the CAPCO Companies as
                        amended October 1, 1991. (1991 Form 10-K, Exhibit 10-8)

      10-11       -     Basic Operating Agreement between the CAPCO Companies as
                        amended January 1, 1993. (1993 Form 10-K, Exhibit 10-11)

      10-12       -     Memorandum of Agreement effective as of September 1,
                        1980 among the CAPCO Group. (1982 Form 10-K, Exhibit
                        19-2)

      10-13       -     Operating Agreement for Beaver Valley Power Station
                        Units Nos. 1 and 2 as Amended and Restated September 15,
                        1987, by and between the CAPCO Companies. (1987 Form
                        10-K, Exhibit 10-15)

      10-14       -     Construction Agreement with respect to Perry Plant
                        between the CAPCO Group dated as of July 22, 1974.
                        (Registration No. 2-52251 of Toledo Edison Company,
                        Exhibit 5(yy))

      10-15       -     Amendment No. 3 dated as of October 31, 1980 to the Bond
                        Guaranty dated as of October 1, 1973, as amended, with respect to the CAPCO Group. (Registration No. 2-68906 of
                        Pennsylvania Power Company, Exhibit 10-16)

      10-16       -     Amendment No. 4 dated as of July 1, 1985 to the Bond
                        Guaranty dated as October 1, 1973, as amended, by the CAPCO Companies to National City Bank as Bond Trustee.
                        (1985 Form 10-K, Exhibit 10-30)

      10-17       -     Amendment No. 5 dated as of May 1, 1986, to the Bond
                        Guaranty by the CAPCO Companies to National City Bank as
                        Bond Trustee. (1986 Form 10-K, Exhibit 10-33)

      10-18       -     Amendment No. 6A dated as of December 1, 1991, to the
                        Bond Guaranty dated as of October 1, 1973, by The
                        Cleveland Electric Illuminating Company, Duquesne Light
                        Company, Ohio Edison Company, Pennsylvania Power
                        Company, The Toledo Edison Company to National City
                        Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-33)

      10-19       -     Amendment No. 6B dated as of December 30, 1991, to the
                        Bond Guaranty dated as of October 1, 1973 by The
                        Cleveland Electric Illuminating Company, Duquesne Light
                        Company, Ohio Edison Company, Pennsylvania Power
                        Company, The Toledo Edison Company to National City
                        Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-34)

      10-20       -     Bond Guaranty dated as of December 1, 1991, by The
                        Cleveland Electric Illuminating Company, Duquesne Light
                        Company, Ohio Edison Company, Pennsylvania Power
                        Company, The Toledo Edison Company to National City
                        Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-35)

      10-21       -     Memorandum of Understanding dated March 31, 1985 among
                        the CAPCO Companies. (1985 Form 10-K, Exhibit 10-35)

  (C) 10-22       -     Ohio Edison System Executive Supplemental Life Insurance
                        Plan. (1995 Form 10-K, Exhibit 10-44)

  (C) 10-23       -     Ohio Edison System Executive Incentive Compensation
                        Plan. (1995 Form 10-K, Exhibit 10-45.)

  (C) 10-24       -     Ohio Edison System Restated and Amended Executive
                        Deferred Compensation Plan. (1995 Form 10-K, Exhibit
                        10-46.)

  (C) 10-25       -     Ohio Edison System Restated and Amended Supplemental
                        Executive Retirement Plan. (1995 Form 10-K, Exhibit
                        10-47.)

  (C) 10-26       -     Severance pay agreement between Ohio Edison Company and
                        W. R. Holland. (1995 Form 10-K, Exhibit 10-48.)

  (C) 10-27       -     Severance pay agreement between Ohio Edison Company and
                        H. P. Burg. (1995 Form 10-K, Exhibit 10-49.)

  (C) 10-28       -     Severance pay agreement between Ohio Edison Company and
                        A. J. Alexander. (1995 Form 10-K, Exhibit 10-50.)

  (C) 10-29       -     Severance pay agreement between Ohio Edison Company and
                        J. A. Gill. (1995 Form 10K, Exhibit 10-51.)

  (D) 10-30       -     Participation Agreement dated as of March 16, 1987 among
                        Perry One Alpha Limited Partnership, as Owner
                        Participant, the Original Loan Participants listed in
                        Schedule 1 Hereto, as Original Loan Participants, PNPP
                        Funding Corporation, as Funding Corporation, The First
                        National Bank of Boston, as Owner Trustee, Irving Trust
                        Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1986 Form 10-K, Exhibit 28-1.)

  (D) 10-31       -     Amendment No. 1 dated as of September 1, 1987 to
                        Participation Agreement dated as of March 16, 1987 among
                        Perry One Alpha Limited Partnership, as Owner
                        Participant, the Original Loan Participants listed in
                        Schedule 1 thereto, as Original Loan Participants, PNPP
                        Funding Corporation, as Funding Corporation, The First
                        National Bank of Boston, as Owner Trustee, Irving Trust
                        Company (now The Bank of New York), as Indenture
                        Trustee, and Ohio Edison Company, as Lessee. (1991 Form
                        10-K, Exhibit 10-46.)

  (D) 10-32       -     Amendment No. 3 dated as of May 16, 1988 to
                        Participation Agreement dated as of March 16, 1987, as amended among Perry One Alpha Limited Partnership, as
                        Owner Participant, PNPP Funding Corporation, The First
                        National Bank of Boston, as Owner Trustee, Irving Trust
                        Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-47.)

  (D) 10-33       -     Amendment No. 4 dated as of November 1, 1991 to
                        Participation Agreement dated as of March 16, 1987 among
                        Perry One Alpha Limited Partnership, as Owner
                        Participant, PNPP Funding Corporation, as Funding
                        Corporation, PNPP II Funding Corporation, as New Funding
                        Corporation, The First National Bank of Boston, as Owner
                        Trustee, The Bank of New York, as Indenture Trustee and
                        Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit
                        10-47.)

  (D) 10-34       -     Amendment No. 5 dated as of November 24, 1992 to
                        Participation Agreement dated as of March 16, 1987, as amended, among Perry One Alpha Limited Partnership, as
                        Owner Participant, PNPP Funding Corporation, as Funding
                        Corporation, PNPP II Funding Corporation, as New Funding
                        Corporation, The First National Bank of Boston, as Owner
                        Trustee, The Bank of New York, as Indenture Trustee and
                        Ohio Edison Company as Lessee. (1992 Form 10-K, Exhibit
                        10-49.)

  (D) 10-35       -     Amendment No. 6 dated as of January 12, 1993 to
                        Participation Agreement dated as of March 16, 1987 among
                        Perry One Alpha Limited Partnership, as Owner
                        Participant, PNPP Funding Corporation, as Funding
                        Corporation, PNPP II Funding Corporation, as New Funding
                        Corporation, The First National Bank of Boston, as Owner
                        Trustee, The Bank of New York, as Indenture Trustee and
                        Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit
                        10-50.)

  (D) 10-36       -     Amendment No. 7 dated as of October 12, 1994 to
                        Participation Agreement dated as of March 16, 1987 as amended, among Perry One Alpha Limited Partnership, as
                        Owner Participant, PNPP Funding Corporation, as Funding
                        Corporation, PNPP II Funding Corporation, as New Funding
                        Corporation, The First National Bank of Boston, as Owner
                        Trustee, The Bank of New York, as Indenture Trustee and
                        Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit
                        10-54.)

  (D) 10-37       -     Facility Lease dated as of March 16, 1987 between The
                        First National Bank of Boston, as Owner Trustee, with
                        Perry One Alpha Limited Partnership, Lessor, and Ohio
                        Edison Company, Lessee. (1986 Form 10-K, Exhibit 28-2.)

  (D) 10-38       -     Amendment No. 1 dated as of September 1, 1987 to
                        Facility Lease dated as of March 16, 1997 between The
                        First National Bank of Boston, as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K,
                        Exhibit 10-49.)

  (D) 10-39       -     Amendment No. 2 dated as of November 1, 1991, to
                        Facility Lease dated as of March 16, 1987, between The
                        First National Bank of Boston, as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K,
                        Exhibit 10-50.)

  (D) 10-40       -     Amendment No. 3 dated as of November 24, 1992 to
                        Facility Lease dated as March 16, 1987 as amended, between The First National Bank of Boston, as Owner
                        Trustee, with Perry One Alpha Limited partnership, as
                        Owner Participant and Ohio Edison Company, as Lessee.
                        (1992 Form 10-K, Exhibit 10-54.)

  (D) 10-41       -     Amendment No. 4 dated as of January 12, 1993 to Facility
                        Lease dated as of March 16, 1987 as amended, between, The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, as Owner
                        Participant, and Ohio Edison Company, as Lessee. (1994
                        Form 10-K, Exhibit 10-59.)

  (D) 10-42       -     Amendment No. 5 dated as of October 12, 1994 to Facility
                        Lease dated as of March 16, 1987 as amended, between, The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, as Owner
                        Participant, and Ohio Edison Company, as Lessee. (1994
                        Form 10-K, Exhibit 10-60.)

  (D) 10-43       -     Letter Agreement dated as of March 19, 1987 between Ohio
                        Edison Company, Lessee, and The First National Bank of
                        Boston, Owner Trustee under a Trust dated March 16, 1987 with Chase Manhattan Realty Leasing Corporation, required by Section 3(d) of the Facility Lease. (1986
                        Form 10-K, Exhibit 28-3.)

  (D) 10-44       -     Ground Lease dated as of March 16, 1987 between Ohio
                        Edison Company, Ground Lessor, and The First National
                        Bank of Boston, as Owner Trustee under a Trust
                        Agreement, dated as of March 16, 1987, with the Owner
                        Participant, Tenant. (1986 Form 10-K, Exhibit 28-4.)

  (D) 10-45       -     Trust Agreement dated as of March 16, 1987 between Perry
                        One Alpha Limited Partnership, as Owner Participant, and
                        The First National Bank of Boston. (1986 Form 10-K,
                        Exhibit 28-5.)

  (D) 10-46       -     Trust Indenture, Mortgage, Security Agreement and
                        Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner
                        Trustee under a Trust Agreement dated as of March 16, 1987 with Perry One Alpha Limited Partnership, and
                        Irving Trust Company, as Indenture Trustee. (1986 Form
                        10-K, Exhibit 28-6.)

  (D) 10-47       -     Supplemental Indenture No. 1 dated as of September 1,
                        1987 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston as Owner
                        Trustee and Irving Trust Company (now The Bank of New
                        York), as Indenture Trustee. (1991 Form 10-K, Exhibit
                        10-55.)

  (D) 10-48       -     Supplemental Indenture No. 2 dated as of November 1,
                        1991 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The

                        First National Bank of Boston, as Owner Trustee and The Bank of New York, as Indenture Trustee. (1991 Form 10-K,
                        Exhibit 10-56.)

  (D) 10-49       -     Tax Indemnification Agreement dated as of March 16, 1987
                        between Perry One, Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee.
                        (1986 Form 10-K, Exhibit 28-7.)

  (D) 10-50       -     Amendment No. 1 dated as of November 1, 1991 to Tax
                        Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited Partnership and Ohio Edison Company. (1991 Form 10-K, Exhibit
                        10-58.)

  (D) 10-51       -     Amendment No. 2 dated as of January 12, 1993 to Tax
                        Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited Partnership and Ohio Edison Company. (1994 Form 10-K, Exhibit
                        10-69.)

  (D) 10-52       -     Amendment No. 3 dated as of October 12, 1994 to Tax
                        Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited Partnership and Ohio Edison Company. (1994 Form 10-K, Exhibit
                        10-70.)

  (D) 10-53       -     Partial Mortgage Release dated as of March 19, 1987
                        under the Indenture between Ohio Edison Company and Bankers Trust Company, as Trustee, dated as of the 1st day of August 1930. (1986 Form 10-K, Exhibit 28-8.)

  (D) 10-54       -     Assignment, Assumption and Further Agreement dated as of
                        March 16, 1987 among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited
                        Partnership, The Cleveland Electric Illuminating
                        Company, Duquesne Light Company, Ohio Edison Company,
                        Pennsylvania Power Company and Toledo Edison Company.
                        (1986 Form 10-K, Exhibit 28-9.)

  (D) 10-55       -     Additional Support Agreement dated as of March 16, 1987
                        between The First National Bank of Boston, as Owner
                        Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, and Ohio
                        Edison Company. (1986 Form 10-K, Exhibit 28-10.)

  (D) 10-56       -     Bill of Sale, Instrument of Transfer and Severance
                        Agreement dated as of March 19, 1987 between Ohio Edison
                        Company, Seller, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited
                        Partnership. (1986 Form 10-K, Exhibit 28-11.)

  (D) 10-57       -     Easement dated as of March 16, 1987 from Ohio Edison
                        Company, Grantor, to The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited
                        Partnership, Grantee. (1986 Form 10-K, File Exhibit
                        28-12.)

      10-58       -     Participation Agreement dated as of March 16, 1987 among
                        Security Pacific Capital Leasing Corporation, as Owner
                        Participant, the Original Loan Participants listed in
                        Schedule 1 Hereto, as Original Loan Participants, PNPP
                        Funding Corporation, as Funding Corporation, The First
                        National Bank of Boston, as Owner Trustee, Irving Trust
                        Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1986 Form 10-K, as Exhibit 28-13.)

      10-59       -     Amendment No. 1 dated as of September 1, 1987 to
                        Participation Agreement dated as of March 16, 1987 among
                        Security Pacific Capital Leasing Corporation, as Owner
                        Participant, The Original Loan Participants Listed in
                        Schedule 1 thereto, as Original Loan Participants, PNPP
                        Funding Corporation, as Funding Corporation, The First
                        National Bank of Boston, as Owner Trustee, Irving Trust
                        Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-65.)

      10-60       -     Amendment No. 4 dated as of November 1, 1991, to
                        Participation Agreement dated as of March 16, 1987 among
                        Security Pacific Capital Leasing Corporation, as Owner
                        Participant, PNPP Funding Corporation, as Funding
                        Corporation, PNPP II Funding Corporation, as New Funding
                        Corporation, The First National Bank of Boston, as Owner
                        Trustee, The Bank of New York, as Indenture Trustee and
                        Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit
                        10-66.)

      10-61       -     Amendment No. 5 dated as of November 24, 1992 to
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

      10-62       -     Amendment No. 6 dated as of January 12, 1993 to
                        Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing
                        Corporation, as Owner Participant, PNPP Funding
                        Corporation, as Funding Corporation, PNPP II Funding
                        Corporation, as New Funding Corporation, The First
                        National Bank of Boston, as Owner Trustee, The Bank of
                        New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-80.)

      10-63       -     Amendment No. 7 dated as of October 12, 1994 to
                        Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing
                        Corporation, as Owner Participant, PNPP Funding
                        Corporation, as Funding Corporation, PNPP II Funding
                        Corporation, as New Funding Corporation, The First
                        National Bank of Boston, as Owner Trustee, The Bank of
                        New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-81.)

      10-64       -     Facility Lease dated as of March 16, 1987 between The
                        First National Bank of Boston, as Owner Trustee, with
                        Security Pacific Capital Leasing Corporation, Lessor, and Ohio Edison Company, as Lessee. (1986 Form 10-K,
                        Exhibit 28-14.)

      10-65       -     Amendment No. 1 dated as of September 1, 1987 to
                        Facility Lease dated as of March 16, 1987 between The
                        First National Bank of Boston as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K,
                        Exhibit 10-68.)

      10-66       -     Amendment No. 2 dated as of November 1, 1991 to Facility
                        Lease dated as of March 16, 1987 between The First
                        National Bank of Boston as Owner Trustee, Lessor and
                        Ohio Edison Company, Lessee. (1991 Form 10-K, Exhibit
                        10-69.)

      10-67       -     Amendment No. 3 dated as of November 24, 1992 to
                        Facility Lease dated as of March 16, 1987, as amended, between, The First National Bank of Boston, as Owner
                        Trustee, with Security Pacific Capital Leasing
                        Corporation, as Owner Participant and Ohio Edison
                        Company, as Lessee. (1992 Form 10-K, Exhibit 10-75.)

      10-68       -     Amendment No. 4 dated as of January 12, 1993 to Facility
                        Lease dated as of March 16, 1987 as amended between, The
                        First National Bank of Boston, as Owner Trustee, with
                        Security Pacific Capital Leasing Corporation, as Owner
                        Participant, and Ohio Edison Company, as Lessee. (1992
                        Form 10-K, Exhibit 10-76.)

      10-69       -     Amendment No. 5 dated as of October 12, 1994 to Facility
                        Lease dated as of March 16, 1987 as amended between, The
                        First National Bank of Boston, as Owner Trustee, with
                        Security Pacific Capital Leasing Corporation, as Owner
                        Participant, and Ohio Edison Company, as Lessee. (1994
                        Form 10-K, Exhibit 10-87.)

      10-70       -     Letter Agreement dated as of March 19, 1987 between Ohio
                        Edison Company, as Lessee, and The First National Bank of Boston, as Owner Trustee under a Trust, dated as of March 16, 1987, with Security Pacific Capital Leasing
                        Corporation, required by Section 3(d) of the Facility
                        Lease. (1986 Form 10-K, Exhibit 28-15.)

      10-71       -     Ground Lease dated as of March 16, 1987 between Ohio
                        Edison Company, Ground Lessor, and The First National
                        Bank of Boston, as Owner Trustee under a Trust
                        Agreement, dated as of March 16, 1987, with Perry One
                        Alpha Limited Partnership, Tenant. (1986 Form 10-K,
                        Exhibit 28-16.)

      10-72       -     Trust Agreement dated as of March 16, 1987 between
                        Security Pacific Capital Leasing Corporation, as Owner
                        Participant, and The First National Bank of Boston.
                        (1986 Form 10-K, Exhibit 28-17.)

      10-73       -     Trust Indenture, Mortgage, Security Agreement and
                        Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner
                        Trustee under a Trust

                        Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, and Irving Trust Company, as Indenture Trustee. (1986 Form 10-K, Exhibit 28-18.)

      10-74       -     Supplemental Indenture No. 1 dated as of September 1,
                        1987 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner
                        Trustee and Irving Trust Company (now The Bank of New
                        York), as Indenture Trustee. (1991 Form 10-K, Exhibit
                        10-74.)

      10-75       -     Supplemental Indenture No. 2 dated as of November 1,
                        1991 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner
                        Trustee and The Bank of New York, as Indenture Trustee.
                        (1991 Form 10-K, Exhibit 10-75.)

      10-76       -     Tax Indemnification Agreement dated as of March 16, 1987
                        between Security Pacific Capital Leasing Corporation, as
                        Owner Participant, and Ohio Edison Company, as Lessee.
                        (1986 Form 10-K, Exhibit 28-19.)

      10-77       -     Amendment No. 1 dated as of November 1, 1991 to Tax
                        Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and
                        Ohio Edison Company. (1991 Form 10-K, Exhibit 10-77.)

      10-78       -     Amendment No. 2 dated as of January 12, 1993 to Tax
                        Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and
                        Ohio Edison Company. (1994 Form 10-K, Exhibit 10-96.)

      10-79       -     Amendment No. 3 dated as of October 12, 1994 to Tax
                        Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and
                        Ohio Edison Company. (1994 Form 10-K, Exhibit 10-97.)

      10-80       -     Assignment, Assumption and Further Agreement dated as of
                        March 16, 1987 among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing
                        Corporation, The Cleveland Electric Illuminating
                        Company, Duquesne Light Company, Ohio Edison Company,
                        Pennsylvania Power Company and Toledo Edison Company.
                        (1986 Form 10-K, Exhibit 28-20.)

      10-81       -     Additional Support Agreement dated as of March 16, 1987
                        between The First National Bank of Boston, as Owner
                        Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, and Ohio Edison Company. (1986 Form 10-K, Exhibit
                        28-21.)

      10-82       -     Bill of Sale, Instrument of Transfer and Severance
                        Agreement dated as of March 19, 1987 between Ohio Edison
                        Company, Seller, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing
                        Corporation, Buyer. (1986 Form 10-K, Exhibit 28-22.)

      10-83       -     Easement dated as of March 16, 1987 from Ohio Edison
                        Company, Grantor, to The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing
                        Corporation, Grantee. (1986 Form 10-K, Exhibit 28-23.)

      10-84       -     Refinancing Agreement dated as of November 1, 1991 among
                        Perry One Alpha Limited Partnership, as Owner
                        Participant, PNPP Funding Corporation, as Funding
                        Corporation, PNPP II Funding Corporation, as New Funding
                        Corporation, The First National Bank of Boston, as Owner
                        Trustee, The Bank of New York, as Indenture Trustee, The
                        Bank of New York, as Collateral Trust Trustee, The Bank of New York, as New Collateral Trust Trustee and Ohio
                        Edison Company, as Lessee. (1991 Form 10-K, Exhibit
                        10-82.)

      10-85       -     Refinancing Agreement dated as of November 1, 1991 among
                        Security Pacific Leasing Corporation, as Owner
                        Participant, PNPP Funding Corporation, as Funding
                        Corporation, PNPP II Funding Corporation, as New Funding
                        Corporation, The First National Bank of Boston, as Owner
                        Trustee, The Bank of New York, as Indenture Trustee, The
                        Bank of New York, as Collateral Trust Trustee, The Bank of New York as New Collateral Trust Trustee and Ohio
                        Edison Company, as Lessee. (1991 Form 10-K, Exhibit
                        10-83.)

      10-86       -     Ohio Edison Company Master Decommissioning Trust
                        Agreement for Perry Nuclear Power Plant Unit One, Perry
                        Nuclear Power Plant Unit Two, Beaver Valley Power
                        Station Unit One and Beaver Valley Power Station Unit
                        Two dated July 1, 1993. (1993 Form 10-K, Exhibit 10-94.)

      10-87       -     Nuclear Fuel Lease dated as of March 31, 1989, between
                        OES Fuel, Incorporated, as Lessor, and Ohio Edison
                        Company, as Lessee. (1989 Form 10-K, Exhibit 10-62.)

      10-88       -     Receivables Purchase Agreement dated as November 28,
                        1989, as amended and restated as of April 23, 1993, between OES Capital, Incorporated, Corporate Asset
                        Funding Company, Inc. and Citicorp North America, Inc.
                        (1994 Form 10-K, Exhibit 10-106.)

      10-89       -     Guarantee Agreement entered into by Ohio Edison Company
                        dated as of January 17, 1991. (1990 Form 10-K, Exhibit
                        10-64.)

      10-90       -     Transfer and Assignment Agreement among Ohio Edison
                        Company and Chemical Bank, as trustee under the OE Power
                        Contract Trust. (1990 Form 10-K, Exhibit 10-65.)

      10-91       -     Renunciation of Payments and Assignment among Ohio
                        Edison Company, Monongahela Power Company, West Penn
                        Power Company, and the Potomac Edison Company dated as of January 4, 1991. (1990 Form 10-K, Exhibit 10-66.)

      10-92       -     Transfer and Assignment Agreement dated May 20, 1994
                        among Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1994 Form 10-K,
                        Exhibit 10-110.)

      10-93       -     Renunciation of Payments and Assignment among Ohio
                        Edison Company, Monongahela Power Company, West Penn
                        Power Company, and the Potomac Edison Company dated as of May 20, 1994. (1994 Form 10-K, Exhibit 10-111.)

      10-94       -     Transfer and Assignment Agreement dated October 12, 1994
                        among Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1994 Form 10-K,
                        Exhibit 10-112.)

      10-95       -     Renunciation of Payments and Assignment among Ohio
                        Edison Company, Monongahela Power Company, West Penn
                        Power Company, and the Potomac Edison Company dated as of October 12, 1994. (1994 Form 10-K, Exhibit 10-113.)

  (E) 10-96       -     Participation Agreement dated as of September 15, 1987,
                        among Beaver Valley Two Pi Limited Partnership, as Owner
                        Participant, the Original Loan Participants listed in
                        Schedule 1 Thereto, as Original Loan Participants, BVPS
                        Funding Corporation, as Funding Corporation, The First
                        National Bank of Boston, as Owner Trustee, Irving Trust
                        Company, as Indenture Trustee and Ohio Edison Company as
                        Lessee. (1987 Form 10-K, Exhibit 28-1.)

  (E) 10-97       -     Amendment No. 1 dated as of February 1, 1988, to
                        Participation Agreement dated as of September 15, 1987, among Beaver Valley Two Pi Limited Partnership, as Owner
                        Participant, the Original Loan Participants listed in
                        Schedule 1 Thereto, as Original Loan Participants, BVPS
                        Funding Corporation, as Funding Corporation, The First
                        National Bank of Boston, as Owner Trustee, Irving Trust
                        Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-2.)

  (E) 10-98       -     Amendment No. 3 dated as of March 16, 1988 to
                        Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited
                        Partnership, as Owner Participant, BVPS Funding
                        Corporation, The First National Bank of Boston, as Owner
                        Trustee, Irving Trust Company, as Indenture Trustee and
                        Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit
                        10-99.)

  (E) 10-99       -     Amendment No. 4 dated as of November 5, 1992 to
                        Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited
                        Partnership, as Owner Participant, BVPS Funding
                        Corporation, BVPS II Funding Corporation, The First
                        National Bank of Boston, as Owner Trustee, The Bank of
                        New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-100.)

  (E) 10-100      -     Amendment No. 5 dated as of September 30, 1994 to
                        Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited
                        Partnership, as Owner Participant, BVPS Funding
                        Corporation, BVPS II Funding Corporation, The First
                        National Bank of

                        Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-118.)

  (E) 10-101      -     Facility Lease dated as of September 15, 1987, between
                        The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K,
                        Exhibit 28-3.)

  (E) 10-102      -     Amendment No. 1 dated as of February 1, 1988, to
                        Facility Lease dated as of September 15, 1987, between
                        The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K,
                        Exhibit 28-4.)

  (E) 10-103      -     Amendment No. 2 dated as of November 5, 1992, to
                        Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as
                        Owner Trustee, with Beaver Valley Two Pi Limited
                        Partnership, as Owner Participant, and Ohio Edison
                        Company, as Lessee. (1992 Form 10-K, Exhibit 10-103.)

  (E) 10-104      -     Amendment No. 3 dated as of September 30, 1994 to
                        Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as
                        Owner Trustee, with Beaver Valley Two Pi Limited
                        Partnership, as Owner Participant, and Ohio Edison
                        Company, as Lessee. (1994 Form 10-K, Exhibit 10-122.)

  (E) 10-105      -     Ground Lease and Easement Agreement dated as of
                        September 15, 1987, between Ohio Edison Company, Ground
                        Lessor, and The First National Bank of Boston, as Owner
                        Trustee under a Trust Agreement, dated as of September
                        15, 1987, with Beaver Valley Two Pi Limited Partnership,
                        Tenant. (1987 Form 10-K, Exhibit 28-5.)

  (E) 10-106      -     Trust Agreement dated as of September 15, 1987, between
                        Beaver Valley Two Pi Limited Partnership, as Owner
                        Participant, and The First National Bank of Boston.
                        (1987 Form 10-K, Exhibit 28-6.)

  (E) 10-107      -     Trust Indenture, Mortgage, Security Agreement and
                        Assignment of Facility Lease dated as of September 15,
                        1987, between The First National Bank of Boston, as
                        Owner Trustee under a Trust Agreement dated as of September 15, 1987, with Beaver Valley Two Pi Limited
                        Partnership, and Irving Trust Company, as Indenture
                        Trustee. (1987 Form 10-K, Exhibit 28-7.)

  (E) 10-108      -     Supplemental Indenture No. 1 dated as of February 1,
                        1988 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of September
                        15, 1987 between The First National Bank of Boston, as
                        Owner Trustee under a Trust Agreement dated as of September 15, 1987 with Beaver Valley Two Pi Limited
                        Partnership and Irving Trust Company, as Indenture
                        Trustee. (1987 Form 10-K, Exhibit 28-8.)

  (E) 10-109      -     Tax Indemnification Agreement dated as of September 15,
                        1987, between Beaver Valley Two Pi Inc. and PARock
                        Limited Partnership as General Partners and Ohio Edison
                        Company, as Lessee. (1987 Form 10-K, Exhibit 28-9.)

  (E) 10-110      -     Amendment No. 1 dated as of November 5, 1992 to Tax
                        Indemnification Agreement dated as of September 15,
                        1987, between Beaver Valley Two Pi Inc. and PARock
                        Limited Partnership as General Partners and Ohio Edison
                        Company, as Lessee. (1994 Form 10-K, Exhibit 10-128.)

  (E) 10-111      -     Amendment No. 2 dated as of September 30, 1994 to Tax
                        Indemnification Agreement dated as of September 15,
                        1987, between Beaver Valley Two Pi Inc. and PARock
                        Limited Partnership as General Partners and Ohio Edison
                        Company, as Lessee. (1994 Form 10-K, Exhibit 10-129.)

  (E) 10-112      -     Tax Indemnification Agreement dated as of September 15,
                        1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1987 Form 10-K,
                        Exhibit 28-10.)

  (E) 10-113      -     Amendment No. 1 dated as of November 5, 1992 to Tax
                        Indemnification Agreement dated as of September 15,
                        1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1994 Form 10-K,
                        Exhibit 10-131.)

  (E) 10-114      -     Amendment No. 2 dated as of September 30, 1994 to Tax
                        Indemnification Agreement dated as of September 15,
                        1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1994 Form 10-K,
                        Exhibit 10-132.)

  (E) 10-115      -     Assignment, Assumption and Further Agreement dated as of
                        September 15, 1987, among The First National Bank of
                        Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi
                        Limited Partnership, The Cleveland Electric Illuminating
                        Company, Duquesne Light Company, Ohio Edison Company,
                        Pennsylvania Power Company and Toledo Edison Company.
                        (1987 Form 10-K, Exhibit 28-11.)

  (E) 10-116      -     Additional Support Agreement dated as of September 15,
                        1987, between The First National Bank of Boston, as
                        Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited
                        Partnership, and Ohio Edison Company. (1987 Form 10-K,
                        Exhibit 28-12.)

  (F) 10-117      -     Participation Agreement dated as of September 15, 1987,
                        among Chrysler Consortium Corporation, as Owner
                        Participant, the Original Loan Participants listed in
                        Schedule 1 Thereto, as Original Loan Participants, BVPS
                        Funding Corporation as Funding Corporation, The First
                        National Bank of Boston, as Owner Trustee, Irving Trust
                        Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-13.)

  (F) 10-118      -     Amendment No. 1 dated as of February 1, 1988, to
                        Participation Agreement dated as of September 15, 1987, among Chrysler Consortium Corporation, as Owner
                        Participant, the Original Loan Participants listed in
                        Schedule 1 Thereto, as Original Loan Participants, BVPS
                        Funding Corporation, as Funding Corporation, The First
                        National Bank of Boston, as Owner Trustee, Irving Trust
                        Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-14.)

  (F) 10-119      -     Amendment No. 3 dated as of March 16, 1988 to
                        Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, The First
                        National Bank of Boston, as Owner Trustee, Irving Trust
                        Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-114.)

  (F) 10-120      -     Amendment No. 4 dated as of November 5, 1992 to
                        Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II
                        Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture
                        Trustee and Ohio Edison Company, as Lessee. (1992 Form
                        10-K, Exhibit 10-115.)

  (F) 10-121      -     Amendment No. 5 dated as of January 12, 1993 to
                        Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II
                        Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture
                        Trustee and Ohio Edison Company, as Lessee. (1994 Form
                        10-K, Exhibit 10-139.)

  (F) 10-122      -     Amendment No. 6 dated as of September 30, 1994 to
                        Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II
                        Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture
                        Trustee and Ohio Edison Company, as Lessee. (1994 Form
                        10-K, Exhibit 10-140.)

  (F) 10-123      -     Facility Lease dated as of September 15, 1987, between
                        The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, Lessor, and Ohio
                        Edison Company, as Lessee. (1987 Form 10-K, Exhibit
                        28-15.)

  (F) 10-124      -     Amendment No. 1 dated as of February 1, 1988, to
                        Facility Lease dated as of September 15, 1987, between
                        The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, Lessor, and Ohio
                        Edison Company, Lessee. (1987 Form 10-K, Exhibit 28-16.)

  (F) 10-125      -     Amendment No. 2 dated as of November 5, 1992 to Facility
                        Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner
                        Trustee, with Chrysler Consortium Corporation, as Owner
                        Participant, and Ohio Edison Company, as Lessee. (1992
                        Form 10-K, Exhibit 10-118.)

  (F) 10-126      -     Amendment No. 3 dated as of January 12, 1993 to Facility
                        Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner
                        Trustee, with Chrysler Consortium Corporation, as Owner
                        Participant, and Ohio Edison Company, as Lessee. (1992
                        Form 10-K, Exhibit 10-119.)

  (F) 10-127      -     Amendment No. 4 dated as of September 30, 1994 to
                        Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as
                        Owner Trustee, with Chrysler Consortium Corporation, as
                        Owner Participant, and Ohio Edison Company, as Lessee.
                        (1994 Form 10-K, Exhibit 10-145.)

  (F) 10-128      -     Ground Lease and Easement Agreement dated as of
                        September 15, 1987, between Ohio Edison Company, Ground
                        Lessor, and The First National Bank of Boston, as Owner
                        Trustee under a Trust Agreement, dated as of September
                        15, 1987, with Chrysler Consortium Corporation, Tenant.
                        (1987 Form 10-K, Exhibit 28-17.)

  (F) 10-129      -     Trust Agreement dated as of September 15, 1987, between
                        Chrysler Consortium Corporation, as Owner Participant, and The First National Bank of Boston. (1987 Form 10-K,
                        Exhibit 28-18.)

  (F) 10-130      -     Trust Indenture, Mortgage, Security Agreement and
                        Assignment of Facility Lease dated as of September 15,
                        1987, between The First National Bank of Boston, as
                        Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation and Irving Trust Company, as Indenture Trustee. (1987
                        Form 10-K, Exhibit 28-19.)

  (F) 10-131      -     Supplemental Indenture No. 1 dated as of February 1,
                        1988 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of September
                        15, 1987 between The First National Bank of Boston, as
                        Owner Trustee under a Trust Agreement dated as of September 15, 1987 with Chrysler Consortium Corporation and Irving Trust Company, as Indenture Trustee. (1987
                        Form 10-K, Exhibit 28-20.)

  (F) 10-132      -     Tax Indemnification Agreement dated as of September 15,
                        1987, between Chrysler Consortium Corporation, as Owner
                        Participant, and Ohio Edison Company, Lessee. (1987 Form
                        10-K, Exhibit 28-21.)

  (F) 10-133      -     Amendment No. 1 dated as of November 5, 1992 to Tax
                        Indemnification Agreement dated as of September 15,
                        1987, between Chrysler Consortium Corporation, as Owner
                        Participant, and Ohio Edison Company, as Lessee. (1994
                        Form 10-K, Exhibit 10-151.)

  (F) 10-134      -     Amendment No. 2 dated as of January 12, 1993 to Tax
                        Indemnification Agreement dated as of September 15,
                        1987, between Chrysler Consortium Corporation, as Owner
                        Participant, and Ohio Edison Company, as Lessee. (1994
                        Form 10-K, Exhibit 10-152.)

  (F) 10-135      -     Amendment No. 3 dated as of September 30, 1994 to Tax
                        Indemnification Agreement dated as of September 15,
                        1987, between Chrysler Consortium Corporation, as Owner
                        Participant, and Ohio Edison Company, as Lessee. (1994
                        Form 10-K, Exhibit 10-153.)

  (F) 10-136      -     Assignment, Assumption and Further Agreement dated as of
                        September 15, 1987, among The First National Bank of
                        Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium
                        Corporation, The Cleveland Electric Illuminating
                        Company, Duquesne Light Company, Ohio Edison Company,
                        Pennsylvania Power Company, and Toledo Edison Company.
                        (1987 Form 10-K, Exhibit 28-22.)

  (F) 10-137      -     Additional Support Agreement dated as of September 15,
                        1987, between The First National Bank of Boston, as
                        Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium
                        Corporation, and Ohio Edison Company. (1987 Form 10-K,
                        Exhibit 28-23.)

      10-138      -     Operating Agreement dated March 10, 1987 with respect to
                        Perry Unit No. 1 between the CAPCO Companies. (1987 Form
                        10-K, Exhibit 28-24.)

      10-139      -     Operating Agreement for Bruce Mansfield Units Nos. 1, 2
                        and 3 dated as of June 1, 1976, and executed on September 15, 1987, by and between the CAPCO Companies.
                        (1987 Form 10-K, Exhibit 28-25.)

      10-140      -     Operating Agreement for W. H. Sammis Unit No. 7 dated as
                        of September 1, 1971 by and between the CAPCO Companies.
                        (1987 Form 10-K, Exhibit 28-26.)

      10-141      -     OE-APS Power Interchange Agreement dated March 18, 1987,
                        by and among Ohio Edison Company and Pennsylvania Power
                        Company, and Monongahela Power Company and West Penn
                        Power Company and The Potomac Edison Company. (1987 Form
                        10-K, Exhibit 28-27.)

      10-142      -     OE-PEPCO Power Supply Agreement dated March 18, 1987, by
                        and among Ohio Edison Company and Pennsylvania Power
                        Company and Potomac Electric Power Company. (1987 Form
                        10-K, Exhibit 28-28.)

      10-143      -     Supplement No. 1 dated as of April 28, 1987, to the
                        OE-PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company, Pennsylvania Power
                        Company, and Potomac Electric Power Company. (1987 Form
                        10-K, Exhibit 28-29.)

      10-144      -     APS-PEPCO Power Resale Agreement dated March 18, 1987,
                        by and among Monongahela Power Company, West Penn Power
                        Company, and The Potomac Edison Company and Potomac
                        Electric Power Company. (1987 Form 10-K, Exhibit 28-30.)

  (A) 12.2        -     Consolidated fixed charge ratios.

  (A) 13.1        -     OE 2002 Annual Report to Stockholders (Only those
                        portions expressly incorporated by reference in this Form 10-K/A are to be deemed "filed" with the SEC.)

      21.1        -     List of Subsidiaries of the Registrant at December 31,
                        2002.

  (A) 23.1        -     Consent of Independent Auditors.

  (A) 31.1        -     Certification letter from chief executive officer, as
                        adopted pursuant to Section 302 of the Sarbanes-Oxley
                        Act.

  (A) 31.2        -     Certification letter from chief financial officer, as
                        adopted pursuant to Section 302 or the Sarbanes-Oxley
                        Act.

  (A) 32          -     Certification letter from chief executive officer and
                        chief financial officer, as adopted pursuant to Section
                        906 of the Sarbanes-Oxley Act.

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

3. EXHIBITS - COMMON EXHIBITS TO CEI AND TE

EXHIBIT
NUMBER
-------

      2(a)        -     Agreement and Plan of Merger between Ohio Edison and
                        Centerior Energy dated as of September 13, 1996 (Exhibit
                        (2)-1, Form S-4 File No. 333-21011, filed by
                        FirstEnergy).

      2(b)        -     Merger Agreement by and among Centerior Acquisition
                        Corp., FirstEnergy and Centerior (Exhibit (2)-3, Form
                        S-4 File No. 333-21011, filed by FirstEnergy).

      4(a)        -     Rights Agreement (Exhibit 4, June 25, 1996 Form 8-K,
                        File Nos. 1-9130, 1-2323 and 1-3583).

      4(b)(1)     -     Form of Note Indenture between Cleveland Electric,
                        Toledo Edison and The Chase Manhattan Bank, as Trustee dated as of June 13, 1997 (Exhibit 4(c), Form S-4 File
                        No. 333-35931, filed by Cleveland Electric and Toledo
                        Edison).

      4(b)(2)     -     Form of First Supplemental Note Indenture between
                        Cleveland Electric, Toledo Edison and The Chase
                        Manhattan Bank, as Trustee dated as of June 13, 1997
                        (Exhibit 4(d), Form S-4 File No. 333-35931, filed by
                        Cleveland Electric and Toledo Edison).

      10b(1)(a)   -     CAPCO Administration Agreement dated November 1, 1971,
                        as of September 14, 1967, among the CAPCO Group members regarding the organization and procedures for implementing the objectives of the CAPCO Group (Exhibit
                        5(p), Amendment No. 1, File No. 2-42230, filed by
                        Cleveland Electric).

      10b(1)(b)   -     Amendment No. 1, dated January 4, 1974, to CAPCO
                        Administration Agreement among the CAPCO Group members
                        (Exhibit 5(c)(3), File No. 2-68906, filed by Ohio
                        Edison).

      10b(2)      -     CAPCO Transmission Facilities Agreement dated November
                        1, 1971, as of September 14, 1967, among the CAPCO Group members regarding the installation, operation and maintenance of transmission facilities to carry out the objectives of the CAPCO Group (Exhibit 5(q), Amendment
                        No. 1, File No. 2-42230, filed by Cleveland Electric).

      10b(2)(1)   -     Amendment No. 1 to CAPCO Transmission Facilities
                        Agreement, dated December 23, 1993 and effective as of January 1, 1993, among the CAPCO Group members regarding requirements for payment of invoices at specified times, for payment of interest on non-timely paid invoices, for restricting adjustment of invoices after a four-year period, and for revising the method for computing the Investment Responsibility charge for use of a member's transmission facilities (Exhibit 10b(2)(1), 1993 Form
                        10-K, File Nos. 1-9130, 1-2323 and 1-3583).

      10b(3)      -     CAPCO Basic Operating Agreement As Amended January 1,
                        1993 among the CAPCO Group members regarding coordinated operation of the members' systems (Exhibit 10b(3), 1993
                        Form 10-K, File Nos. 1-9130, 1-2323 and 1-3583).

      10b(4)      -     Agreement for the Termination or Construction of Certain
                        Agreement By and Among the CAPCO Group members, dated
                        December 23, 1993 and effective as of September 1, 1980
                        (Exhibit 10b(4), 1993 Form 10-K, File Nos. 1-9130,
                        1-2323 and 1-3583).

      10b(5)      -     Construction Agreement, dated July 22, 1974, among the
                        CAPCO Group members and relating to the Perry Nuclear
                        Plant (Exhibit 5 (yy), File No. 2-52251, filed by Toledo
                        Edison).

      10b(6)      -     Contract, dated as of December 5, 1975, among the CAPCO
                        Group members for the construction of Beaver Valley Unit
                        No. 2 (Exhibit 5 (g), File No. 2-52996, filed by
                        Cleveland Electric).

      10b(7)      -     Amendment No. 1, dated May 1, 1977, to Contract, dated
                        as of December 5, 1975, among the CAPCO Group members for the construction of Beaver Valley Unit No. 2
                        (Exhibit 5(d)(4), File No. 2-60109, filed by Ohio
                        Edison).

      10d(1)(a)   -     Form of Collateral Trust Indenture among CTC Beaver
                        Valley Funding Corporation, Cleveland Electric, Toledo
                        Edison and Irving Trust Company, as Trustee (Exhibit
                        4(a), File No. 33-18755, filed by Cleveland Electric and
                        Toledo Edison).

      10d(1)(b)   -     Form of Supplemental Indenture to Collateral Trust
                        Indenture constituting Exhibit 10d(1)(a) above, including form of Secured Lease Obligation bond (Exhibit
                        4(b), File No. 33-18755, filed by Cleveland Electric and
                        Toledo Edison).

      10d(1)(c)   -     Form of Collateral Trust Indenture among Beaver Valley
                        II Funding Corporation, The Cleveland Electric
                        Illuminating Company and The Toledo Edison Company and
                        The Bank of New York, as Trustee (Exhibit (4)(a), File
                        No. 33-46665, filed by Cleveland Electric and Toledo
                        Edison).

      10d(1)(d)   -     Form of Supplemental Indenture to Collateral Trust
                        Indenture constituting Exhibit 10d(1)(c) above, including form of Secured Lease Obligation Bond (Exhibit
                        (4)(b), File No. 33-46665, filed by Cleveland Electric and Toledo Edison).

      10d(2)(a)   -     Form of Collateral Trust Indenture among CTC Mansfield
                        Funding Corporation, Cleveland Electric, Toledo Edison and IBJ Schroder Bank & Trust Company, as Trustee
                        (Exhibit 4(a), File No. 33-20128, filed by Cleveland
                        Electric and Toledo Edison).

      10d(2)(b)   -     Form of Supplemental Indenture to Collateral Trust
                        Indenture constituting Exhibit 10d(2)(a) above, including forms of Secured Lease Obligation bonds
                        (Exhibit 4(b), File No. 33-20128, filed by Cleveland
                        Electric and Toledo Edison).

      10d(3)(a)   -     Form of Facility Lease dated as of September 15, 1987
                        between The First National Bank of Boston, as Owner
                        Trustee under a Trust Agreement dated as of September
                        15, 1987 with the limited partnership Owner Participant named therein, Lessor, and Cleveland Electric and Toledo
                        Edison, Lessee (Exhibit 4(c), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

      10d(3)(b)   -     Form of Amendment No. 1 to Facility Lease constituting
                        Exhibit 10d(3)(a) above (Exhibit 4(e), File No.
                        33-18755, filed by Cleveland Electric and Toledo
                        Edison).

      10d(4)(a)   -     Form of Facility Lease dated as of September 15, 1987
                        between The First National Bank of Boston, as Owner
                        Trustee under a Trust Agreement dated as of September
                        15, 1987 with the corporate Owner Participant named therein, Lessor, and Cleveland Electric and Toledo
                        Edison, Lessees (Exhibit 4(d), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

      10d(4)(b)   -     Form of Amendment No. 1 to Facility Lease constituting
                        Exhibit 10d(4)(a) above (Exhibit 4(f), File No.
                        33-18755, filed by Cleveland Electric and Toledo
                        Edison).

      10d(5)(a)   -     Form of Facility Lease dated as of September 30, 1987
                        between Meridian Trust Company, as Owner Trustee under a
                        Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Lessor, and Cleveland
                        Electric and Toledo Edison, Lessees (Exhibit 4(c), File
                        No. 33-20128, filed by Cleveland Electric and Toledo
                        Edison).

      10d(5)(b)   -     Form of Amendment No. 1 to the Facility Lease
                        constituting Exhibit 10d(5)(a) above (Exhibit 4(f), File
                        No. 33-20128, filed by Cleveland Electric and Toledo
                        Edison).

      10d(6)(a)   -     Form of Participation Agreement dated as of September
                        15, 1987 among the limited partnership Owner Participant named therein, the Original Loan Participants listed in
                        Schedule 1 thereto, as Original Loan Participants, CTC
                        Beaver Valley Fund Corporation, as Funding Corporation,
                        The First National Bank of Boston, as Owner Trustee,
                        Irving Trust Company, as Indenture Trustee, and
                        Cleveland Electric and Toledo Edison, as Lessees
                        (Exhibit 28(a), File No. 33-18755, filed by Cleveland
                        Electric And Toledo Edison).

      10d(6)(b)   -     Form of Amendment No. 1 to Participation Agreement
                        constituting Exhibit 10d(6)(a) above (Exhibit 28(c),
                        File No. 33-18755, filed by Cleveland Electric and
                        Toledo Edison).

      10d(7)(a)   -     Form of Participation Agreement dated as of September
                        15, 1987 among the corporate Owner Participant named therein, the Original Loan Participants listed in
                        Schedule 1 thereto, as Owner Loan Participants, CTC
                        Beaver Valley Funding Corporation, as Funding
                        Corporation, The First National Bank of Boston, as Owner
                        Trustee, Irving Trust Company, as Indenture Trustee, and
                        Cleveland Electric and Toledo Edison, as Lessees
                        (Exhibit 28(b), File No. 33-18755, filed by Cleveland
                        Electric and Toledo Edison).

      10d(7)(b)   -     Form of Amendment No. 1 to Participation Agreement
                        constituting Exhibit 10d(7)(a) above (Exhibit 28(d),
                        File No. 33-18755, filed by Cleveland Electric and
                        Toledo Edison).

      10d(8)(a)   -     Form of Participation Agreement dated as of September
                        30, 1987 among the Owner Participant named therein, the Original Loan Participants listed in Schedule II thereto, as Owner Loan Participants, CTC Mansfield
                        Funding Corporation, Meridian Trust Company, as Owner
                        Trustee, IBJ Schroder Bank & Trust Company, as Indenture
                        Trustee, and Cleveland Electric and Toledo Edison, as
                        Lessees (Exhibit 28(a), File No. 33-0128, filed by
                        Cleveland Electric and Toledo Edison).

      10d(8)(b)   -     Form of Amendment No. 1 to the Participation Agreement
                        constituting Exhibit 10d(8)(a) above (Exhibit 28(b),
                        File No. 33-20128, filed by Cleveland Electric and
                        Toledo Edison).

      10d(9)      -     Form of Ground Lease dated as of September 15, 1987
                        between Toledo Edison, Ground Lessor, and The First
                        National Bank of Boston, as Owner Trustee under a Trust
                        Agreement dated as of September 15, 1987 with the Owner
                        Participant named therein, Tenant (Exhibit 28(e), File
                        No. 33-18755, filed by Cleveland Electric and Toledo
                        Edison).

      10d(10)     -     Form of Site Lease dated as of September 30, 1987
                        between Toledo Edison, Lessor, and Meridian Trust
                        Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Tenant (Exhibit 28(c), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

      10d(11)     -     Form of Site Lease dated as of September 30, 1987
                        between Cleveland Electric, Lessor, and Meridian Trust
                        Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Tenant (Exhibit 28(d), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

      10d(12)     -     Form of Amendment No. 1 to the Site Leases constituting
                        Exhibits 10d(10) and 10d(11) above (Exhibit 4(f), File
                        No. 33-20128, filed by Cleveland Electric and Toledo
                        Edison).

      10d(13)     -     Form of Assignment, Assumption and Further Agreement
                        dated as of September 15, 1987 among The First National
                        Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the Owner
                        Participant named therein, Cleveland Electric, Duquesne,
                        Ohio Edison, Pennsylvania Power and Toledo Edison
                        (Exhibit 28(f), File No. 33-18755, filed by Cleveland
                        Electric and Toledo Edison).

      10d(14)     -     Form of Additional Support Agreement dated as of
                        September 15, 1987 between The First National Bank of
                        Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the Owner Participant named therein, and Toledo Edison (Exhibit 28(g), File
                        No. 33-18755, filed by Cleveland Electric and Toledo
                        Edison).

      10d(15)     -     Form of Support Agreement dated as of September 30, 1987
                        between Meridian Trust Company, as Owner Trustee under a
                        Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Toledo Edison,
                        Cleveland Electric, Duquesne, Ohio Edison and
                        Pennsylvania Power (Exhibit 28(e), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

      10d(16)     -     Form of Indenture, Bill of Sale, Instrument of Transfer
                        and Severance Agreement dated as of September 30, 1987 between Toledo Edison, Seller, and The First National
                        Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the Owner
                        Participant named therein, Buyer (Exhibit 28(h), File
                        No. 33-18755, filed by Cleveland Electric and Toledo
                        Edison).

      10d(17)     -     Form of Bill of Sale, Instrument of Transfer and
                        Severance Agreement dated as of September 30, 1987 between Toledo Edison, Seller, and Meridian Trust
                        Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Buyer (Exhibit 28(f), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

      10d(18)     -     Form of Bill of Sale, Instrument of Transfer and
                        Severance Agreement dated as of September 30, 1987 between Cleveland Electric, Seller, and Meridian Trust
                        Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Buyer (Exhibit 28(g), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

      10d(19)     -     Forms of Refinancing Agreement, including exhibits
                        thereto, among the Owner Participant named therein, as Owner Participant, CTC Beaver Valley Funding
                        Corporation, as Funding Corporation, Beaver Valley II
                        Funding Corporation, as New Funding Corporation, The
                        Bank of New York, as Indenture Trustee, The Bank of New
                        York, as New Collateral Trust Trustee, and The Cleveland
                        Electric Illuminating Company and The Toledo Edison
                        Company, as Lessees (Exhibit (28)(e)(i), File No.
                        33-46665, filed by Cleveland Electric and Toledo
                        Edison).

      10d(20)(a)  -     Form of Amendment No. 2 to Facility Lease among Citicorp
                        Lescaman, Inc., Cleveland Electric and Toledo Edison
                        (Exhibit 10(a), Form S-4 File No. 333-47651, filed by
                        Cleveland Electric).

      10d(20)(b)  -     Form of Amendment No. 3 to Facility Lease among Citicorp
                        Lescaman, Inc., Cleveland Electric and Toledo Edison
                        (Exhibit 10(b), Form S-4 File No. 333-47651, filed by
                        Cleveland Electric).

      10d(21)(a)  -     Form of Amendment No. 2 to Facility Lease among US West
                        Financial Services, Inc., Cleveland Electric and Toledo
                        Edison (Exhibit 10(c), Form S-4 File No. 333-47651, filed by Cleveland Electric).

      10d(21)(b)  -     Form of Amendment No. 3 to Facility Lease among US West
                        Financial Services, Inc., Cleveland Electric and Toledo
                        Edison (Exhibit 10(d), Form S-4 File No. 333-47651, filed by Cleveland Electric).

      10d(22)     -     Form of Amendment No. 2 to Facility Lease among Midwest
                        Power Company, Cleveland Electric and Toledo Edison
                        (Exhibit 10(e), Form S-4 File No. 333-47651, filed by
                        Cleveland Electric).

      10e(1)      -     Centerior Energy Corporation Equity Compensation Plan
                        (Exhibit 99, Form S-8, File No. 33-59635).

3. EXHIBITS - CLEVELAND ELECTRIC ILLUMINATING (CEI)

      3a          -     Amended Articles of Incorporation of CEI, as amended,
                        effective May 28, 1993 (Exhibit 3a, 1993 Form 10-K, File
                        No. 1-2323).

      3b          -     Regulations of CEI, dated April 29, 1981, as amended
                        effective October 1, 1988 and April 24, 1990 (Exhibit
                        3b, 1990 Form 10-K, File No. 1-2323).

      3c          -     Amended and Restated Code of Regulations, dated March
                        15, 2002.

      (B)4b(1)    -     Mortgage and Deed of Trust between CEI and Guaranty
                        Trust Company of New York (now The Chase Manhattan Bank
                        (National Association)), as Trustee, dated July 1, 1940
                        (Exhibit 7(a), File No. 2-4450).

                        Supplemental Indentures between CEI and the Trustee, supplemental to Exhibit 4b(1), dated as follows:

      4b(2)       -     July 1, 1940 (Exhibit 7(b), File No. 2-4450).
      4b(3)       -     August 18, 1944 (Exhibit 4(c), File No. 2-9887).
      4b(4)       -     December 1, 1947 (Exhibit 7(d), File No. 2-7306).
      4b(5)       -     September 1, 1950 (Exhibit 7(c), File No. 2-8587).
      4b(6)       -     June 1, 1951 (Exhibit 7(f), File No. 2-8994).
      4b(7)       -     May 1, 1954 (Exhibit 4(d), File No. 2-10830).
      4b(8)       -     March 1, 1958 (Exhibit 2(a)(4), File No. 2-13839).
      4b(9)       -     April 1, 1959 (Exhibit 2(a)(4), File No. 2-14753).
      4b(10)      -     December 20, 1967 (Exhibit 2(a)(4), File No. 2-30759).
      4b(11)      -     January 15, 1969 (Exhibit 2(a)(5), File No. 2-30759).
      4b(12)      -     November 1, 1969 (Exhibit 2(a)(4), File No. 2-35008).
      4b(13)      -     June 1, 1970 (Exhibit 2(a)(4), File No. 2-37235).
      4b(14)      -     November 15, 1970 (Exhibit 2(a)(4), File No. 2-38460).
      4b(15)      -     May 1, 1974 (Exhibit 2(a)(4), File No. 2-50537).
      4b(16)      -     April 15, 1975 (Exhibit 2(a)(4), File No. 2-52995).
      4b(17)      -     April 16, 1975 (Exhibit 2(a)(4), File No. 2-53309).
      4b(18)      -     May 28, 1975 (Exhibit 2(c), June 5, 1975 Form 8-A, File
                        No. 1-2323).
      4b(19)      -     February 1, 1976 (Exhibit 3(d)(6), 1975 Form 10 K, File
                        No. 1-2323).

      4b(20)      -     November 23, 1976 (Exhibit 2(a)(4), File No. 2-57375).
      4b(21)      -     July 26, 1977 (Exhibit 2(a)(4), File No. 2-59401).
      4b(22)      -     September  7, 1977 (Exhibit 2(a)(5), File No. 2-67221).
      4b(23)      -     May 1, 1978 (Exhibit 2(b), June 30, 1978 Form 10-Q, File
                        No. 1-2323).
      4b(24)      -     September 1, 1979 (Exhibit 2(a), September 30, 1979 Form
                        10-Q, File No. 1-2323).
      4b(25)      -     April 1, 1980 (Exhibit 4(a)(2), September 30, 1980 Form
                        10-Q, File No. 1-2323).
      4b(26)      -     April 15, 1980 (Exhibit 4(b), September 30, 1980 Form
                        10-Q, File No. 1-2323).
      4b(27)      -     May 28, 1980 (Exhibit 2(a)(4), Amendment No. 1, File
                        No. 2-67221).
      4b(28)      -     June 9, 1980 (Exhibit 4(d), September 30, 1980 Form
                        10-Q, File No. 1-2323).
      4b(29)      -     December 1, 1980 (Exhibit 4(b)(29), 1980 Form 10-K, File
                        No. 1-2323).
      4b(30)      -     July 28, 1981 (Exhibit 4(a), September 30, 1981, Form
                        10-Q, File No. 1-2323).
      4b(31)      -     August 1, 1981 (Exhibit 4(b), September 30, 1981, Form
                        10-Q, File No. 1-2323).
      4b(32)      -     March 1, 1982 (Exhibit 4(b)(3), Amendment No. 1, File
                        No. 2-76029).
      4b(33)      -     July 15, 1982 (Exhibit 4(a), September 30, 1982 Form
                        10-Q, File No. 1-2323).
      4b(34)      -     September 1, 1982 (Exhibit 4(a)(1), September 30, 1982
                        Form 10-Q, File No. 1-2323).
      4b(35)      -     November 1, 1982 (Exhibit  (a)(2), September 30, 1982
                        Form 10-Q, File No. 1-2323).
      4b(36)      -     November 15, 1982 (Exhibit 4(b)(36), 1982 Form 10-K,
                        File No. 1-2323).
      4b(37)      -     May 24, 1983 (Exhibit 4(a), June 30, 1983 Form 10-Q,
                        File No. 1-2323).
      4b(38)      -     May 1, 1984 (Exhibit 4, June 30, 1984 Form 10-Q, File
                        No. 1-2323).
      4b(39)      -     May 23, 1984 (Exhibit 4, May 22, 1984 Form 8-K, File No.
                        1-2323).
      4b(40)      -     June 27, 1984 (Exhibit 4, June 11, 1984 Form 8-K, File
                        No. 1-2323).
      4b(41)      -     September 4, 1984 (Exhibit 4b(41), 1984 Form 10-K, File
                        No. 1-2323).
      4b(42)      -     November 14, 1984 (Exhibit 4b(42), 1984 Form 10 K, File
                        No. 1-2323).
      4b(43)      -     November 15, 1984 (Exhibit 4b(43), 1984 Form 10-K, File
                        No. 1-2323).
      4b(44)      -     April 15, 1985 (Exhibit 4(a), May 8, 1985 Form 8-K, File
                        No. 1-2323).
      4b(45)      -     May 28, 1985 (Exhibit 4(b), May 8, 1985 Form 8-K, File
                        No. 1-2323).
      4b(46)      -     August 1, 1985 (Exhibit 4, September 30, 1985 Form 10-Q,
                        File No. 1-2323).
      4b(47)      -     September 1, 1985 (Exhibit 4, September 30, 1985 Form
                        8-K, File No. 1-2323).
      4b(48)      -     November 1, 1985 (Exhibit 4, January 31, 1986 Form 8-K,
                        File No. 1-2323).
      4b(49)      -     April 15, 1986 (Exhibit 4, March 31, 1986 Form 10-Q,
                        File No. 1-2323).
      4b(50)      -     May 14, 1986 (Exhibit 4(a), June 30, 1986 Form 10-Q,
                        File No. 1-2323).
      4b(51)      -     May 15, 1986 (Exhibit 4(b), June 30, 1986 Form 10-Q,
                        File No. 1-2323).
      4b(52)      -     February 25, 1987 (Exhibit 4b(52), 1986 Form 10-K, File
                        No. 1-2323).
      4b(53)      -     October 15, 1987 (Exhibit 4, September 30, 1987 Form
                        10-Q, File No. 1-2323).
      4b(54)      -     February 24, 1988 (Exhibit 4b(54), 1987 Form 10-K, File
                        No. 1-2323).
      4b(55)      -     September 15, 1988 (Exhibit 4b(55), 1988 Form 10-K, File
                        No. 1-2323).
      4b(56)      -     May 15, 1989 (Exhibit 4(a)(2)(i), File No. 33-32724).
      4b(57)      -     June 13, 1989 (Exhibit 4(a)(2)(ii), File No. 33-32724).
      4b(58)      -     October 15, 1989 (Exhibit 4(a)(2)(iii), File No.
                        33-32724).
      4b(59)      -     January 1, 1990 (Exhibit 4b(59), 1989 Form 10-K, File
                        No. 1-2323).
      4b(60)      -     June 1, 1990 (Exhibit 4(a). September 30, 1990 Form
                        10-Q, File No. 1-2323).
      4b(61)      -     August 1, 1990 (Exhibit 4(b), September 30, 1990 Form
                        10-Q, File No. 1-2323).
      4b(62)      -     May 1, 1991 (Exhibit 4(a), June 30, 1991 Form 10-Q, File
                        No. 1-2323).
      4b(63)      -     May 1, 1992 (Exhibit 4(a)(3), File No. 33-48845).
      4b(64)      -     July 31, 1992 (Exhibit 4(a)(3), File No. 33-57292).
      4b(65)      -     January 1, 1993 (Exhibit 4b(65), 1992 Form 10-K, File
                        No. 1-2323).
      4b(66)      -     February 1, 1993 (Exhibit 4b(66), 1992 Form 10-K, File
                        No. 1-2323).
      4b(67)      -     May 20, 1993 (Exhibit 4(a), July 14, 1993 Form 8-K, File
                        No. 1-2323).
      4b(68)      -     June 1, 1993 (Exhibit 4(b), July 14, 1993 Form 8-K, File
                        No. 1-2323).
      4b(69)      -     September 15, 1994 (Exhibit 4(a), September 30, 1994
                        Form 10-Q, File No. 1-2323).
      4b(70)      -     May 1, 1995 (Exhibit 4(a), September 30, 1995 Form 10-Q,
                        File No. 1-2323).
      4b(71)      -     May 2, 1995 (Exhibit 4(b), September 30, 1995 Form 10-Q,
                        File No. 1-2323).
      4b(72)      -     June 1, 1995 (Exhibit 4(c), September 30, 1995 Form
                        10-Q, File No. 1-2323).
      4b(73)      -     July 15, 1995 (Exhibit 4b(73), 1995 Form 10-K, File No.
                        1-2323).
      4b(74)      -     August 1, 1995 (Exhibit 4b(74), 1995 Form 10-K, File No.
                        1-2323).
      4b(75)      -     June 15, 1997 (Exhibit 4(a), Form S-4 File No.
                        333-35931, filed by Cleveland Electric and Toledo
                        Edison).
      4b(76)      -     October 15, 1997 (Exhibit 4(a), Form S-4 File No.
                        333-47651, filed by Cleveland Electric).
      4b(77)      -     June 1, 1998 (Exhibit 4b(77), Form S-4 File No.
                        333-72891).
      4b(78)      -     October 1, 1998 (Exhibit 4b(78), Form S-4 File No.
                        333-72891).

      4b(79)      -     October 1, 1998 (Exhibit 4b(79), Form S-4 File No.
                        333-72891).
      4b(80)      -     February 24, 1999 (Exhibit 4b(80), Form S-4 File No.
                        333-72891).
      4b(81)      -     September 29, 1999. (Exhibit 4b(81), 1999 Form 10-K,
                        File No. 1-2323).
      4b(82)      -     January 15, 2000. (Exhibit 4b(82), 1999 Form 10-K, File
                        No. 1-2323).
      4b(83)      -     May 15, 2002
      4b(84)      -     October 1, 2002

      4d          -     Form of Note Indenture between Cleveland Electric and
                        The Chase Manhattan Bank, as Trustee dated as of October
                        24, 1997 (Exhibit 4(b), Form S-4 File No. 333-47651,
                        filed by Cleveland Electric).

      4d(1)       -     Form of Supplemental Note Indenture between Cleveland
                        Electric and The Chase Manhattan Bank, as Trustee dated as of October 24, 1997 (Exhibit 4(c), Form S-4 File No.
                        333-47651, filed by Cleveland Electric).

      10-1        -     Administration Agreement between the CAPCO Group dated
                        as of September 14, 1967. (Registration No. 2-43102,
                        Exhibit 5(c)(2).)

      10-2        -     Amendment No. 1 dated January 4, 1974 to Administration
                        Agreement between the CAPCO Group dated as of September
                        14, 1967. (Registration No. 2-68906, Exhibit 5(c)(3).)

      10-3        -     Transmission Facilities Agreement between the CAPCO
                        Group dated as of September 14, 1967. (Registration No.
                        2-43102, Exhibit 5(c)(3).)

      10-4        -     Amendment No. 1 dated as of January 1, 1993 to
                        Transmission Facilities Agreement between the CAPCO
                        Group dated as of September 14, 1967. (1993 Form 10-K,
                        Exhibit 10-4.)

      10-5        -     Agreement for the Termination or Construction of Certain
                        Agreements effective September 1, 1980, October 15, 1997
                        (Exhibit 4(a), Form S-4 File No. 333-47651, filed by
                        Cleveland Electric).

  (A) 12.3        -     Consolidated fixed charge ratios.

  (A) 13.2        -     CEI 2002 Annual Report to Stockholders. (Only those
                        portions expressly incorporated by reference in this Form 10-K/A are to be deemed "filed" with the SEC.)

      21.2        -     List of Subsidiaries of the Registrant at December 31,
                        2002.

  (A) 31.1        -     Certification letter from chief executive officer, as
                        adopted pursuant to Section 302 of the Sarbanes-Oxley
                        Act.

  (A) 31.2        -     Certification letter from chief financial officer, as
                        adopted pursuant to Section 302 or the Sarbanes-Oxley
                        Act.

  (A) 32          -     Certification letter from chief executive officer and
                        chief financial officer, as adopted pursuant to Section
                        906 of the Sarbanes-Oxley Act.

  (A) Provided herein in electronic format as an exhibit.

  (B)             -     Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of
                        Regulation S-K, CEI has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of CEI, but hereby agrees to furnish to the Commission on request any such instruments.

3. EXHIBITS - TOLEDO EDISON (TE)

EXHIBIT
NUMBER
-------

      3a          -     Amended Articles of Incorporation of TE, as amended
                        effective October 2, 1992 (Exhibit 3a, 1992 Form 10-K,
                        File No. 1-3583).

      3b          -     Amended and Restated Code of Regulations, dated March
                        15, 2002. (2001 Form 10-K, Exhibit 3b)

      (B)4b(1)    -     Indenture, dated as of April 1, 1947, between TE and The
                        Chase National Bank of the City of New York (now The
                        Chase Manhattan Bank (National Association)) (Exhibit
                        2(b), File No. 2-26908).

      4b(2)       -     September 1, 1948 (Exhibit 2(d), File No. 2-26908).
      4b(3)       -     April 1, 1949 (Exhibit 2(e), File No. 2-26908).
      4b(4)       -     December 1, 1950 (Exhibit 2(f), File No. 2-26908).
      4b(5)       -     March 1, 1954 (Exhibit 2(g), File No. 2-26908).
      4b(6)       -     February 1, 1956 (Exhibit 2(h), File No. 2-26908).
      4b(7)       -     May 1, 1958 (Exhibit 5(g), File No. 2-59794).
      4b(8)       -     August 1, 1967 (Exhibit 2(c), File No. 2-26908).
      4b(9)       -     November 1, 1970 (Exhibit 2(c), File No. 2-38569).
      4b(10)      -     August 1, 1972 (Exhibit 2(c), File No. 2-44873).
      4b(11)      -     November 1, 1973 (Exhibit 2(c), File No. 2-49428).
      4b(12)      -     July 1, 1974 (Exhibit 2(c), File No. 2-51429).
      4b(13)      -     October 1, 1975 (Exhibit 2(c), File No. 2-54627).
      4b(14)      -     June 1, 1976 (Exhibit 2(c), File No. 2-56396).
      4b(15)      -     October 1, 1978 (Exhibit 2(c), File No. 2-62568).
      4b(16)      -     September 1, 1979 (Exhibit 2(c), File No. 2-65350).
      4b(17)      -     September 1, 1980 (Exhibit 4(s), File No. 2-69190).
      4b(18)      -     October 1, 1980 (Exhibit 4(c), File No. 2-69190).
      4b(19)      -     April 1, 1981 (Exhibit 4(c), File No. 2-71580).
      4b(20)      -     November 1, 1981 (Exhibit 4(c), File No. 2-74485).
      4b(21)      -     June 1, 1982 (Exhibit 4(c), File No. 2-77763).
      4b(22)      -     September 1, 1982 (Exhibit 4(x), File No. 2-87323).
      4b(23)      -     April 1, 1983 (Exhibit 4(c), March 31, 1983, Form 10-Q,
                        File No. 1-3583).
      4b(24)      -     December 1, 1983 (Exhibit 4(x), 1983 Form 10-K, File No.
                        1-3583).
      4b(25)      -     April 1, 1984 (Exhibit 4(c), File No. 2-90059).
      4b(26)      -     October 15, 1984 (Exhibit 4(z), 1984 Form 10-K, File No.
                        1-3583).
      4b(27)      -     October 15, 1984 (Exhibit 4(aa), 1984 Form 10-K, File
                        No. 1-3583).
      4b(28)      -     August 1, 1985 (Exhibit 4(dd), File No. 33-1689).
      4b(29)      -     August 1, 1985 (Exhibit 4(ee), File No. 33-1689).
      4b(30)      -     December 1, 1985 (Exhibit 4(c), File No. 33-1689).
      4b(31)      -     March 1, 1986 (Exhibit 4b(31), 1986 Form 10-K, File No.
                        1-3583).
      4b(32)      -     October 15, 1987 (Exhibit 4, September 30, 1987 Form
                        10-Q, File No. 1-3583).
      4b(33)      -     September 15, 1988 (Exhibit 4b(33), 1988 Form 10-K, File
                        No. 1-3583).
      4b(34)      -     June 15, 1989 (Exhibit 4b(34), 1989 Form 10-K, File No.
                        1-3583).
      4b(35)      -     October 15, 1989 (Exhibit 4b(35), 1989 Form 10-K, File
                        No. 1-3583).
      4b(36)      -     May 15, 1990 (Exhibit 4, June 30, 1990 Form 10-Q, File
                        No. 1-3583).
      4b(37)      -     March 1, 1991 (Exhibit 4(b), June 30, 1991 Form 10-Q,
                        File No. 1-3583).
      4b(38)      -     May 1, 1992 (Exhibit 4(a)(3), File No. 33-48844).
      4b(39)      -     August 1, 1992 (Exhibit 4b(39), 1992 Form 10-K, File No.
                        1-3583).
      4b(40)      -     October 1, 1992 (Exhibit 4b(40), 1992 Form 10-K, File
                        No. 1-3583).
      4b(41)      -     January 1, 1993 (Exhibit 4b(41), 1992 Form 10-K, File
                        No. 1-3583).
      4b(42)      -     September 15, 1994 (Exhibit 4(b), September 30, 1994
                        Form 10-Q, File No. 1-3583).
      4b(43)      -     May 1, 1995 (Exhibit 4(d), September 30, 1995 Form 10-Q,
                        File No. 1-3583).
      4b(44)      -     June 1, 1995 (Exhibit 4(e), September 30, 1995 Form
                        10-Q, File No. 1-3583).
      4b(45)      -     July 14, 1995 (Exhibit 4(f), September 30, 1995 Form
                        10-Q, File No. 1-3583).
      4b(46)      -     July 15, 1995 (Exhibit 4(g), September 30, 1995 Form
                        10-Q, File No. 1-3583).
      4b(47)      -     August 1, 1997 (Exhibit 4b(47), 1998 Form 10-K, File No.
                        1-3583).
      4b(48)      -     June 1, 1998 (Exhibit 4b (48), 1998 Form 10-K, File No.
                        1-3583).
      4b(49)      -     January 15, 2000 (Exhibit 4b(49), 1999 Form 10-K, File
                        No. 1-3583).
      4b(50)      -     May 1, 2000 (Exhibit 4b(50), 2000 Form 10-K, File No.
                        1-3583).
      4b(51)      -     September 1, 2000
      4b(52)      -     October 1, 2002

  (A) 12.4        -     Consolidated fixed charge ratios.

  (A) 13.3        -     TE 2002 Annual Report to Stockholders. (Only those
                        portions expressly incorporated by reference in this Form 10-K/A are to be deemed "filed" with the SEC.)

      21.3        -     List of Subsidiaries of the Registrant at December 31,
                        2002.

  (A) 31.1        -     Certification letter from chief executive officer, as
                        adopted pursuant to Section 302 of the Sarbanes-Oxley
                        Act.

  (A) 31.2        -     Certification letter from chief financial officer, as
                        adopted pursuant to Section 302 of the Sarbanes-Oxley
                        Act.

  (A) 32          -     Certification letter from chief executive officer and
                        chief financial officer, as adopted pursuant to Section
                        906 of the Sarbanes-Oxley Act.

  (A) Provided herein in electronic format as an exhibit.

  (B)             -     Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of
                        Regulation S-K, TE has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of TE, but hereby agrees to furnish to the Commission on request any such instruments.

(B) REPORTS ON FORM 8-K

      FIRSTENERGY-

      FirstEnergy filed twenty-four reports on Form 8-K since September 30, 2002. A report dated October 7, 2002 reported updated cost and schedule estimates associated with efforts to return Davis-Besse Nuclear Power Station to service. A report dated October 31, 2002 reported updated information associated with Davis-Besse restoration efforts. A report dated December 2, 2002 reported the merger of the GPU Employees Savings Plan into the FirstEnergy System Savings Plan. A report dated December 3, 2002 reported updated FirstEnergy 2003 earnings guidance. A report dated December 20, 2002 reported that FirstEnergy subsidiaries would retain ownership of four power plants previously planned to be sold. A report dated January 17, 2003 reported updated information related with efforts to prepare Davis-Besse for a safe and reliable return to service and the updated schedule for JCP&L rate proceedings. A report dated January 21, 2003 reported that the Pennsylvania Supreme Court denied further appeals of the February 21, 2002 Pennsylvania Commonwealth Court decision, which effectively affirmed the Pennsylvania Public Utility Commission's order approving the FirstEnergy and GPU merger, let stand the Commonwealth Court's denial of PLR relief for Met-Ed and Penelec and remanded the merger savings issue back to the PPUC. A report dated March 11, 2003 reported updated Davis-Besse information including the installation of the new reactor head on the reactor vessel. A report dated March 17, 2003 reported updated Davis-Besse information, the filing of a $2 billion shelf registration with the SEC and the status of the JCP&L rate proceedings. A report dated March 18, 2003 reported NJBPU audit results of JCP&L restructuring-related deferrals. A report dated April 16, 2003 reported updated Davis-Besse information. A report dated April 18, 2003 reported FirstEnergy's divestiture of its Argentina operations through the abandonment of its investment resulting in a second quarter 2003 charge to net income of $63 million. A report dated May 1, 2003 reported FirstEnergy's first quarter 2003 results and other updated information including Davis-Besse updated ready for restart schedule. A report dated May 9, 2003 reported updated Davis-Besse information and a JCP&L rate proceedings update. A report dated May 9, 2003, reported the filing of the Form 10-K/A Amendment No. 1. A report dated May 22, 2003, reported an agreement to sell FirstEnergy's 20.1% interest in United Kingdom-based Aquila Sterling Limited, the owner of Midlands Electricity. A report dated June 5, 2003 reported updated Davis-Besse information. A report dated June 11, 2003, reported a letter filed with a Pennsylvania Public Utility Commission Administrative Law Judge which voids a prior stipulation. A report dated June 27, 2003, reported JCP&L's signing of a settlement agreement with certain parties in its base rate case proceeding. A report dated July 24, 2003, reported updates to the schedule and cost estimates for Davis-Besse. A reported dated July 25, 2003 reported the New Jersey Board of Public Utilities decision on JCP&L's rate proceedings. A report dated August 5, 2003 reported FirstEnergy's second quarter 2003 earnings results and other information. A report dated August 5, 2003 reported the pending restatement of 2002 FE, OE, CEI and TE financial statements and restatement and reaudit of 2001 CEI and TE financial statements. A report dated August 7, 2003 reported the pending restatement and reaudit of 2000 CEI and TE financial statements. A report dated August 8, 2003 reported a U.S. District Court ruling with respect to the W. H. Sammis Plant under the Clean Air Act.

OE

            OE filed two reports on Form 8-K since March 31, 2003. A report dated August 5, 2003 reported the pending restatement of 2002 FE, OE, CEI and TE financial statements. A report dated August 8, 2003 reported a U.S. District Court ruling with respect to the W. H. Sammis Plant under the Clean Air Act.

None.

CEI

            CEI filed thirteen reports on Form 8-K since September 30, 2002. A report dated October 7, 2002 reported updated cost and schedule estimates associated with efforts to return Davis-Besse Nuclear Power Station to service. A report dated October 31, 2002 reported updated information associated with Davis-Besse restoration efforts. A report dated December 20, 2002 reported that FirstEnergy subsidiaries would retain ownership of four power plants previously planned to be sold. A report dated January 17, 2003 reported updated information related with efforts to prepare Davis-Besse for a safe and reliable return to service. A report dated March 11, 2003 reported updated Davis-Besse information including the installation of the new reactor head on the reactor vessel. A report dated March 17, 2003 reported updated Davis-Besse information. A report dated April 16, 2003 reported updated Davis-Besse information. A report dated May 1, 2003 reported FirstEnergy's first quarter 2003 results and other updated information including Davis-Besse updated ready for restart schedule. A report dated May 9, 2003 reported updated Davis-Besse information. A report dated June 5, 2003 reported updated Davis Besse information. A report dated July 24, 2003, reported updates to the schedule and cost estimates for Davis Besse. A report dated August 5, 2003 reported the pending restatement of 2002 FE, OE, CEI and TE financial statements and restatement and reaudit of 2001 CEI and TE financial statements. A report dated August 7, 2003 reported the pending restatement and reaudit of 2000 CEI and TE financial statements.

TE

            TE filed thirteen reports on Form 8-K since September 30, 2002. A report dated October 7, 2002 reported updated cost and schedule estimates associated with efforts to return Davis-Besse Nuclear Power Station to service. A report dated October 31, 2002 reported updated information associated with Davis-Besse restoration efforts. A report dated December 20, 2002 reported that FirstEnergy subsidiaries would retain ownership of four power plants previously planned to be sold. A report dated January 17, 2003 reported updated information related with efforts to prepare Davis-Besse for a safe and reliable return to service. A report dated March 11, 2003 reported updated Davis-Besse information including the installation of the new reactor head on the reactor vessel. A report dated March 17, 2003 reported updated Davis-Besse information. A report dated April 16, 2003 reported updated Davis-Besse information. A report dated May 1, 2003 reported FirstEnergy's first quarter 2003 results and other updated information including Davis-Besse updated ready for restart schedule. A report dated May 9, 2003 reported updated Davis-Besse information. A report dated June 5, 2003 reported updated Davis Besse information. A report dated July 24, 2003, reported updates to the schedule and cost estimates for Davis Besse. A report dated August 5, 2003 reported the pending restatement of 2002 FE, OE, CEI and TE financial statements and restatement and reaudit of 2001 CEI and TE financial statements. A report dated August 7, 2003 reported the pending restatement and reaudit of 2000 CEI and TE financial statements.

                       REPORT OF INDEPENDENT AUDITORS ON
                         FINANCIAL STATEMENT SCHEDULES


To the Stockholders and Board of Directors of The Cleveland Electric Illuminating Company:

Our audits of the consolidated financial statements referred to in our report dated August 18, 2003 appearing in the restated 2002 Annual Report to Shareholders of The Cleveland Electric Illuminating Company (which report and consolidated financial statements are incorporated by reference in this Form 10-K/A) also included an audit of the financial statement schedules listed in
Item 15(a)(2) of this Form 10-K/A. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP
Cleveland, Ohio
August 18, 2003

                       REPORT OF INDEPENDENT AUDITORS ON
                         FINANCIAL STATEMENT SCHEDULES


To the Stockholders and Board of Directors of The Toledo Edison Company:

Our audits of the consolidated financial statements referred to in our report dated August 18, 2003 appearing in the restated 2002 Annual Report to Shareholders of The Toledo Edison Company (which report and consolidated financial statements are incorporated by reference in this Form 10-K/A) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP
Cleveland, Ohio
August 18, 2003

                                                                     SCHEDULE II

                  THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                   ADDITIONS
                                                             --------------------
                                                                          CHARGED
                                                 BEGINNING    CHARGED    TO OTHER                 ENDING
            DESCRIPTION                           BALANCE    TO INCOME   ACCOUNTS    DEDUCTIONS   BALANCE
            -----------                          ---------   ---------   --------    ----------   -------
                                                                      (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2002:

   Accumulated provision for
      uncollectible accounts..................     $1,015     $     --    $   --       $   --     $1,015
                                                   ======     ========    ======       ======     ======


YEAR ENDED DECEMBER 31, 2001:

   Accumulated provision for
      uncollectible accounts..................     $1,000     $     15    $   --       $   --     $1,015
                                                   ======     ========    ======       ======     ======


YEAR ENDED DECEMBER 31, 2000:

   Accumulated provision for
      uncollectible accounts..................     $1,000    $      --    $   --       $   --     $1,000
                                                   ======    =========    ======       ======     ======

                                                                     SCHEDULE II

                           THE TOLEDO EDISON COMPANY

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                   ADDITIONS
                                                             --------------------
                                                                          CHARGED
                                                 BEGINNING    CHARGED    TO OTHER                         ENDING
            DESCRIPTION                           BALANCE    TO INCOME   ACCOUNTS          DEDUCTIONS     BALANCE
            -----------                          ---------   ---------   --------          ----------     -------
                                                                      (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2002:

   Accumulated provision for
      uncollectible accounts..................  $       2    $      --    $      --        $      --      $       2
                                                =========    =========    =========        =========      =========


YEAR ENDED DECEMBER 31, 2001:

   Accumulated provision for
      uncollectible accounts..................  $      --    $       2    $      --        $      --      $       2
                                                =========    =========    =========        =========      =========


YEAR ENDED DECEMBER 31, 2000:

   Accumulated provision for
      uncollectible accounts..................  $      --    $      --    $      --        $      --      $      --
                                                =========    =========    =========        =========      =========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FIRSTENERGY CORP.
                                                        Registrant

                                                   OHIO EDISON COMPANY
                                                        Registrant

                                                  THE CLEVELAND ELECTRIC
                                                   ILLUMINATING COMPANY
                                                        Registrant

                                                THE TOLEDO EDISON COMPANY
                                                        Registrant




                                                   /s/Harvey L. Wagner
                                         ---------------------------------------
                                                     Harvey L. Wagner
                                                Vice President, Controller
                                               and Chief Accounting Officer


Date: August 18, 2003