Form 10-K/A
period 2002-12-31
CLEVELAND ELECTRIC ILLUMINATING CO
filed 2003-09-24
CIK 20947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

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

    FOR THE TRANSITION PERIOD FROM ___________________ TO _____________________

COMMISSION              REGISTRANT; STATE OF INCORPORATION;                I.R.S. EMPLOYER
FILE NUMBER                ADDRESS; AND TELEPHONE NUMBER                  IDENTIFICATION NO.
-----------          -------------------------------------------          ------------------
  1-2323             THE CLEVELAND ELECTRIC ILLUMINATING COMPANY               34-0150020
                     (AN OHIO CORPORATION)
                     76 SOUTH MAIN STREET
                     AKRON, OH 44308
                     TELEPHONE (800)736-3402

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                     NAME OF EACH EXCHANGE
     REGISTRANT                         TITLE OF EACH CLASS                           ON WHICH REGISTERED
     ----------                         -------------------                          ---------------------
The Cleveland Electric       Cumulative Serial Preferred Stock, without
Illuminating Company         par value:
                                      $7.40 Series A                             Both series registered on New
                                      Adjustable Rate, Series L                  York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes [X] No [ ]

         State the aggregate market value of the common stock held by non-affiliates of the registrant: None.

         Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date:

                                                                                OUTSTANDING
                         CLASS                                             AS OF MARCH 24, 2003
                         -----                                             --------------------
The Cleveland Electric Illuminating Company, no par value                       79,590,689

                                EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2002 (the "Report") to correct certain typographical and minor computational errors in Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION and Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of the Report (filed originally as part of Exhibit 13 to the Report). This Amendment has no effect on previously reported results of operations or financial position.

The complete amended and restated Item 7, which is included in its entirety below, reflects the following corrections:

Under the heading "Restatements":

     Under the subheading "Above-Market Lease Costs":

         In the table following the sixth paragraph, the total transition cost amortization is corrected as follows:

                                 (IN MILLIONS)
             AS ORIGINALLY FILED                AS CORRECTED
             -------------------                ------------
2003               $  71                            $169
2004                 102                             190
2005                 161                             217
2006                  74                             128
2007                 125                             145
2008                 213                             163
2009                  55                              43

Under the heading "Results of Operations":

     Under the subheading "Operating Expenses and Taxes":

         In the second sentence of the first paragraph, total 2001 operating expenses and taxes of $173.3 million should have read $185.7 million.

         In the table, the change in 2001 operating expenses and taxes is corrected as follows:

                                                 (IN MILLIONS)
                             AS ORIGINALLY FILED                AS CORRECTED
                             -------------------                ------------
Income taxes                         10.1                            (2.3)
Total operating expenses
  and taxes                        (173.3)                         (185.7)

         In the second sentence of the third paragraph, the decrease in nuclear operating costs in 2001 of $11.4 million should have read $11.8 million.

Under the heading "Capital Resources and Liquidity":

     Under the subheading "Cash Flows from Operating Activities":

         The Operating Cash Flow table is corrected as follows:

                                                              (IN MILLIONS)
                                             2002                                       2001
                             AS ORIGINALLY FILED   AS CORRECTED          AS ORIGINALLY FILED   AS CORRECTED
                             -------------------   ------------          -------------------   ------------
Cash earnings                       $319.3            $326.5                  $ 473.4            $ 467.6
Working capital and other             (2.1)             (9.3)                  (107.9)            (102.1)

The complete amended and restated Item 8, which is included in its entirety below, reflects the following corrections:

NOTES TO FINANCIAL STATEMENTS:

Under Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Under the subheading "(M) RESTATEMENTS":

     Under the subheading "Above-Market Lease Costs":

         In the table following the sixth paragraph, the total transition cost amortization is corrected as follows:

                              (IN MILLIONS)
             AS ORIGINALLY FILED         AS CORRECTED
             -------------------         ------------
2003               $  71                     $169
2004                 102                      190
2005                 161                      217
2006                  74                      128
2007                 125                      145
2008                 213                      163
2009                  55                       43

EXHIBIT 12.3 CONSOLIDATED RATIO OF EARNINGS TO FIXED CHARGES

As a result of the restatements, the fixed charge ratios exhibit has been revised.

                                   FORM 10-K/A
                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I

    Item  1.  Business....................................................................................    *
                Recent Developments.......................................................................    *
                  Environmental Matters...................................................................    *
                  Regulatory Matters......................................................................    *
                  International Operations................................................................    *
                  Other Matters...........................................................................    *
                The Company...............................................................................    *
                Divestitures..............................................................................    *
                  International Operations................................................................    *
                  Generating Assets.......................................................................    *
                Utility Regulation........................................................................    *
                  PUCO Rate Matters.......................................................................    *
                  NJBPU Rate Matters......................................................................    *
                  PPUC Rate Matters.......................................................................    *
                  FERC Rate Matters.......................................................................    *
                  Regulatory Accounting...................................................................    *
                Capital Requirements......................................................................    *
                Met-Ed Capital Trust and Penelec Capital Trust............................................    *
                Nuclear Regulation........................................................................    *
                Nuclear Insurance.........................................................................    *
                Environmental Matters.....................................................................    *
                  Air Regulation..........................................................................    *
                  Water Regulation........................................................................    *
                  Waste Disposal..........................................................................    *
                  Summary.................................................................................    *
                Fuel Supply...............................................................................    *
                System Capacity and Reserves..............................................................    *
                Regional Reliability......................................................................    *
                Competition...............................................................................    *
                Research and Development..................................................................    *
                Executive Officers........................................................................    *
                FirstEnergy Website.......................................................................    *

    Item  2.  Properties..................................................................................    *

    Item  3.  Legal Proceedings...........................................................................    *

    Item  4.  Submission of Matters to a Vote of Security Holders.........................................    *

PART II

    Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters.......................    *

    Item  6.  Selected Financial Data.....................................................................    *

    Item  7.  Management's Discussion and Analysis of Results of Operations and Financial Condition ......    1

    Item  8.  Financial Statements and Supplementary Data.................................................   15

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

    Item 13.  Certain Relationships and Related Transactions..............................................    *

    Item 14.  Controls and Procedures.....................................................................    *

PART IV

    Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................   40

* Indicates the items that have not been revised and are not included in this Form 10-K/A. Reference is made to the original 10-K, as previously amended, for the complete text of such items.

THE FOLLOWING ITEM HAS BEEN AMENDED IN THIS AMENDMENT NO. 2:

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                           MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

                  This discussion includes forward-looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements typically contain, but are not limited to, the terms "anticipate", "potential," "expect", "believe", "estimate" and similar words. Actual results may differ materially due to the speed and nature of increased competition and deregulation in the electric utility industry, economic or weather conditions affecting future sales and margins, changes in markets for energy services, changing energy and commodity market prices, replacement power costs being higher than anticipated or inadequately hedged, maintenance costs being higher than anticipated, legislative and regulatory changes (including revised environmental requirements), availability and cost of capital, inability of the Davis-Besse Nuclear Power Station to restart (including because of an inability to obtain a favorable final determination from the Nuclear Regulatory Commission) in the fall of 2003, inability to accomplish or realize anticipated benefits from strategic goals, further investigation into the causes of the August 14, 2003, power outage, and other similar factors.

CORPORATE SEPARATION

                  Beginning on January 1, 2001, Ohio customers were able to choose their electricity suppliers as a result of legislation which restructured the electric utility industry. That legislation required unbundling the price for electricity into its component elements - including generation, transmission, distribution and transition charges. CEI continues to deliver power to homes and businesses through its existing distribution system and maintain the "provider of last resort" (PLR) obligations under its transition plan. As a result of the transition plan, FirstEnergy's electric utility operating companies (EUOC) entered into power supply agreements whereby FirstEnergy Solutions Corp. (FES) purchases all of the EUOC nuclear generation, and leases EUOC fossil generating facilities. CEI is a "full requirements" customer of FES to enable it to meet its PLR responsibilities in its respective service area.

                  The effect on CEI's reported results of operations during 2001 from FirstEnergy's corporate separation plan and our sale of transmission assets to American Transmission Systems, Inc. (ATSI) in September 2000, are summarized in the following tables:

CORPORATE RESTRUCTURING - 2001 INCOME STATEMENT EFFECTS
INCREASE (DECREASE)

                                             CORPORATE
                                             SEPARATION         ATSI            TOTAL
                                             ----------         -----          -------
                                                            (IN MILLIONS)
Operating Revenues:
  Power supply agreement with FES........     $ 334.1           $  --          $ 334.1
  Generating units rent..................        59.1              --             59.1
  Ground lease with ATSI.................          --             2.8              2.8
--------------------------------------------------------------------------------------
  TOTAL OPERATING REVENUES EFFECT........     $ 393.2           $ 2.8          $ 396.0
======================================================================================
Operating Expenses and Taxes:
  Fossil fuel costs......................     $ (97.6)(a)       $  --          $ (97.6)
  Purchased power costs..................       597.4 (b)          --            597.4
  Other operating costs..................       (90.7)(a)        13.9 (d)        (76.8)
  Provision for depreciation and
    amortization ........................          --            (5.9)(e)         (5.9)
  General taxes..........................        (3.2)(c)        (9.3)(e)        (12.5)
  Income taxes...........................        (4.9)            3.4             (1.5)
--------------------------------------------------------------------------------------
  TOTAL OPERATING EXPENSES EFFECT........     $ 401.0           $ 2.1          $ 403.1
======================================================================================
OTHER INCOME.............................     $    --           $ 4.8 (f)      $   4.8
======================================================================================

(a)  Transfer of fossil operations to FirstEnergy Generation Company (FGCO).

(b)  Purchased power from power supply agreement (PSA).

(c)  Payroll taxes related to employees transferred to FGCO.

(d)  Transmission services received from ATSI.

(e) Depreciation and property taxes related to transmission assets sold to ATSI.

(f)  Interest on note receivable from ATSI.

RESTATEMENTS

                  As further discussed in Note 1(M) to the Consolidated Financial Statements, the Company is restating its consolidated financial statements for the three years ended December 31, 2002. The revisions principally reflect a change in the method of amortizing costs being recovered through the Ohio transition plan and recognition of above-market values of certain leased generation facilities.

         Transition Cost Amortization

                  As discussed under Regulatory Plan in Note 1(C) to the Consolidated Financial Statements, CEI recovers transition costs, including regulatory assets, through an approved transition plan filed under Ohio's electric utility restructuring legislation. The plan, which was approved in July 2000, provides for the recovery of costs from January 1, 2001 through a fixed number of kilowatt-hour sales to all customers that continue to receive regulated transmission and distribution service, which is expected to end in 2009.

                  The Company amortizes transition costs using the effective interest method. The amortization schedules originally developed at the beginning of the transition plan in 2001 in applying this method were based on total transition revenues, including revenues designed to recover costs which have not yet been incurred or that were recognized on the regulatory financial statements (fair value purchase accounting adjustments), but not in the financial statements prepared under generally accepted accounting principles
(GAAP). The Company has revised the amortization schedules under the effective interest method to consider only revenues relating to transition regulatory assets recognized on the GAAP balance sheet. The impact of this change will result in higher amortization of these regulatory assets the first several years of the transition cost recovery period, compared with the method previously applied. The change in method results in no change in total amortization of previously recorded regulatory assets recovered under the transition period through the end of 2009.

         Above-Market Lease Costs

                  In 1997, FirstEnergy Corp. was formed through a merger between OE and Centerior Energy Corporation (Centerior). The merger was accounted for as an acquisition of Centerior, the parent company of CEI, under the purchase accounting rules of Accounting Principles Board (APB) Opinion No. 16. In connection with the reassessment of the accounting for the transition plan, the Company reassessed its accounting for the Centerior purchase and determined that above-market lease liabilities should have been recorded at the time of the merger. Accordingly, the Company has restated its financial statistics to record additional adjustments associated with the 1997 merger between OE and Centerior to reflect certain above-market lease liabilities for Beaver Valley Unit 2 and the Bruce Mansfield Plant, for which CEI had previously entered into sale-leaseback arrangements. The Company recorded an increase in goodwill related to the above-market lease costs for Beaver Valley Unit 2 since regulatory accounting for nuclear generating assets had been discontinued prior to the merger date and it was determined that this additional consideration would have increased goodwill at the date of the merger. The corresponding impact of the above-market lease liability for the Bruce Mansfield Plant was recorded as a regulatory asset because regulatory accounting had not been discontinued at that time for the fossil generating assets and recovery of these liabilities was provided under the transition plan.

                  The total above-market lease obligation of $611 million associated with Beaver Valley Unit 2 will be amortized through the end of the lease term in 2017 (approximately $31.2 million annually). The additional goodwill has been recorded effective as of the merger date, and amortization has been recorded through 2001, when goodwill amortization ceased with the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." The total above-market lease obligation of $457 million associated with the Bruce Mansfield Plant is being reversed through the end of 2016 (approximately $29.0 million annually). Before the start of the transition plan in fiscal 2001, the regulatory asset would have been amortized at the same rate as the lease obligation resulting in no impact to net income. Beginning in 2001, the unamortized regulatory asset has been included in the Company's revised amortization schedule for regulatory assets and amortized through the end of the recovery period in 2009.

                  The Company has reflected the impact of the accounting for the period from the merger in 1997 through 1999 as a cumulative effect adjustment of $23.6 million to retained earnings as of January 1, 2000. The after-tax effects of these items in the three years ended December 31, 2002, were as follows:

INCOME STATEMENT EFFECTS
   INCREASE (DECREASE)

                                                   TRANSITION           REVERSAL
                                                      COST              OF LEASE
                                                  AMORTIZATION        OBLIGATIONS(1)        TOTAL
                                                 -------------        --------------       --------
                                                                      (IN THOUSANDS)
Year ended December 31, 2002
   Nuclear operating expenses                    $          --          $ (31,200)         $(31,200)
   Other operating expenses                                 --            (29,000)          (29,000)
   Provision for depreciation and amortization          52,000             51,300           103,300
   Income taxes                                        (21,945)             3,744           (18,201)
                                                 -------------          ---------          --------
   Total expense                                      $ 30,055          $  (5,156)         $ 24,899
                                                 =============          =========          ========

   Net income effect                                  $(30,055)         $   5,156          $(24,899)
                                                 =============          =========          ========

Year ended December 31, 2001
   Nuclear operating expenses                    $          --          $ (31,200)         $(31,200)
   Other operating expenses                                 --            (29,000)          (29,000)
   Provision for depreciation and amortization          53,600             56,100           109,700
   Income taxes                                        (18,714)             1,412           (17,302)
                                                 -------------          ---------          --------
   Total expense                                 $      34,886          $  (2,688)         $ 32,198
                                                 =============          =========          ========

   Net income effect                             $     (34,886)         $   2,688          $(32,198)
                                                 =============          =========          ========

Year ended December 31, 2000
   Nuclear operating expenses                    $          --          $ (31,200)         $(31,200)
   Other operating expenses                                 --                 --                --
   Provision for depreciation and amortization              --              9,000             9,000
   Income taxes                                             --             12,974            12,974
                                                 -------------          ---------          --------
   Total expense                                 $          --          $  (9,226)         $ (9,226)
                                                 =============          =========          ========

   Net income effect                             $          --          $   9,226          $  9,226
                                                 =============          =========          ========

(1) The provision for depreciation and amortization in each of 2001 and 2000 includes goodwill amortization of $1.9 million.

                  In addition, the impact increased the following balances in the Consolidated Balance Sheet as of January 1, 2000:

                                (IN THOUSANDS)
Goodwill                           $ 340,990
Regulatory assets                    457,000
                                   ---------
Total assets                       $ 797,990
                                   =========

Other current liabilities          $  60,000
Deferred income taxes               (225,971)
Other deferred credits               940,400
                                   ---------
Total liabilities                  $ 774,429
                                   =========

Retained earnings                  $  23,561
                                   =========

                  The impact of the adjustments described above for the next five years is expected to reduce net income in 2003 through 2005 and increase net income in 2006 through 2007 as shown below.

            CHANGE IN           REGULATORY      LEASE       EFFECT ON        EFFECT
          TRANSITION COST         ASSET        LIABILITY     PRE-TAX         ON NET
YEAR       AMORTIZATION      AMORTIZATION (a)  REVERSAL      INCOME          INCOME
----      ---------------    ----------------  ---------    ---------        ------
                                        (IN MILLIONS)
2003          $(39.4)           $(57.7)         $60.2         $(36.9)        $(21.8)
2004           (22.9)            (64.8)          60.2          (27.5)         (16.2)
2005            18.3             (74.4)          60.2            4.1            2.4
2006            (9.5)            (43.7)          60.2            7.0            4.1
2007            30.4             (49.5)          60.2           41.1           24.2

(a) This represents the additional amortization related to the regulatory assets recognized in connection with the above-market lease for the Bruce Mansfield Plant discussed above.

                  After giving effect to the restatement, total transition cost amortization (including above market leases) is expected to approximate the following for the years from 2003 through 2009 (in millions).

2003..............   $169
2004..............    190
2005..............    217
2006..............    128
2007..............    145
2008..............    163
2009..............     43

         Other Unrecorded Adjustments

                  This restatement for the three years ended December 31, 2002 also includes adjustments that were not previously recognized. The net income impact by year was $7.6 million in 2002, $(7.9) million in 2001 and $(1.8) million in 2000.

                  The effects of all the changes on the Consolidated Statements of Income previously reported for the three years ended December 31, 2002 are as follows:

                                           2002                            2001                            2000
                              -----------------------------   -----------------------------    ----------------------------
                              AS PREVIOUSLY      RESTATED     AS PREVIOUSLY      RESTATED      AS PREVIOUSLY     RESTATED
                                PRESENTED      PRESENTATION     PRESENTED      PRESENTATION      PRESENTED     PRESENTATION
                              -------------    ------------   -------------    ------------    -------------   ------------
                                                                    (IN THOUSANDS)
Revenues                        $1,835,371      $1,843,671      $2,076,222      $2,064,622      $1,887,039      $1,890,339
Expenses                         1,510,225       1,537,519       1,680,661       1,710,200       1,496,945       1,492,771
Other income                        15,971          15,971          13,292          13,292          12,568          12,568
--------------------------------------------------------------------------------------------------------------------------
Income before net interest
  charges                          341,117         322,123         408,853         367,714         402,662         410,136

Net interest charges               185,171         185,171         189,809         189,809         199,712         199,712
--------------------------------------------------------------------------------------------------------------------------

Net income                         155,946         136,952         219,044         177,905         202,950         210,424
Preferred stock dividend
  requirements                      17,390          15,690          25,838          24,838          20,843          20,843
--------------------------------------------------------------------------------------------------------------------------
Earnings on common stock        $  138,556      $  121,262      $  193,206      $  153,067      $  182,107      $  189,581
==========================================================================================================================

RESULTS OF OPERATIONS

                  Earnings on common stock in 2002 decreased 20.8% to $121.3 million in 2002 from $153.1 million in 2001 and $189.6 million in 2000. The earnings decrease in 2002 primarily resulted from lower operating revenues, which was partially offset by lower operating expenses, net interest charges and preferred stock dividend requirements. Excluding the effects of corporate restructuring shown in the table above, earnings on common stock decreased by 19.3% in 2001 from 2000.

                  Operating revenues decreased $221.0 million or 10.7% in 2002 compared with 2001. The lower revenues reflected the effects of a sluggish national economy on our service area, shopping by Ohio customers for alternative energy providers and decreases in wholesale revenues. Retail kilowatt-hour sales declined by 23.9% in 2002 from the prior year, with declines in all customer sectors (residential, commercial and industrial), resulting in a $123.0 million reduction in generation sales revenue. Our lower generation kilowatt-hour sales resulted primarily from customer choice in Ohio. Sales of electric generation by alternative suppliers as a percent of total sales delivered in our franchise area increased to 31.5% in 2002 from 12.9% in 2001, while our share of electric generation sales in our franchise areas decreased by 18.6% compared to the prior year. Distribution deliveries decreased 3.3% in 2002 compared with 2001, which decreased revenues from electricity throughput by $18.9 million in 2002 from the prior year. The lower distribution deliveries resulted from the effect that continued sluggishness in the economy had on demand by commercial and industrial customers which was offset in part by the additional residential demand due to warmer summer weather. Transition plan incentives, provided to customers to encourage switching to alternative energy providers, further reduced operating revenues $43.4 million in 2002 from the prior year. These revenue reductions are deferred for future recovery under our transition plan and do not materially affect current period earnings. Sales revenues from wholesale customers decreased by $43.8 million in 2002 compared to 2001, due to lower kilowatt-hour sales. The reduced kilowatt-hour sales resulted from lower sales to FES reflecting the extended outage at Davis-Besse (see Davis-Besse Restoration).

                  Excluding the effects shown in the Corporate Restructuring table above, operating revenues decreased by $221.9 million or 11.7% in 2001 from 2000. Customer choice in Ohio and the influence of a declining national economy on our regional business activity combined to lower operating revenues. Electric generation services provided by other suppliers in our service area represented 12.9% of total energy delivered in 2001. Retail generation sales declined in all customer categories, resulting in an overall 14.9% reduction in kilowatt-hour sales from the prior year. As part of Ohio's electric utility restructuring law, the implementation of a 5% reduction in generation charges for residential customers reduced operating revenues by approximately $16.6 million in 2001, compared to 2000. Distribution deliveries declined 2.4% in 2001 from the prior year, reflecting the impact of a weaker economy that contributed to lower commercial and industrial kilowatt-hour sales. Operating revenues were also lower in 2001 from the prior year due to the absence of revenues associated with the low-income payment plan now administered by the Ohio Department of Development; there was also a corresponding reduction in other operating costs associated with that change. Revenues from kilowatt-hour sales to wholesale customers declined by $86.7 million in 2001 from 2000, with a corresponding 76.4% reduction in kilowatt-hour sales.

CHANGES IN KWH SALES                        2002               2001
---------------------------------------------------------------------
 INCREASE (DECREASE)
Electric Generation:
  Retail................................   (23.9)%            (14.9)%
  Wholesale.............................   (12.8)%            (76.4)%
---------------------------------------------------------------------
TOTAL ELECTRIC GENERATION SALES.........   (18.9)%            (26.4)%
=====================================================================
Distribution Deliveries:
  Residential...........................     6.1 %               -- %
  Commercial and industrial.............    (6.6)%             (3.2)%
---------------------------------------------------------------------
TOTAL DISTRIBUTION DELIVERIES...........    (3.3)%             (2.4)%
=====================================================================

         Operating Expenses and Taxes

                  Total operating expenses and taxes decreased by $172.7 million in 2002 and increased by $217.4 million in 2001 from 2000. Excluding the effects of restructuring, total 2001 operating expenses and taxes were $185.7 million lower than the prior year. The following table presents changes from the prior year by expense category excluding the impact of restructuring on 2001 changes.

OPERATING EXPENSES AND TAXES - CHANGES           2002         2001
--------------------------------------------------------------------
                                                     RESTATED
                                                  (SEE NOTE 1(M))
                                                   (IN MILLIONS)
 INCREASE (DECREASE)
Fuel and purchased power.....................   $(181.2)     $(145.6)
Nuclear operating costs......................      98.7        (11.8)
Other operating costs........................      16.5        (41.6)
---------------------------------------------------------------------
  TOTAL OPERATION AND MAINTENANCE EXPENSES...     (66.0)      (199.0)

Provision for depreciation and amortization..     (59.7)        80.4
General taxes................................       2.9        (64.8)
Income taxes.................................     (49.9)        (2.3)
---------------------------------------------------------------------
  TOTAL OPERATING EXPENSES AND TAXES.........   $(172.7)     $(185.7)
---------------------------------------------------------------------

                  Lower fuel and purchased power costs in 2002 compared to 2001, resulted from a $177.0 million reduction in power purchased from FES, reflecting lower kilowatt-hours purchased due to reduced kilowatt-hour sales and lower unit prices. Nuclear operating costs increased $98.7 million in 2002, primarily due to approximately $59.1 million of incremental Davis-Besse maintenance costs related to its extended outage (see Davis-Besse Restoration). The $16.5 million increase in other operating costs resulted principally from higher employee benefit costs.

                  The decrease in fuel and purchased power costs in 2001, compared to 2000, reflects the transfer of fossil operations to FGCO, with our power requirements being provided under the PSA. Nuclear operating costs decreased by $11.8 million in 2001 from the prior year due to one less nuclear refueling outage in 2001. Other operating costs decreased $41.6 million in 2001 from the prior year reflecting a reduction in low-income payment plan customer costs and the absence of voluntary early retirement costs in 2001, offset in part by additional planned maintenance work at the Bruce Mansfield Plant and the absence in 2001 of gains from the sale of emission allowances.

                  Charges for depreciation and amortization decreased by $59.7 million in 2002 from 2001 primarily due to higher shopping incentive deferrals and tax-related deferrals under our transition plan and the cessation of goodwill amortization ($38.2 million annually) beginning January 1, 2002, upon implementation of Statement of Financial Accounting Standards No. (SFAS) 142 "Goodwill and Other Intangible Assets." In 2001, depreciation and amortization increased by $80.4 million due to amortization of transition costs offset by new deferrals for shopping incentives under FirstEnergy's Ohio transition plan.

                  General taxes increased by $2.9 million in 2002 from 2001 principally due to additional property taxes. In 2001, general taxes decreased by $64.8 million from 2000 as a result of reduced property taxes and other state tax changes in connection with the Ohio electric industry restructuring. The reduction in general taxes was partially offset by $20.1 million of new Ohio franchise taxes in 2001, which are classified as state income taxes on the Consolidated Statements of Income.

         Net Interest Charges

                  Net interest charges continued to trend lower, decreasing by $4.6 million in 2002 and by $9.9 million in 2001, compared to the prior year. We continued to redeem and refinance outstanding debt and preferred stock during 2002 - net redemptions and refinancing activities totaled $291.8 million and $108.7 million, respectively, and will result in annualized savings of $25.5 million.

         Preferred Stock Dividend Requirements

                  Preferred stock dividend requirements were $9.1 million lower in 2002, compared to the prior year principally due to the completion of $164.7 million in optional and sinking fund preferred stock redemptions. Premiums related to the optional redemptions partially offset the lower dividend requirements.

CAPITAL RESOURCES AND LIQUIDITY

                  Through net debt and preferred stock redemptions, we continued to reduce the cost of debt and preferred stock, and improve our financial position in 2002. During 2002, we reduced our total debt by approximately $206 million. Our common stockholder's equity as a percentage of total capitalization increased to 36% as of December 31, 2002 from 21% at the end of 1997. Over the last five years, we have reduced the average cost of outstanding debt from 8.15% in 1997 to 7.30% in 2002.

         Changes in Cash Position

                  As of December 31, 2002, we had $30.4 million of cash and cash equivalents, which was principally used to redeem long-term debt in January 2003, compared with $ 0.3 million as of December 31, 2001. The major sources for changes in these balances are summarized below.

         Cash Flows from Operating Activities

                  Our consolidated net cash from operating activities is provided by our regulated energy services. Net cash provided from operating activities was $317.2 million in 2002 and $365.5 million in 2001. Cash flows provided from 2002 and 2001 operating activities are as follows:

OPERATING CASH FLOWS                       2002        2001
-------------------------------------------------------------
                                             (IN MILLIONS)
Cash earnings (1)....................     $326.5     $  467.6
Working capital and other............       (9.3)      (102.1)
--------------------------------------------------------------

    Total............................     $317.2     $  365.5
==============================================================

(1) Includes net income, depreciation and amortization, deferred income taxes, investment tax credits and major noncash charges.

         Cash Flows from Financing Activities

                  In 2002, the net cash used for financing activities of $140.1 million primarily reflects the redemptions of debt and preferred stock shown below. CEI received an equity contribution of $50 million from FirstEnergy that facilitated CEI's 2002 optional preferred stock redemptions.

                  The following table provides details regarding new issues and redemptions during 2002:

SECURITIES ISSUED OR REDEEMED IN 2002

                                                          (IN MILLIONS)
NEW ISSUES
     Pollution Control Notes..........................        $108.7
     Other, principally new financing discounts.......          (1.7)
--------------------------------------------------------------------
                                                               107.0

REDEMPTIONS
     First Mortgage Bonds.............................         195.0
     Pollution Control Notes..........................          78.7
     Secured Notes....................................          33.0
     Preferred Stock..................................         164.7
     Other, principally redemption premiums...........           2.8
--------------------------------------------------------------------
                                                               474.2

Short-term Borrowings, Net............................        $190.9
====================================================================

                  In 2001, net cash used for financing activities totaled $192.4 million, primarily due to payment of common stock dividends to FirstEnergy.

                  We had about $30.8 million of cash and temporary investments and approximately $288.6 million of short-term indebtedness at the end of 2002. We had the capability to issue $379.3 million of additional first mortgage bonds
(FMB) on the basis of property additions and retired bonds. We have no restrictions on the issuance of preferred stock. At the end of 2002, our common equity as a percentage of capitalization, including debt relating to assets held for sale, stood at 36% compared to 31% at the end of 2001. The higher common equity percentage in 2002 compared to 2001 resulted from net redemptions of preferred stock and long-term debt, the additional equity investment from FirstEnergy and the increase in retained earnings.

         Cash Flows from Investing Activities

                  Net cash used in investing activities totaled $147 million in 2002. The net cash used for investing resulted from property additions, which was offset in part by a reduction of the Shippingport Capital Trust investment. Expenditures for property additions primarily include expenditures supporting our distribution of electricity and capital expenditures related to Davis-Besse (see Davis-Besse Restoration).

                  In 2001, net cash used in investing activities totaled $176 million, principally due to property additions and the sale of property to affiliates as part of corporate separation and the sale to ATSI discussed above.

                  Our cash requirements in 2003 for operating expenses, construction expenditures, scheduled debt maturities and preferred stock redemptions are expected to be met without increasing our net debt and preferred stock outstanding. Over the next three years, we expect to meet our contractual obligations with cash from operations. Thereafter, we expect to use a combination of cash from operations and funds from the capital markets.

                                                     LESS THAN         1-3              3-5            MORE THAN
CONTRACTUAL OBLIGATIONS              TOTAL            1 YEAR          YEARS            YEARS            5 YEARS
----------------------------------------------------------------------------------------------------------------
                                                                  (IN MILLIONS)
Long-term debt..................     $2,309            $145            $580             $120            $1,464
Short-term borrowings...........        289             289              --               --                --
Preferred stock (1).............        106               1               2                2               101
Capital leases (2)..............         10               1               2                2                 5
Operating leases (2)............        200              (2)             46               25               131
Purchases (3)...................        413              46             114              100               153
---------------------------------------------------------------------------------------------------------------
     Total......................     $3,327            $480            $744             $249            $1,854
===============================================================================================================

(1) Subject to mandatory redemption.

(2) Operating lease payments are net of capital trust receipts of $653.9 million (see Note 2).

(3) Fuel and power purchases under contracts with fixed or minimum quantities and approximate timing.

                  Our capital spending for the period 2003-2007 is expected to be about $312 million (excluding nuclear fuel) of which approximately $96 million applies to 2003. Investments for additional nuclear fuel during the 2003-2007 period are estimated to be approximately $53 million, of which about $15 million relates to 2003. During the same periods, our nuclear fuel investments are expected to be reduced by approximately $59 million and $28 million, respectively, as the nuclear fuel is consumed. We sell substantially all of our retail customer receivables, which provided $118 million of off balance sheet financing as of December 31, 2002.

                  On February 22, 2002, Moody's Investors Service changed its credit rating outlook for FirstEnergy from stable to negative. The change was based upon a decision by the Commonwealth Court of Pennsylvania to remand to the Pennsylvania Public Utility Commission (PPUC) for reconsideration of its decision on the mechanism for sharing merger savings and reversed the PPUC decisions regarding rate relief and accounting deferrals rendered in connection with its approval of the GPU merger. On March 20, 2002, Moody's changed its outlook for CEI from stable to negative and retained a negative outlook for FirstEnergy based on the uncertain outcome of the Davis-Besse extended outage. On April 4, 2002, Standard & Poor's (S&P) changed its outlook for FirstEnergy's credit ratings from stable to negative citing recent developments including: damage to the Davis-Besse reactor vessel head, the Pennsylvania Commonwealth Court decision, and deteriorating market conditions for some sales of FirstEnergy's remaining non-core assets. On July 31, 2002, Fitch revised its rating outlook for FirstEnergy and CEI securities to negative from stable. The revised outlook reflected the adverse impact of the unplanned Davis-Besse outage, Fitch's judgment about NRG's financial ability to consummate the purchase of four power plants (see Note 6 - Sale of Generating Assets) from FirstEnergy and Fitch's expectation of subsequent delays in debt reduction. On August 1, 2002, S&P concluded that while NRG's liquidity position added uncertainty to FirstEnergy's sale of power plants to NRG, FirstEnergy's ratings would not be affected. S&P found its cash flows sufficiently stable to support a continued (although delayed) program of debt and preferred stock redemption. S&P noted that it would continue to closely monitor our progress on various initiatives. On January 21,

2003, S&P indicated its concern about FirstEnergy's disclosure of non-cash charges related to deferred costs in Pennsylvania, pension and other post-retirement benefits, and Emdersa (FirstEnergy's Argentina operations), which were higher than anticipated in the third quarter of 2002. S&P identified the restart of the Davis-Besse nuclear plant "...without significant delay beyond April 2003..." as key to maintaining its current debt ratings. S&P also identified other issues it would continue to monitor including: FirstEnergy's deleveraging efforts, free cash generated during 2003, the Jersey Central Power & Light Company rate case, successful hedging of our short power position, and continued capture of projected merger savings. While we anticipate being prepared to restart the Davis-Besse plant in the spring of 2003, the Nuclear Regulatory Commission (NRC) must authorize the unit's restart following a formal inspection process prior to our returning the unit to service. Significant delays in the planned date of Davis-Besse's return to service or other factors (identified above) affecting the speed with which we reduce debt could put additional pressure on our credit ratings.

         Other Obligations

                  Obligations not included on our Consolidated Balance Sheet primarily consist of a sale and leaseback arrangement involving the Bruce Mansfield Plant, which is reflected in the operating lease payments disclosed above (see Note 2 - Leases). The present value as of December 31, 2002, of this sale and leaseback operating lease commitments, net of trust investments, total $156 million.

INTEREST RATE RISK

                  Our exposure to fluctuations in market interest rates is reduced since a significant portion of our debt has fixed interest rates, as noted in the following table. We are subject to the inherent risks related to refinancing maturing debt by issuing new debt securities. As discussed in Note 2, our investment in the Shippingport Capital Trust effectively reduces future lease obligations, also reducing interest rate risk. Changes in the market value of our nuclear decommissioning trust funds had been recognized by making corresponding changes to the decommissioning liability, as described in Note 1 - Utility Plant and Depreciation. While fluctuations in the fair value of our Ohio EUOCs' trust balances will eventually affect earnings (affecting OCI initially) based on the guidance provided by SFAS 115, our non-Ohio EUOC have the opportunity to recover from ratepayers the difference between the investments held in trust and their retirement obligations. Thus, in absence of disallowed costs, there will be no earning effect from fluctuations in their decommissioning trust balances today or in the future. As of December 31, 2002, decommissioning trust balances totaled $1.050 billion with $698 million held by our Ohio EUOC and the balance held by our non-Ohio EUOC. As of year end 2002, trust balances included 51% of equity and 49% of debt instruments.

                  The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio, debt obligations and preferred stock with mandatory redemption provisions.

COMPARISON OF CARRYING VALUE TO FAIR VALUE
-------------------------------------------------------------------------------------------------------------------
                                                                                       There-                 Fair
                                 2003       2004      2005       2006        2007       after      Total     Value
-------------------------------------------------------------------------------------------------------------------
                                                                (DOLLARS IN MILLIONS)
Assets
Investments other than Cash
   and Cash Equivalents:
Fixed Income.................   $  48      $    1    $   32     $   31      $   25     $   494    $   631   $   701
   Average interest rate.....     7.8%        7.8%      8.0%       7.9%        7.7%        7.1%       7.2%
-------------------------------------------------------------------------------------------------------------------
Liabilities
-------------------------------------------------------------------------------------------------------------------
Long-term Debt:
Fixed rate...................   $ 145      $  280    $  300     $   --      $  120     $ 1,246    $ 2,091   $ 2,275
   Average interest rate ....     7.3%        7.7%      9.5%                   7.1%        7.2%       7.6%
Variable rate................                                                          $   218    $   218   $   218
   Average interest rate.....                                                              1.8%       1.8%
Short-term Borrowings........   $ 289                                                             $   289   $   289
   Average interest rate.....     1.8%                                                                1.8%
-------------------------------------------------------------------------------------------------------------------
Preferred Stock..............   $   1      $    1    $    1     $    1      $    1     $   101    $   106   $   113
   Average dividend rate ....     7.4%        7.4%      7.4%       7.4%        7.4%        9.0%       8.9%
-------------------------------------------------------------------------------------------------------------------

EQUITY PRICE RISK

                  Included in our nuclear decommissioning trust investments are marketable equity securities carried at their market value of approximately $209 million and $208 million as of December 31, 2002 and 2001, respectively. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $21 million reduction in fair value as of December 31, 2002 (see Note 1 - Supplemental Cash Flows Information).

OUTLOOK

                  Our industry continues to transition to a more competitive environment. In 2001, all our customers could select alternative energy suppliers. We continue to deliver power to homes and businesses through our existing distribution systems, which remain regulated. Customer rates have been restructured into separate components to support customer choice. In Ohio and Pennsylvania, we have a continuing responsibility to provide power to those customers not choosing to receive power from an alternative energy supplier subject to certain limits. Adopting new approaches to regulation and experiencing new forms of competition have created new uncertainties.

         Regulatory Matters

                  Beginning on January 1, 2001, Ohio customers were able to choose their electricity suppliers. Ohio customer rates were restructured to establish separate charges for transmission, distribution, transition cost recovery and a generation-related component. When one of our Ohio customers elects to obtain power from an alternative supplier, we reduce the customer's bill with a "generation shopping credit," based on the regulated generation component (plus an incentive for our customers), and the customer receives a generation charge from the alternative supplier. We have continuing PLR responsibility to our franchise customers through December 31, 2005. Regulatory assets are costs which have been authorized by the Public Utilities Commission of Ohio (PUCO), PPUC and the Federal Energy Regulatory Commission for recovery from customers in future periods and, without such authorization, would have been charged to income when incurred. All of our regulatory assets are expected to continue to be recovered under the provisions of our transition plan as discussed below. Our regulatory assets as of December 2002 and 2001 are $1,191.8 million and $1,230.2 million, respectively.

                  The transition cost portion of rates provides for recovery of certain amounts not otherwise recoverable in a competitive generation market (such as regulatory assets). Transition costs are paid by all customers whether or not they choose an alternative supplier. Under the PUCO-approved transition plan, we assumed the risk of not recovering up to $170 million of transition revenue if the rate of customers (excluding contracts and full-service accounts) switching from our service to an alternative supplier did not reach 20% for any consecutive twelve-month period by December 31, 2005 - the end of the market development period. That goal was achieved in 2002. Accordingly, CEI does not believe that there will be any regulatory action reducing the recoverable transition costs.

                  As part of our Ohio transition plan we are obligated to supply electricity to customers who do not choose an alternative supplier. We are also required to provided 400 megawatts (MW) of low cost supply to unaffiliated alternative suppliers that serve customers within our service area. Our competitive retail sales affiliate, FES, acts as an alternate supplier for a portion of the load in our franchise area. In 2003, the total peak load forecasted for customers electing to stay with us, including the 400 MW of low cost supply and the load served by our affiliate is 4175 MW.

         Davis-Besse Restoration

                  On April 30, 2002, the NRC initiated a formal inspection process at the Davis-Besse nuclear plant. This action was taken in response to corrosion found by FirstEnergy Nuclear Operating Company (FENOC), an affiliated company, in the reactor vessel head near the nozzle penetration hole during a refueling outage in the first quarter of 2002. The purpose of the formal inspection process is to establish criteria for NRC oversight of the licensee's performance and to provide a record of the major regulatory and licensee actions taken, and technical issues resolved, leading to the NRC's approval of restart of the plant.

                  Restart activities include both hardware and management issues. In addition to refurbishment and installation work at the plant, we have made significant management and human performance changes with the intent of establishing the proper safety culture throughout the workforce. Work was completed on the reactor head during 2002 and is continuing on efforts designed to enhance the unit's reliability and performance. FENOC is also accelerating maintenance work that had been planned for future refueling and maintenance outages. At a meeting with the NRC in November 2002, FENOC discussed plans to test the bottom of the reactor for leaks and to install a state-of-the-art leak-detection system around the reactor. The additional maintenance work being performed has expanded the previous estimates of restoration work. FENOC anticipates that the unit will be ready for restart in the fall of 2003 after completion of the additional maintenance work and regulatory reviews. The NRC must authorize restart of the plant following its formal inspection process before the unit can be returned to service. While the additional maintenance work has delayed our plans to reduce post-merger debt levels we believe such investments in the unit's future safety, reliability and performance to be essential. Significant delays in Davis-Besse's return to service, which depends on the successful resolution of the management and technical issues as well as NRC approval, could trigger an evaluation for impairment of our investment in the plant (see Significant Accounting Policies below).

                  The actual costs (capital and expense) associated with the extended Davis-Besse outage (CEI's share - 51.38%) in 2002 and estimated costs in 2003 are:

COSTS OF DAVIS-BESSE EXTENDED OUTAGE                                       100%
------------------------------------------------------------------------------------
                                                                       (IN MILLIONS)
2002 - ACTUAL

Capital Expenditures:
Reactor head and restart..........................................       $   63.3

Incremental Expenses (pre-tax):
Maintenance.......................................................          115.0
Fuel and purchased power..........................................          119.5
Total.............................................................       $  234.5

2003 - ESTIMATED
Primarily operating expenses (pre-tax):
Maintenance (including acceleration of programs)..................       $     50
Replacement power per month.......................................       $  12-18
---------------------------------------------------------------------------------

         Power Outage

                  On August 14, 2003, eight states and southern Canada experienced a widespread power outage. That outage affected approximately 1.4 million customers in FirstEnergy's service area. The cause of the outage has not been determined. After having restored service to its customers, FirstEnergy is accumulating data and evaluating the status of its electrical system prior to and during the outage event. FirstEnergy is committed to working with the North American Electric Reliability Council and others involved to determine exactly what events in the entire affected region led to the outage. There is no timetable as to when this entire process will be completed. It is, however, expected to last several weeks, at a minimum.

         Environmental Matters

                  We believe we are in compliance with the current sulfur dioxide (SO(2)) and nitrogen oxide (NO(x)) reduction requirements under the Clean Air Act Amendments of 1990. In 1998, the Environmental Protection Agency
(EPA) finalized regulations requiring additional NO(x) reductions in the future from our Ohio and Pennsylvania facilities. Various regulatory and judicial actions have since sought to further define NO(x) reduction requirements (see
Note 5 - Environmental Matters). We continue to evaluate our compliance plans and other compliance options.

                  Violations of federally approved (SO(2)) regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $31,500 for each day a unit is in violation. The EPA has an interim enforcement policy for SO(2) regulations in Ohio that allows for compliance based on a 30-day averaging period. We cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

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

                  We have been named as "potentially responsible parties" (PRP) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all PRPs for a particular site be held liable on a joint and several basis. Therefore, potential environmental liabilities have been recognized on the Consolidated Balance Sheet as of December 31, 2002, based on estimates of the total costs of cleanup, our proportionate responsibility for such costs and the financial ability of other nonaffiliated entities to pay. We have total accrued liabilities aggregating approximately $2.9 million as of December 31, 2002.

                  The effects of our compliance with regard to environmental matters could have a material adverse effect on our earnings and competitive position. These environmental regulations affect our earnings and competitive position to the extent we compete with companies that are not subject to such regulations and therefore do not bear the risk of costs associated with compliance, or failure to comply, with such regulations. We believe we are in material compliance with existing regulations, but are unable to predict how and when applicable environmental regulations may change and what, if any, the effects of any such change would be.

SIGNIFICANT ACCOUNTING POLICIES

                  We prepare our consolidated financial statements in accordance with accounting principles that are generally accepted in the United States. Application of these principles often requires a high degree of judgment, estimates and assumptions that affect our financial results. All of our assets are subject to their own specific risks and uncertainties and are regularly reviewed for impairment. Assets related to the application of the policies discussed below are similarly reviewed with their risks and uncertainties reflecting those specific factors. Our more significant accounting policies are described below.

         Regulatory Accounting

                  CEI is subject to regulation that sets the prices (rates) we are permitted to charge our customers based on our costs that the regulatory agencies determine we are permitted to recover. At times, regulators permit the future recovery through rates of costs that would be currently charged to expense by an unregulated company. This rate-making process results in the recording of regulatory assets based on anticipated future cash inflows. As a result of the changing regulatory framework in Ohio and Pennsylvania, a significant amount of regulatory assets have been recorded. As of December 31, 2002, the CEI's regulatory assets totaled $1,191.8 million. We continually review these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

         Revenue Recognition

                  We follow the accrual method of accounting for revenues, recognizing revenue for KWH that have been delivered but not yet been billed through the end of the year. The determination of unbilled revenues requires management to make various estimates including:

              -        Net energy generated or purchased for retail load

              -        Losses of energy over distribution lines

              - Allocations to distribution companies within the FirstEnergy system

              - Mix of KWH usage by residential, commercial and industrial customers

              - KWH usage of customers receiving electricity from alternative suppliers

         Pension and Other Postretirement Benefits Accounting

                  Our reported costs of providing non-contributory defined pension benefits and postemployment benefits other than pensions (OPEB) are dependent upon numerous factors resulting from actual plan experience and certain assumptions.

                  Pension and OPEB costs are affected by employee demographics (including age, compensation levels, and employment periods), the level of contributions we make to the plans, and earnings on plan assets. Such factors may be further affected by business combinations (such as our merger with GPU, Inc. in November 2001), which impacts employee demographics, plan experience and other factors. Pension and OPEB costs may also be affected by changes to key assumptions, including anticipated rates of return on plan assets, the discount rates and health care trend rates used in determining the projected benefit obligations and pension and OPEB costs.

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

                  In selecting an assumed discount rate, we consider currently available rates of return on high-quality fixed income investments expected to be available during the period to maturity of the pension and other postretirement benefit obligations. Due to the significant decline in corporate bond yields and interest rates in general during 2002, we reduced the assumed discount rate as of December 31, 2002 to 6.75% from 7.25% used in 2001 and 7.75% used in 2000.

                  Our assumed rate of return on pension plan assets considers historical market returns and economic forecasts for the types of investments held by our pension trusts. The market values of our pension assets have been affected by sharp declines in the equity markets since mid-2000. In 2002, 2001 and 2000, plan assets have earned (11.3)%, (5.5)% and (0.3)%, respectively. Our pension costs in 2002 were computed assuming a 10.25% rate of return on plan assets. As of December 31, 2002 the assumed return on plan assets was reduced to 9.00% based upon our projection of future returns and pension trust investment allocation of approximately 60% large cap equities, 10% small cap equities and 30% bonds.

                  Based on pension assumptions and pension plan assets as of December 31, 2002, we will not be required to fund of our pension plans in 2003. While OPEB plan assets have also been affected by sharp declines in the equity market, the impact is not as significant due to the relative size of the plan assets. However, health care cost trends have significantly increased and will affect future OPEB costs. The 2003 composite health care trend rate assumption is approximately 10%-12% gradually decreasing to 5% in later years, compared to our 2002 assumption of approximately 10% in 2002, gradually decreasing to 4%-6% in later years. In determining our trend rate assumptions, we included the specific provisions of our health care plans, the demographics and utilization rates of plan participants, actual cost increases experienced in our health care plans, and projections of future medical trend rates.

                  The effect on our SFAS 87 and 106 costs and liabilities from changes in key assumptions are as follows:

           INCREASE IN COSTS FROM ADVERSE CHANGES IN KEY ASSUMPTIONS

ASSUMPTION                                   ADVERSE CHANGE       PENSION         OPEB         TOTAL
----------------------------------------------------------------------------------------------------
                                                                             (IN MILLIONS)
INCREASE IN COSTS
Discount rate..........................      Decrease by 0.25%     $0.4          $0.4          $ 0.8
Long-term return on assets.............      Decrease by 0.25%      0.3            --            0.3
Health care trend rate.................      Increase by 1%          na           1.0            1.0

INCREASE IN MINIMUM PENSION LIABILITY
Discount rate..........................      Decrease by 0.25%      9.1            na            9.1
----------------------------------------------------------------------------------------------------

                  As a result of the reduced market value of our pension plan assets, we were required to recognize an additional minimum liability as prescribed by SFAS 87 and SFAS 132, "Employers' Disclosures about Pension and Postretirement Benefits," as of December 31, 2002. We eliminated our prepaid pension asset of $39.3 million and established a minimum liability of $52.1 million, recording an intangible asset of $15.9 million and reducing OCI by $44.1 million (recording a related deferred tax benefit of $31.4 million). The charge to OCI will reverse in future periods to the extent the fair value of trust assets exceed the accumulated benefit obligation. The amount of pension liability recorded as of December 31, 2002 increased due to the lower discount rate assumed and reduced market value of plan assets as of December 31, 2002. Our non-cash, pre-tax pension and OPEB expense under SFAS 87 and SFAS 106 is expected to increase by $6 million and $2 million, respectively - a total of $8 million in 2003 as compared to 2002.

         Ohio Transition Cost Amortization

                  In developing CEI's restructuring plan, the PUCO determined allowable transition costs based on amounts recorded on the EUOC's regulatory books. These costs exceeded those deferred or capitalized on CEI's balance sheet prepared under GAAP since they included certain costs which have not yet been incurred or that were recognized on the regulatory financial statements (fair value purchase accounting adjustments). The Company uses an effective interest method for amortizing its transition costs, often referred to as a "mortgage-style" amortization. The interest rate under this method is equal to the rate of return authorized by the PUCO in the transition plan for CEI. In computing the transition cost amortization, CEI includes only the portion of the transition revenues associated with transition costs included on the balance sheet prepared under GAAP. Revenues collected for the off balance sheet costs and the return associated with these costs are recognized as income when received.

         Long-Lived Assets

                  In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we periodically evaluate our long-lived assets to determine whether conditions exist that would indicate that the carrying value of an asset may not be fully recoverable. The accounting standard requires that if the sum of future cash flows (undiscounted) expected to result from an asset, is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. If impairment, other than of a temporary nature, has occurred, we recognize a loss - calculated as the difference between the carrying value and the estimated fair value of the asset (discounted future net cash flows).

         Goodwill

                  The Regulators in the jurisdictions that CEI operates does not provide for recovery of goodwill. As a result, no amortization of goodwill has been recorded subsequent to the adoption of SFAS 142. In a business combination, the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recognized as goodwill. Based on the guidance provided by SFAS 142, we evaluate our goodwill for impairment at least annually and would make such an evaluation more frequently if indicators of impairment should arise. In accordance with the accounting standard, if the fair value of a reporting unit is less than its carrying value including goodwill, an impairment for goodwill must be recognized in the financial statements. If impairment were to occur we would recognize a loss - calculated as the difference between the implied fair value of a reporting unit's goodwill and the carrying value of the goodwill. Our annual review was completed in the third quarter of 2002. The results of that review indicated no impairment of goodwill. The forecasts used in our evaluations of goodwill reflect operations consistent with our general business assumptions. Unanticipated changes in those assumptions could have a significant effect on our future evaluations of goodwill. As of December 31, 2002, we had approximately $1.7 billion of goodwill.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET IMPLEMENTED

         SFAS 143, "Accounting for Asset Retirement Obligations"

                  In June 2001, the FASB issued SFAS 143. The new statement provides accounting standards for retirement obligations associated with tangible long-lived assets, with adoption required by January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases, resulting in a period expense. However, rate-regulated entities may recognize regulatory assets or liabilities if the criteria for such treatment are met. Upon retirement, a gain or loss would be recorded if the cost to settle the retirement obligation differs from the carrying amount.

                  We have identified applicable legal obligations as defined under the new standard, principally for nuclear power plant decommissioning. Upon adoption of SFAS 143 in January 2003, asset retirement costs of $173 million were recorded as part of the carrying amount of the related long-lived asset, offset by accumulated depreciation of $19 million. Due to the increased carrying amount, the related long-lived assets were tested for impairment in accordance with SFAS 144. No impairment was indicated. The asset retirement liability at the date of adoption was $238 million. As of December 31, 2002, CEI had recorded decommissioning liabilities of $242.1 million. The change in the estimated liabilities resulted from changes in methodology and various assumptions, including changes in the projected dates for decommissioning.

                  The cumulative effect adjustment to recognize the undepreciated asset retirement cost and the asset retirement liability offset by the reversal of the previously recorded decommissioning liabilities was a $155 million increase to income ($91 million net of tax).

         SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities"

                  This statement, which was issued by the FASB in July 2002, requires the recognition of costs associated with exit or disposal activities at the time they are incurred rather than when management commits to a plan of exit or disposal. It also requires the use of fair value for the measurement of such liabilities. The new standard supersedes guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This new standard was effective for exit and disposal activities initiated after December 31, 2002. Since it is applied prospectively, there will be no impact upon adoption. However, SFAS 146 could change the timing and amount of costs recognized in connection with future exit or disposal activities.

         FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34"

                  The FASB issued FIN 45 in January 2003. This interpretation identifies minimum guarantee disclosures required for annual periods ending after December 15, 2002 (see Guarantees and Other Assurances). It also clarifies that providers of guarantees must record the fair value of those guarantees at their inception. This accounting guidance is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not believe that implementation of FIN 45 will be material but we will continue to evaluate anticipated guarantees.

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

                  CEI currently has transactions which may fall within the scope of this interpretation and which are reasonably possible of meeting the definition of a VIE in accordance with FIN 46. CEI currently consolidates the majority of these entities and believes it will continue to consolidate following the adoption of FIN 46. One of these entities CEI is currently consolidating is the Shippingport Capital Trust, which reacquired a portion of the off-balance sheet debt issued in connection with the sale and leaseback of its interest in the Bruce Mansfield Plant. Ownership of the trust includes a
4.85 percent interest by nonaffiliated parties and a 0.34 percent equity interest by Toledo Edison Capital Corp., a majority owned subsidiary.

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

                  In June 2003, the FASB cleared DIG Issue C20 for implementation in fiscal quarters beginning after July 10, 2003 which would correspond to FirstEnergy's fourth quarter of 2003. The issue supersedes earlier DIG Issue C11, "Interpretation of Clearly and Closely Related in Contracts That Qualify for the Normal Purchases and Normal Sales Exception." DIG Issue C20 provides guidance regarding when the presence in a contract of a general index, such as the Consumer Price Index, would prevent that contract from qualifying for the normal purchases and normal sales (NPNS) exception under SFAS 133, as amended, and therefore exempt from the mark-to-market treatment of certain contracts. DIG Issue C20 is to be applied prospectively to all existing contracts as of its effective date and for all future transactions. If it is determined under DIG Issue C20 guidance that the NPNS exception was claimed for an existing contract that was not eligible for this exception, the contract will be recorded at fair value, with a corresponding adjustment of net income as the cumulative effect of a change in accounting principle in the fourth quarter of 2003. CEI is currently assessing the new guidance and has not yet determined the impact on its financial statements.

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

THE FOLLOWING ITEM HAS BEEN AMENDED IN THIS AMENDMENT NO. 2:

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                  CONSOLIDATED STATEMENTS OF INCOME (RESTATED*)

                       FOR THE YEARS ENDED DECEMBER 31,                                  2002            2001           2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (IN THOUSANDS)
OPERATING REVENUES (NOTE 1).....................................................      $1,843,671     $ 2,064,622     $ 1,890,339
                                                                                      ----------     -----------     -----------

OPERATING EXPENSES AND TAXES:
   Fuel and purchased power (Note 1)............................................         587,108         768,306         414,127
   Nuclear operating costs (Note 1).............................................         207,313         108,587         120,371
   Other operating costs (Note 1)...............................................         279,242         262,745         381,118
                                                                                      ----------     -----------     -----------
      Total operation and maintenance expenses..................................       1,073,663       1,139,638         915,616
   Provision for depreciation and amortization..................................         244,727         304,417         229,915
   General taxes................................................................         147,804         144,948         222,297
   Income taxes.................................................................          71,325         121,197         124,943
                                                                                      ----------     -----------     -----------
      Total operating expenses and taxes........................................       1,537,519       1,710,200       1,492,771
                                                                                      ----------     -----------      ----------

OPERATING INCOME................................................................         306,152         354,422         397,568

OTHER INCOME (NOTE 1)...........................................................          15,971          13,292          12,568
                                                                                      ----------     -----------     -----------

INCOME BEFORE NET INTEREST CHARGES..............................................         322,123         367,714         410,136
                                                                                      ----------     -----------     -----------

NET INTEREST CHARGES:
   Interest on long-term debt...................................................         179,140         191,695         199,444
   Allowance for borrowed funds used during construction........................          (4,331)         (2,293)         (2,027)
   Other interest expense.......................................................           1,462              32           2,295
   Subsidiary's preferred stock dividend requirements...........................           8,900             375              --
                                                                                      ----------     -----------     -----------
   Net interest charges.........................................................         185,171         189,809         199,712
                                                                                      ----------     -----------     -----------

NET INCOME......................................................................         136,952         177,905         210,424

PREFERRED STOCK DIVIDEND
   REQUIREMENTS.................................................................          15,690          24,838          20,843
                                                                                      ----------     -----------     -----------

EARNINGS ON COMMON STOCK........................................................      $  121,262     $   153,067     $   189,581
                                                                                      ==========     ===========     ===========

* See Note 1(M)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                     CONSOLIDATED BALANCE SHEETS (RESTATED*)

                                  AS OF DECEMBER 31,                                               2002             2001
---------------------------------------------------------------------------------------------------------------------------
                                                                                                       (IN THOUSANDS)
                                       ASSETS
UTILITY PLANT:
   In service.........................................................................          $4,045,465       $4,071,134
   Less-Accumulated provision for depreciation........................................           1,824,884        1,725,727
                                                                                                ----------       ----------
                                                                                                 2,220,581        2,345,407
                                                                                                ----------       ----------
   Construction work in progress-
      Electric plant..................................................................             153,104           66,266
      Nuclear fuel....................................................................              45,354           21,712
                                                                                                ----------       ----------
                                                                                                   198,458           87,978
                                                                                                ----------       ----------
                                                                                                 2,419,039        2,433,385
                                                                                                ----------       ----------
OTHER PROPERTY AND INVESTMENTS:
   Shippingport Capital Trust (Note 2)................................................             435,907          475,543
   Nuclear plant decommissioning trusts...............................................             230,527          211,605
   Long-term notes receivable from associated companies...............................             102,978          103,425
   Other..............................................................................              21,004           24,611
                                                                                                ----------       ----------
                                                                                                   790,416          815,184
                                                                                                ----------       ----------
CURRENT ASSETS:
   Cash and cash equivalents..........................................................              30,382              296
   Receivables-
      Customers.......................................................................              11,317            9,406
      Associated companies............................................................              74,002           75,113
      Other (less accumulated provisions of $1,015,000 for uncollectible accounts
         at both dates)...............................................................             134,375           99,716
   Notes receivable from associated companies.........................................                 447              415
   Materials and supplies, at average cost-
      Owned...........................................................................              18,293           20,230
      Under consignment...............................................................              38,094           28,533
   Prepayments and other..............................................................               4,217           31,634
                                                                                                ----------       ----------
                                                                                                   311,127          265,343
                                                                                                ----------       ----------
DEFERRED CHARGES:
   Regulatory assets..................................................................           1,191,804        1,230,288
   Goodwill...........................................................................           1,693,629        1,693,629
   Property taxes.....................................................................              79,430           80,470
   Other..............................................................................              24,798            8,297
                                                                                                ----------       ----------
                                                                                                 2,989,661        3,012,684
                                                                                                ----------       ----------
                                                                                                $6,510,243       $6,526,596
                                                                                                ==========       ==========
                           CAPITALIZATION AND LIABILITIES

CAPITALIZATION (See Consolidated Statements of Capitalization):
   Common stockholder's equity........................................................          $1,200,001       $1,082,041
   Preferred stock-
      Not subject to mandatory redemption.............................................              96,404          141,475
      Subject to mandatory redemption.................................................               5,021            6,288
   Company obligated mandatorily redeemable preferred securities of
      subsidiary trust holding solely Company subordinated debentures (Note 3)........             100,000          100,000
   Long-term debt.....................................................................           1,975,001        2,156,322
                                                                                                ----------       ----------
                                                                                                 3,376,427        3,486,126
                                                                                                ----------       ----------
CURRENT LIABILITIES:
   Currently payable long-term debt and preferred stock...............................             388,190          526,630
   Accounts payable-
      Associated companies............................................................             267,664           81,463
      Other...........................................................................              14,583           30,332
   Notes payable to associated companies..............................................             288,583           97,704
   Accrued  taxes.....................................................................             126,261          124,677
   Accrued interest...................................................................              51,767           57,101
   Other..............................................................................             124,624          124,264
                                                                                                ----------       ----------
                                                                                                 1,261,672        1,042,171
                                                                                                ----------       ----------
DEFERRED CREDITS:
   Accumulated deferred income taxes..................................................             407,297          413,638
   Accumulated deferred investment tax credits........................................              70,803           75,435
   Nuclear plant decommissioning costs................................................             242,511          206,698
   Pensions and other postretirement benefits.........................................             171,968          231,365
   Deferred lease costs...............................................................             788,800          849,000
   Other..............................................................................             190,765          222,163
                                                                                                ----------       ----------
                                                                                                 1,872,144        1,998,299
                                                                                                ----------       ----------
COMMITMENTS AND CONTINGENCIES
                                                                                                ----------       ----------
   (Notes 2 and 5)....................................................................          $6,510,243       $6,526,596
                                                                                                ==========       ==========

* See Note 1(M)

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                   THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

              CONSOLIDATED STATEMENTS OF CAPITALIZATION (RESTATED*)

AS OF DECEMBER 31,                                                                                        2002             2001
----------------------------------------------------------------------------------------------------------------------------------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
COMMON STOCKHOLDER'S EQUITY:
   Common stock, without par value, authorized 105,000,000 shares
      79,590,689 shares outstanding.............................................................       $  981,962       $  931,962
   Accumulated other comprehensive loss (Note 3G)...............................................          (44,284)           9,000
   Retained earnings (Note 3A)..................................................................          262,323          141,079
                                                                                                       ----------       ----------
      Total common stockholder's equity.........................................................        1,200,001        1,082,041
                                                                                                       ----------       ----------

                                                            NUMBER OF SHARES          OPTIONAL
                                                              OUTSTANDING         REDEMPTION PRICE
                                                           -----------------    --------------------
                                                           2002         2001    PER SHARE  AGGREGATE
                                                           ----         ----    ---------  ---------
PREFERRED STOCK (NOTE 3C):
Cumulative, without par value-
Authorized 4,000,000 shares
   Not Subject to Mandatory Redemption:
      $  7.40 Series A................................    500,000      500,000   $101.00    $50,500        50,000           50,000
      $  7.56 Series B................................         --      450,000        --         --            --           45,071
      Adjustable Series L.............................    474,000      474,000    100.00     47,400        46,404           46,404
      $42.40 Series T.................................         --      200,000        --         --            --           96,850
                                                        ---------    ---------              -------    ----------       ----------
                                                          974,000    1,624,000               97,900        96,404          238,325
   Redemption Within One Year.........................                                                         --          (96,850)
                                                        ---------    ---------              -------    ----------       ----------
      Total Not Subject to Mandatory
      Redemption......................................    974,000    1,624,000              $97,900        96,404          141,475
                                                        =========    =========              =======    ----------       ----------

   Subject to Mandatory Redemption (Note 3D):
      $ 7.35 Series C.................................     60,000       70,000    101.00    $ 6,060         6,021            7,030
      $90.00 Series S.................................         --       17,750        --         --            --           17,268
                                                        ---------    ---------              -------    ----------       ----------
                                                           60,000       87,750                6,060         6,021           24,298
   Redemption Within One Year.........................                                                     (1,000)         (18,010)
                                                        ---------    ---------              -------    ----------       ----------
      Total Subject to Mandatory Redemption...........     60,000       87,750              $ 6,060         5,021            6,288
                                                        =========    =========              =======    ----------       ----------

COMPANY OBLIGATED MANDATORILY REDEEMABLE
PREFERRED SECURITIES OF SUBSIDIARY TRUST
HOLDING SOLELY COMPANY SUBORDINATED
DEBENTURES (NOTE 3E):
Cumulative, $25 stated value-
Authorized 4,000,000 shares
   Subject to Mandatory Redemption:
      9.00%...........................................  4,000,000    4,000,000        --    $    --       100,000          100,000
                                                        =========    =========              =======    ----------       ----------

LONG-TERM DEBT (NOTE 3F):
   First mortgage bonds:
      7.625% due 2002...........................................................................               --          195,000
      7.375% due 2003...........................................................................          100,000          100,000
      9.500% due 2005...........................................................................          300,000          300,000
      6.860% due 2008...........................................................................          125,000          125,000
      9.000% due 2023...........................................................................          150,000          150,000
                                                                                                       ----------       ----------
         Total first mortgage bonds.............................................................          675,000          870,000
                                                                                                       ----------       ----------
Unsecured notes:
      6.000% due 2013...........................................................................           78,700               --
   *  5.580% due 2033...........................................................................           27,700           27,700
                                                                                                       ----------       ----------
         Total unsecured notes..................................................................          106,400           27,700
                                                                                                       ----------       ----------

* See Note 1(M)

                  THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

AS OF DECEMBER 31,                                                                                      2002          2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (IN THOUSANDS)
LONG-TERM DEBT (CONT'D):
   Secured notes:
      7.000% due 2003-2009......................................................................         1,760         1,790
      7.850% due 2002...........................................................................            --         5,000
      8.130% due 2002...........................................................................            --        28,000
      7.750% due 2003...........................................................................        15,000        15,000
      7.670% due 2004...........................................................................       280,000       280,000
      7.130% due 2007...........................................................................       120,000       120,000
      7.430% due 2009...........................................................................       150,000       150,000
      8.000% due 2013...........................................................................            --        78,700
   ** 1.176% due 2015...........................................................................        39,835        39,835
      7.880% due 2017...........................................................................       300,000       300,000
   ** 1.180% due 2018...........................................................................        72,795        72,795
   ** 1.550% due 2020...........................................................................        47,500        47,500
      6.000% due 2020...........................................................................        62,560        62,560
      6.100% due 2020...........................................................................        70,500        70,500
      9.520% due 2021...........................................................................         7,500         7,500
      6.850% due 2023...........................................................................        30,000        30,000
      8.000% due 2023...........................................................................        46,100        46,100
      7.625% due 2025...........................................................................        53,900        53,900
      7.700% due 2025...........................................................................        43,800        43,800
      7.750% due 2025...........................................................................        45,150        45,150
      5.375% due 2028...........................................................................         5,993         5,993
      5.350% due 2030...........................................................................        23,255        23,255
      4.600% due 2030...........................................................................        81,640        81,640
   ** 1.300% due 2033...........................................................................        30,000            --
                                                                                                    ----------    ----------
         Total secured notes....................................................................     1,527,288     1,609,018
                                                                                                    ----------    ----------

   Capital lease obligations (Note 2)...........................................................         6,351         6,740
                                                                                                    ----------    ----------
   Net unamortized premium on debt..............................................................        47,152        54,634
                                                                                                    ----------    ----------
   Long-term debt due within one year...........................................................      (387,190)     (411,770)
                                                                                                    ----------    ----------
         Total long-term debt...................................................................     1,975,001     2,156,322
                                                                                                    ----------    ----------
TOTAL CAPITALIZATION............................................................................    $3,376,427    $3,486,126
                                                                                                    ==========    ==========

*  See Note 1(M).

** Denotes variable rate issue with December 31, 2002 interest rate shown.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

        CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (RESTATED)

                                                                                                   ACCUMULATED
                                                                                                      OTHER
                                                           COMPREHENSIVE      NUMBER    CARRYING  COMPREHENSIVE     RETAINED
                                                               INCOME        OF SHARES   VALUE    INCOME (LOSS)     EARNINGS
                                                           ---------------  ----------  --------  -------------  ---------------
                                                               RESTATED                                             RESTATED
                                                           (SEE NOTE 1(M))                                       (SEE NOTE 1(M))
                                                                                    (DOLLARS IN THOUSANDS)
Balance, January 1, 2000................................                    79,590,689  $931,962    $     --       $   34,654
   Cumulative effect for restatements (see Note 1(M))...                                                               23,561
-----------------------------------------------------------------------------------------------------------------------------
Restated Balance at January 1, 2000.....................                                                               58,215
   Net income...........................................     $  210,424                                               210,424
                                                             ==========
   Cash dividends on preferred stock....................                                                              (20,727)
   Cash dividends on common stock.......................                                                              (84,000)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000..............................                    79,590,689   931,962          --          163,912
   Net income...........................................     $  177,905                                               177,905
                                                             ----------
   Unrealized gain on instruments, net of
      $5,900 of income taxes............................          9,000
                                                             ----------
   Comprehensive income.................................     $  186,905
                                                             ==========
   Cash dividends on preferred stock....................                                                              (24,838)
   Cash dividends on common stock.......................                                                             (175,900)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001..............................                    79,590,689   931,962       9,000          141,079
   Net income...........................................     $  136,952                                               136,952
   Unrealized loss on investments, net of
      $(6,058) of income taxes..........................         (9,233)                              (9,233)
   Minimum liability for unfunded retirement benefits,
      net of $(31,359,000) of income taxes..............        (44,051)                             (44,051)
                                                             ----------
   Comprehensive income.................................     $   83,668
                                                             ==========
   Equity contribution from parent......................                                  50,000
   Cash dividends on preferred stock....................                                                              (10,965)
   Preferred stock redemption premiums..................                                                               (4,743)
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002..............................                    79,590,689  $981,962    $(44,284)       $ 262,323
=============================================================================================================================

                   CONSOLIDATED STATEMENTS OF PREFERRED STOCK

                                                             NOT SUBJECT TO           SUBJECT TO
                                                          MANDATORY REDEMPTION    MANDATORY REDEMPTION
                                                         ---------------------   ----------------------
                                                          NUMBER      CARRYING    NUMBER       CARRYING
                                                         OF SHARES      VALUE    OF SHARES       VALUE
                                                         ---------    --------   ---------     --------
                                                                      (DOLLARS IN THOUSANDS)
Balance, January 1, 2000.........................        1,624,000    $238,325     219,680     $149,710
   Redemptions-
      $ 7.35   Series C..........................                                  (10,000)      (1,000)
      $88.00   Series E..........................                                   (3,000)      (3,000)
      $91.50   Series Q..........................                                  (10,714)     (10,714)
      $90.00   Series S..........................                                  (18,750)     (18,750)
   Amortization of fair market
      value adjustments-
      $ 7.35   Series C..........................                                                   (69)
      $88.00   Series R..........................                                                (3,872)
      $90.00   Series S..........................                                                (5,734)
-------------------------------------------------------------------------------------------------------
Balance, December 31, 2000.......................        1,624,000     238,325     177,216      106,571
   Issues
      9.00%......................................                                4,000,000      100,000
   Redemptions-
      $ 7.35   Series C..........................                                  (10,000)      (1,000)
      $88.00   Series R..........................                                  (50,000)     (50,000)
      $91.50   Series Q..........................                                  (10,716)     (10,716)
      $90.00   Series S..........................                                  (18,750)     (18,750)
   Amortization of fair market
      value adjustments-
      $ 7.35   Series C..........................                                                   (11)
      $88.00   Series R..........................                                                (1,128)
      $90.00   Series S..........................                                                  (668)
-------------------------------------------------------------------------------------------------------
Balance, December 31, 2001.......................        1,624,000     238,325   4,087,750      124,298
   Redemptions
      $ 7.56   Series B..........................         (450,000)    (45,071)
      $42.40   Series T..........................         (200,000)    (96,850)
      $ 7.35   Series C..........................                                  (10,000)      (1,000)
      $90.00   Series S..........................                                  (17,750)     (17,010)
   Amortization of fair market
      value adjustments-
      $ 7.35   Series C..........................                                                    (9)
      $90.00   Series S..........................                                                  (258)
-------------------------------------------------------------------------------------------------------
Balance, December 31, 2002.......................          974,000    $ 96,404   4,060,000     $106,021
=======================================================================================================

* See Note 1(M).

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED*)

                        FOR THE YEARS ENDED DECEMBER 31,                              2002           2001         2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income......................................................................    $ 136,952     $ 177,905     $ 210,424
Adjustments to reconcile net income to net
   cash from operating activities:
      Provision for depreciation and amortization...............................      244,727       304,417       229,915
      Nuclear fuel and lease amortization.......................................       21,044        30,539        37,217
      Other amortization........................................................      (15,008)      (14,071)      (11,635)
      Deferred income taxes, net................................................        3,637        32,741        32,726
      Investment tax credits, net...............................................       (4,632)       (3,770)       (3,617)
      Receivables...............................................................      (27,159)       42,542       (20,175)
      Materials and supplies....................................................       (7,624)       15,949        (1,697)
      Accounts payable..........................................................       47,147       (52,068)       20,817
      Deferred lease costs......................................................      (60,200)      (60,200)      (31,200)
      Accrued taxes.............................................................       (3,568)      (48,877)        3,074
      Accrued interest..........................................................       (5,334)          959        (4,598)
      Prepayments and other.....................................................       27,418        27,743        (2,930)
      Other.....................................................................      (40,245)      (88,314)      (32,061)
                                                                                    ---------     ---------     ---------

         Net cash provided from operating activities............................      317,155       365,495       426,260
                                                                                    ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
      Long-term debt............................................................      106,981            --            --
      Preferred stock...........................................................           --        96,739            --
      Short-term borrowings, net................................................      190,879        69,118            --
      Equity contributions from parent..........................................       50,000            --            --
Redemptions and Repayments-
      Preferred stock...........................................................     (164,674)      (80,466)      (33,464)
      Long-term debt............................................................     (309,480)      (74,230)     (212,771)
      Short-term borrowings, net................................................           --            --       (74,885)
Dividend Payments-
      Common stock..............................................................           --      (175,900)      (84,000)
      Preferred stock...........................................................      (13,782)      (27,645)      (30,518)
                                                                                    ---------     ---------     ---------
         Net cash used for financing activities.................................     (140,076)     (192,384)     (435,638)
                                                                                    ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions..............................................................     (163,199)     (154,927)      (96,236)
Loans to associated companies...................................................           --       (11,117)      (93,106)
Loan payments from associated companies.........................................          415           383            --
Capital trust investments.......................................................       39,636        16,287        25,426
Sale of assets to associated companies..........................................           --        11,117       197,902
Other...........................................................................      (23,845)      (37,413)      (22,129)
                                                                                    ---------     ---------     ---------
         Net cash provided from (used for) investing activities.................     (146,993)     (175,670)       11,857
                                                                                    ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents............................       30,086        (2,559)        2,479
Cash and cash equivalents at beginning of year..................................          296         2,855           376
                                                                                    ---------     ---------     ---------
Cash and cash equivalents at end of year........................................    $  30,382     $     296     $   2,855
                                                                                    =========     =========     =========

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash Paid During the Year-
      Interest (net of amounts capitalized).....................................    $ 186,040     $ 196,001     $ 208,085
                                                                                    =========     =========     =========
      Income taxes..............................................................    $ 121,668     $ 131,801     $ 109,212
                                                                                    =========     =========     =========

* See Note 1(M).

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                  CONSOLIDATED STATEMENTS OF TAXES (RESTATED*)

                           FOR THE YEARS ENDED DECEMBER 31,                           2002           2001          2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                               (IN THOUSANDS)
GENERAL TAXES:
Real and personal property......................................................    $  77,516     $  72,665     $ 131,331
State gross receipts**..........................................................           --        27,169        79,709
Ohio kilowatt-hour excise**.....................................................       66,775        42,608            --
Social security and unemployment................................................        3,478         2,752        11,464
Other...........................................................................           35          (246)         (207)
                                                                                    ---------     ---------     ---------
         Total general taxes....................................................    $ 147,804     $ 144,948     $ 222,297
                                                                                    =========     =========     =========

PROVISION FOR INCOME TAXES:
Currently payable-
   Federal......................................................................    $  76,364     $  92,739     $ 108,024
   State........................................................................       14,721        16,177         1,294
                                                                                    ---------     ---------     ---------
                                                                                       91,085       108,916       109,318
                                                                                    ---------     ---------     ---------
Deferred, net-
   Federal......................................................................       (3,661)       32,368        31,097
   State........................................................................        2,146         1,125         1,629
                                                                                    ---------     ---------     ---------
                                                                                       (1,515)       33,493        32,726
                                                                                    ----------    ---------     ---------
Investment tax credit amortization..............................................       (4,632)       (4,522)       (3,617)
                                                                                    ---------     ---------     ---------
         Total provision for income taxes.......................................    $  84,938     $ 137,887     $ 138,427
                                                                                    =========     =========     =========

INCOME STATEMENT CLASSIFICATION
OF PROVISION FOR INCOME TAXES:
Operating income................................................................    $  71,325     $ 121,197     $ 124,943
Other income....................................................................       13,613        16,690        13,484
                                                                                    ---------     ---------     ---------
         Total provision for income taxes.......................................    $  84,938     $ 137,887     $ 138,427
                                                                                    =========     =========     =========

RECONCILIATION OF FEDERAL INCOME TAX
EXPENSE AT STATUTORY RATE TO TOTAL
PROVISION FOR INCOME TAXES:
Book income before provision for income taxes...................................    $ 221,890     $ 315,792     $ 348,851
                                                                                    =========     =========     =========
Federal income tax expense at statutory rate....................................    $  77,662     $ 110,527     $ 122,098
Increases (reductions) in taxes resulting from-
   State income taxes, net of federal income tax benefit........................       10,964        11,246         1,900
   Amortization of investment tax credits.......................................       (4,632)       (4,522)       (3,617)
   Amortization of tax regulatory assets........................................          999         1,012           693
   Amortization of goodwill.....................................................           --        16,530        16,509
   Other, net...................................................................          (55)        3,094           844
                                                                                    ---------     ---------     ---------
         Total provision for income taxes.......................................    $  84,938     $ 137,887     $ 138,427
                                                                                    =========     =========     =========

ACCUMULATED DEFERRED INCOME TAXES AT
DECEMBER 31:
Property basis differences......................................................    $ 473,506     $ 463,344     $ 495,588
Competitive transition charge...................................................      371,486       424,484       320,618
Unamortized investment tax credits..............................................      (27,839)      (29,528)      (35,341)
Unused alternative minimum tax credits..........................................           --            --       (27,115)
Deferred gain for asset sale to affiliated company..............................       43,193        49,735        46,583
Other comprehensive income......................................................      (31,517)        5,900            --
Above market leases.............................................................     (350,299)     (375,333)     (400,367)
Retirement Benefits.............................................................      (42,079)      (73,483)      (62,594)
All other.......................................................................      (29,154)      (51,481)       38,758
                                                                                    ---------     ---------     ---------

         Net deferred income tax liability......................................    $ 407,297     $ 413,638     $ 376,130
                                                                                    =========     =========     =========

* See Note 1(M).

** Collected from customers through regulated rates and included in revenue in the Consolidated Statements of Income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                  The consolidated financial statements include The Cleveland Electric Illuminating Company (Company) and its wholly owned subsidiaries, Centerior Funding Corporation (CFC) and Centerior Financing Trust (CFT). All significant intercompany transactions have been eliminated. The Company is a wholly owned subsidiary of FirstEnergy Corp. FirstEnergy holds directly all of the issued and outstanding common shares of its principal electric utility operating subsidiaries, including the Company, Ohio Edison Company (OE), The Toledo Edison Company (TE), American Transmission Systems, Inc. (ATSI), Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). JCP&L, Met-Ed and Penelec were formerly wholly owned subsidiaries of GPU, Inc. which merged with FirstEnergy on November 7, 2001.

                  The Company follows the accounting policies and practices prescribed by the Securities and Exchange Commission (SEC), the Public Utilities Commission of Ohio (PUCO) and the Federal Energy Regulatory Commission (FERC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

         (A) CONSOLIDATION-

                  The Company consolidates all majority-owned subsidiaries, after eliminating the effects of intercompany transactions. Non-majority owned investments, including investments in limited liability companies, partnerships and joint ventures, are accounted for under the equity method when the Company is able to influence their financial or operating policies. Investments in corporations resulting in voting control of 20% or more are presumed to be equity method investments. Limited partnerships are evaluated in accordance with SEC Staff D-46, "Accounting for Limited Partnership Investments" and American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 78-9, "Accounting for Investments in Real Estate Ventures," which specify a 3 to 5 percent threshold for the presumption of influence. For all remaining investments (excluding those within the scope of SFAS 115), the Company applies the cost method.

         (B) REVENUES-

                  The Company's principal business is providing electric service to customers in northeastern Ohio. The Company's retail customers are metered on a cycle basis. Revenue is recognized for unbilled electric service through the end of the year.

                  Receivables from customers include sales to residential, commercial and industrial customers located in the Company's service area and sales to wholesale customers. There was no material concentration of receivables at December 31, 2002 or 2001, with respect to any particular segment of the Company's customers.

                  The Company and TE sell substantially all of their retail customers' receivables to CFC. CFC subsequently transfers the receivables to a trust (a SFAS 140 "qualified special purpose entity") under an asset-backed securitization agreement. Transfers are made in return for an interest in the trust (41% as of December 31, 2002), which is stated at fair value, reflecting adjustments for anticipated credit losses. The average collection period for billed receivables is 28 days. Given the short collection period after billing, the fair value of CFC's interest in the trust approximates the stated value of its retained interest in underlying receivables after adjusting for anticipated credit losses. Accordingly, subsequent measurements of the retained interest under SFAS 115 (as an available-for-sale financial instrument) result in no material change in value. Sensitivity analyses reflecting 10% and 20% increases in the rate of anticipated credit losses would not have significantly affected the Company's retained interest in the pool of receivables through the trust. Of the $272 million sold to the trust and outstanding as of December 31, 2002, the Company had a retained interest in $111 million of the receivables included as other receivables on the Consolidated Balance Sheets. Accordingly, receivables recorded on the Consolidated Balance Sheets were reduced by approximately $161 million due to these sales. Collections of receivables previously transferred to the trust and used for the purchase of new receivables from CFC during 2002, totaled approximately $2.2 billion. The Company processed receivables for the trust and received servicing fees of approximately $2.5 million in 2002. Expenses associated with the factoring discount related to the sale of receivables were $4.7 million in 2002.

         (C) REGULATORY PLAN-

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

                  In July 2000, the PUCO approved FirstEnergy's transition plan for the Company, OE and TE as modified by a settlement agreement with major parties to the transition plan. The application of SFAS 71, "Accounting for the Effects of Certain Types of Regulation" to the Company's nonnuclear generation business was discontinued with the issuance of the PUCO transition plan order, as described further below. Major provisions of the settlement agreement consisted of approval of recovery of generation-related transition costs as filed of $1.6 billion net of deferred income taxes and transition costs related to regulatory assets as filed of $1.4 billion net of deferred income taxes, with recovery through no later than 2008 for the Company, except where a longer period of recovery is provided for in the settlement agreement. The generation-related transition costs include $0.2 billion, net of deferred income taxes of impaired generating assets recognized as regulatory assets as described further below, $0.4 billion, net of deferred income taxes of above market operating lease costs (see Note 1(M)) and $0.5 billion, net of deferred income taxes of additional plant costs that were reflected on the Company's regulatory financial statements.

                  Also as part of the settlement agreement, FirstEnergy is giving preferred access over its subsidiaries to nonaffiliated marketers, brokers and aggregators to 400 megawatts (MW) of generation capacity through 2005 at established prices for sales to the Company's retail customers. Customer prices are frozen through the five-year market development period except for certain limited statutory exceptions, including the 5% reduction referred to above. In February 2003, the Company was authorized increases in annual revenues aggregating approximately $4 million to recover its higher tax costs resulting from the Ohio deregulation legislation.

                  The Company's customers choosing alternative suppliers receive an additional incentive applied to the shopping credit (generation component) of 45% for residential customers, 30% for commercial customers and 15% for industrial customers. The amount of the incentive is deferred for future recovery from customers - recovery will be accomplished by extending the transition cost recovery period. If the customer shopping goals established in the agreement had not been achieved by the end of 2005, the transition cost recovery period could have been shortened for the Company to reduce recovery by as much as $170 million. The Company achieved its required 20% customer shopping goals in 2002. Accordingly, the Company believes that there will be no regulatory action reducing the recoverable transition costs.

                  The application of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation", (SFAS 71), has been discontinued with respect to the Company's generation operations. The SEC issued interpretive guidance regarding asset impairment measurement concluding that any supplemental regulated cash flows such as a competitive transition charge should be excluded from the cash flows of assets in a portion of the business not subject to regulatory accounting practices. If those assets are impaired, a regulatory asset should be established if the costs are recoverable through regulatory cash flows. Consistent with the SEC guidance $304 million of impaired plant investments were recognized by the Company as regulatory assets recoverable as transition costs through future regulatory cash flows. Net assets included in utility plant relating to the operations for which the application of SFAS 71 was discontinued were $1.406 billion as of December 31, 2002. See Note 1(M) for further discussion of the Ohio transition plan.

         (D) UTILITY PLANT AND DEPRECIATION-

                  Utility plant reflects the original cost of construction (except for the Company's nuclear generating units which were adjusted to fair value), including payroll and related costs such as taxes, employee benefits, administrative and general costs, and interest costs. The Company's accounting policy for planned major maintenance projects is to recognize liabilities as they are incurred.

                  The Company provides for depreciation on a straight-line basis at various rates over the estimated lives of property included in plant in service. The annualized composite rate was approximately 3.4% in 2002, 3.2% in 2001 and 3.4% in 2000.

                  Annual depreciation expense includes approximately $29.0 million for future decommissioning costs applicable to the Company's ownership interests in three nuclear generating units (Beaver Valley Unit 2, Davis-Besse Unit 1 and Perry Unit 1). The Company's share of the future obligation to decommission these units is approximately $682 million in current dollars and (using a 4.0% escalation rate) approximately $1.6 billion in future dollars. The estimated obligation and the escalation rate were developed based on site specific studies. Payments for decommissioning are expected to begin in 2016, when actual decommissioning work begins. The Company has recovered approximately $192 million for decommissioning through its electric rates from customers through December 31, 2002. The Company has also recognized an estimated liability of approximately $6.2 million related to decontamination and decommissioning of nuclear enrichment facilities operated by the United States Department of Energy, as required by the Energy Policy Act of 1992. In June 2001, the Financial Accounting Standards Board issued

SFAS 143, "Accounting for Asset Retirement Obligations". The new statement provides accounting standards for retirement obligations associated with tangible long-lived assets, with adoption required by January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases, resulting in a period expense. However, rate-regulated entities may recognize a regulatory asset or liability if the criteria for such treatment are met. Upon retirement, a gain or loss would be recorded if the cost to settle the retirement obligation differs from the carrying amount.

                  The Company has identified applicable legal obligations as defined under the new standard, principally for nuclear power plant decommissioning. Upon adoption of SFAS 143, asset retirement costs of $173 million were recorded as part of the carrying amount of the related long-lived asset, offset by accumulated depreciation of $19 million. Due to the increased carrying amount, the related long-lived assets were tested for impairment in accordance with SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets". No impairment was indicated.

                  The asset retirement liability at the date of adoption will be $238 million. As of December 31, 2002, the Company had recorded decommissioning liabilities of $242.4. The change in the estimated liabilities resulted from changes in methodology and various assumptions, including changes in the projected dates for decommissioning.

                  The cumulative effect adjustment to recognize the undepreciated asset retirement cost and the asset retirement liability offset by the reversal of the previously recorded decommissioning liabilities was a $155 million increase to income, or $91 million net of tax.

                  The FASB approved SFAS 142, "Goodwill and Other Intangible Assets," on June 29, 2001. Under SFAS 142, amortization of existing goodwill ceased January 1, 2002. Instead, goodwill is tested for impairment at least on an annual basis - based on the results of the transition analysis and the 2002 annual analysis, no impairment of the Company's goodwill is required. Prior to the adoption of SFAS 142, the Company amortized about $47.2 million of goodwill annually. The goodwill balance as of December 31, 2002 and 2001 was $1.694 billion.

                  The following table shows what net income would have been if goodwill amortization had been excluded from prior periods:

                                                                2002           2001         2000
                                                                ----           ----         ----
                                                              RESTATED       RESTATED     RESTATED
                                                              --------       --------     --------
                                                                         (IN THOUSANDS)
Reported net income......................................     $136,952       $177,905     $210,424
Add back goodwill amortization...........................           --         47,230       47,170
                                                              --------       --------     --------
Adjusted net income......................................     $136,952       $225,135     $257,594
                                                              ========       ========     ========

         (E) COMMON OWNERSHIP OF GENERATING FACILITIES-

                  The Company, together with TE and OE and its wholly owned subsidiary, Pennsylvania Power Company (Penn), own and/or lease, as tenants in common, various power generating facilities. Each of the companies is obligated to pay a share of the costs associated with any jointly owned facility in the same proportion as its interest. The Company's portion of operating expenses associated with jointly owned facilities is included in the corresponding operating expenses on the Consolidated Statements of Income. The amounts reflected on the Consolidated Balance Sheet under utility plant at December 31, 2002 include the following:

                                              UTILITY      ACCUMULATED     CONSTRUCTION   OWNERSHIP/
                                               PLANT      PROVISION FOR      WORK IN      LEASEHOLD
GENERATING UNITS                            IN SERVICE     DEPRECIATION      PROGRESS      INTEREST
----------------------------------------------------------------------------------------------------
                                                                    (IN MILLIONS)
W. H. Sammis Unit 7.....................     $  179.8        $125.4          $    --        31.20%
Bruce Mansfield Units 1, 2 and 3........         85.2          38.6             40.6        20.42%
Beaver Valley Unit 2....................          3.9           0.4             10.7        24.47%
Davis-Besse.............................        219.4          46.6             60.1        51.38%
Perry...................................        633.0         147.1              4.9        44.85%
-------------------------------------------------------------------------------------------------
    Total...............................     $1,121.3        $358.1          $ 116.3
=================================================================================================

                  The Bruce Mansfield Plant is being leased through a sale and leaseback transaction (see Note 2) and the above-related amounts represent construction expenditures subsequent to the transaction.

         (F) NUCLEAR FUEL-

                  Nuclear fuel is recorded at original cost, which includes material, enrichment, fabrication and interest costs incurred prior to reactor load. The Company amortizes the cost of nuclear fuel based on the rate of consumption.

         (G) STOCK-BASED COMPENSATION-

                  FirstEnergy applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock-based compensation plans (see Note 3B). No material stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date resulting in substantially no intrinsic value.

                  If FirstEnergy had accounted for employee stock options under the fair value method, a higher value would have been assigned to the options granted. The weighted average assumptions used in valuing the options and their resulting estimated fair values would be as follows:

                                                    2002       2001        2000
--------------------------------------------------------------------------------
Valuation assumptions:
   Expected option term (years).............         8.1        8.3          7.6
   Expected volatility......................       23.31%     23.45%       21.77%
   Expected dividend yield..................        4.36%      5.00%        6.68%
   Risk-free interest rate..................        4.60%      4.67%        5.28%
Fair value per option.......................      $ 6.45     $ 4.97       $ 2.86
--------------------------------------------------------------------------------

                  The effects of applying fair value accounting to FirstEnergy's stock options would not materially effect the Company's net income.

         (H) INCOME TAXES-

                  Details of the total provision for income taxes are shown on the Consolidated Statements of Taxes. Deferred income taxes result from timing differences in the recognition of revenues and expenses for tax and accounting purposes. Investment tax credits, which were deferred when utilized, are being amortized over the recovery period of the related property. The liability method is used to account for deferred income taxes. Deferred income tax liabilities related to tax and accounting basis differences are recognized at the statutory income tax rates in effect when the liabilities are expected to be paid. The Company is included in FirstEnergy's consolidated federal income tax return. The consolidated tax liability is allocated on a "stand-alone" company basis, with the Company recognizing any tax losses or credits it contributed to the consolidated return.

         (I) RETIREMENT BENEFITS-

                  FirstEnergy's trusteed, noncontributory defined benefit pension plan covers almost all of the Company's full-time employees. Upon retirement, employees receive a monthly pension based on length of service and compensation. On December 31, 2001, the GPU pension plans were merged with the FirstEnergy plan. The Company uses the projected unit credit method for funding purposes and was not required to make pension contributions during the three years ended December 31, 2002. The assets of the FirstEnergy pension plan consist primarily of common stocks, United States government bonds and corporate bonds.

                  The Company provides a minimum amount of noncontributory life insurance to retired employees in addition to optional contributory insurance. Health care benefits, which include certain employee contributions, deductibles and copayments, are also available to retired employees, their dependents and, under certain circumstances, their survivors. The Company pays insurance premiums to cover a portion of these benefits in excess of set limits; all amounts up to the limits are paid by the Company. The Company recognizes the expected cost of providing other postretirement benefits to employees and their beneficiaries and covered dependents from the time employees are hired until they become eligible to receive those benefits.

                  As a result of the reduced market value of FirstEnergy's pension plan assets, it was required to recognize an additional minimum liability as prescribed by SFAS 87 and SFAS 132, "Employers' Disclosures about Pension and Postretirement Benefits," as of December 31, 2002. FirstEnergy's accumulated benefit obligation of $3.438 billion exceeded the fair value of plan assets ($2.889 billion) resulting in a minimum pension liability of $548.6 million. FirstEnergy eliminated its prepaid pension asset of $286.9 million ($39.3 million) and established a minimum liability of

$548.6 million (Company - $52.1 million), recording an intangible asset of $78.5 million (Company - $15.9 million) and reducing OCI by $444.2 million (Company - $44.1 million) (recording a related deferred tax asset of $312.8 million (Company - $31.4 million)). The charge to OCI will reverse in future periods to the extent the fair value of trust assets exceed the accumulated benefit obligation. The amount of pension liability recorded as of December 31, 2002, increased due to the lower discount rate and asset returns assumed as of December 31, 2002.

                  The following sets forth the funded status of the plans and amounts recognized on FirstEnergy's Consolidated Balance Sheets as of December 31:

                                                                                      OTHER
                                                    PENSION BENEFITS         POSTRETIREMENT BENEFITS
                                                 -----------------------     -----------------------
                                                   2002          2001          2002          2001
----------------------------------------------------------------------------------------------------
                                                                   (IN MILLIONS)
Change in benefit obligation:
Benefit obligation as of January 1 ..........    $ 3,547.9     $ 1,506.1     $ 1,581.6     $   752.0
Service cost ................................         58.8          34.9          28.5          18.3
Interest cost ...............................        249.3         133.3         113.6          64.4
Plan amendments .............................           --           3.6        (121.1)           --
Actuarial loss ..............................        268.0         123.1         440.4          73.3
Voluntary early retirement program ..........           --            --            --           2.3
GPU acquisition .............................        (11.8)      1,878.3         110.0         716.9
Benefits paid ...............................       (245.8)       (131.4)        (83.0)        (45.6)
----------------------------------------------------------------------------------------------------
Benefit obligation as of December 31 ........      3,866.4       3,547.9       2,070.0       1,581.6
----------------------------------------------------------------------------------------------------

Change in fair value of plan assets:
Fair value of plan assets as of January 1....      3,483.7       1,706.0         535.0          23.0
Actual return on plan assets ................       (348.9)          8.1         (57.1)         12.7
Company contribution ........................           --            --          37.9          43.3
GPU acquisition .............................           --       1,901.0            --         462.0
Benefits paid ...............................       (245.8)       (131.4)        (42.5)         (6.0)
----------------------------------------------------------------------------------------------------
Fair value of plan assets as of December 31..      2,889.0       3,483.7         473.3         535.0
----------------------------------------------------------------------------------------------------

Funded status of plan .......................       (977.4)        (64.2)     (1,596.7)     (1,046.6)
Unrecognized actuarial loss .................      1,185.8         222.8         751.6         212.8
Unrecognized prior service cost .............         78.5          87.9        (106.8)         17.7
Unrecognized net transition obligation ......           --            --          92.4         101.6
----------------------------------------------------------------------------------------------------
Net amount recognized .......................    $   286.9     $   246.5     $  (859.5)    $  (714.5)
====================================================================================================

Consolidated Balance Sheets classification:..
Prepaid (accrued) benefit cost ..............    $  (548.6)    $   246.5     $  (859.5)    $  (714.5)
Intangible asset ............................         78.5            --            --            --
Accumulated other comprehensive loss ........        757.0            --            --            --
----------------------------------------------------------------------------------------------------
Net amount recognized .......................    $   286.9     $   246.5     $  (859.5)    $  (714.5)
====================================================================================================
Company's share of net amount recognized ....    $    39.3     $   (32.7)    $  (117.1)    $  (195.9)
====================================================================================================
Assumptions used as of December 31:
Discount rate ...............................         6.75%         7.25%         6.75%         7.25%
Expected long-term return on plan assets ....         9.00%        10.25%         9.00%        10.25%
Rate of compensation increase ...............         3.50%         4.00%         3.50%         4.00%

                  FirstEnergy's net pension and other postretirement benefit costs for the three years ended December 31, 2002 were computed as follows:

                                                                                                          OTHER
                                                              PENSION BENEFITS                    POSTRETIREMENT BENEFITS
                                                    ----------------------------------      ---------------------------------
                                                      2002         2001         2000         2002         2001        2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                 (IN MILLIONS)
Service cost ...................................    $   58.8     $   34.9     $   27.4     $   28.5     $   18.3     $   11.3
Interest cost ..................................       249.3        133.3        104.8        113.6         64.4         45.7
Expected return on plan assets .................      (346.1)      (204.8)      (181.0)       (51.7)        (9.9)        (0.5)
Amortization of transition obligation (asset)...          --         (2.1)        (7.9)         9.2          9.2          9.2
Amortization of prior service cost .............         9.3          8.8          5.7          3.2          3.2          3.2
Recognized net actuarial loss (gain) ...........          --           --         (9.1)        11.2          4.9           --
Voluntary early retirement program .............          --          6.1         17.2           --          2.3           --
-----------------------------------------------------------------------------------------------------------------------------
Net periodic benefit cost (income) .............    $  (28.7)    $  (23.8)    $  (42.9)    $  114.0     $   92.4     $   68.9
=============================================================================================================================
Company's share of net benefit cost ............    $    1.6     $   (1.9)    $   (5.3)    $    9.5     $   12.5     $   21.3
-----------------------------------------------------------------------------------------------------------------------------

                  The composite health care cost trend rate assumption is approximately 10%-12% in 2003, 9% in 2004 and 8% in 2005, decreasing to 5% in later years. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. An increase in the health care cost trend rate assumption by one percentage point would increase the total service and interest cost components by $20.7 million and the postretirement benefit obligation by $232.2 million. A decrease in the same assumption by one percentage point would decrease the total service and interest cost components by $16.7 million and the postretirement benefit obligation by $204.3 million.

         (J) TRANSACTIONS WITH AFFILIATED COMPANIES-

                  Operating revenues, operating expenses and other income include transactions with affiliated companies, primarily TE, OE, Penn, ATSI, FirstEnergy Solutions Corp. (FES) and FirstEnergy Service Company (FECO). The Ohio transition plan, as discussed in the "Regulatory Plan" section, resulted in the corporate separation of FirstEnergy's regulated and unregulated operations in 2001. Unregulated operations under FES now operate the generation businesses of the Company, TE, OE and Penn. As a result, the Company entered into power supply agreements (PSA) whereby FES purchases all of the Company's nuclear generation and the generation from leased fossil generating facilities and the Company purchases its power from FES to meet its "provider of last resort" obligations. CFC serves as the transferor in connection with the accounts receivable securitization for the Company and TE. The primary affiliated companies transactions, including the effects of the PSA beginning in 2001, the sale and leaseback of the Company's transmission assets to ATSI in September 2000 and FirstEnergy's providing support services at cost, are as follows:

                                       2002        2001        2000
--------------------------------------------------------------------
                                              (IN MILLIONS)
OPERATING REVENUES:
PSA revenues with FES ..........      $283.8      $334.1      $   --
Generating units rent with FES..        59.8        59.1          --
Ground lease with ATSI .........         7.1         7.1         4.4

OPERATING EXPENSES:
Purchased power under PSA ......       420.4       597.4          --
Purchased power from TE ........       104.0        97.0       106.8
Transmission expenses (including
   ATSI rent) ..................        41.1        28.9        15.0
FirstEnergy support services ...        52.4        49.6        97.9

OTHER INCOME:
Interest income from ATSI ......         7.2         7.2         2.4
Interest income from FES .......         0.9         0.9          --
--------------------------------------------------------------------

                  The Company is buying 150 MW of TE's Beaver Valley Unit 2 leased capacity entitlement. Purchased power expenses for this transaction were $104.0 million, $97.0 million and $104.0 million in 2002, 2001 and 2000, respectively. This purchase is expected to continue through the end of the lease period (see Note 2).

                  FirstEnergy does not bill directly or allocate any of its costs to any subsidiary company. Costs are allocated to the Company from its affiliates, GPU Service, Inc. and FirstEnergy Service Company, both subsidiaries of FirstEnergy Corp. and both "mutual service companies" as defined in Rule 93 of the 1935 Public Utility Holding Company Act (PUHCA). The majority of costs are directly billed or assigned at no more than cost as determined by PUHCA Rule
91. The remaining costs are for services that are provided on behalf of more than one company, or costs that cannot be precisely identified and are allocated using formulas that are filed annually with the SEC on Form U-13-60. The current allocation or assignment formulas used and their bases include multiple factor formulas; the ratio of each company's amount of FirstEnergy's aggregate direct payroll, number of employees, asset balances, revenues, number of customers and other factors; and specific departmental charge ratios. Management believes that these allocation methods are reasonable.

         (K) SUPPLEMENTAL CASH FLOWS INFORMATION-

                  All temporary cash investments purchased with an initial maturity of three months or less are reported as cash equivalents on the Consolidated Balance Sheets at cost, which approximates their fair market value. Noncash financing and investing activities included capital lease transactions amounting to $2.1 million and $52.0 million in 2001 and 2000, respectively. There were no capital lease transactions in 2002. "Other amortization" on the Consolidated Statement of Cash Flows under Cash Flows from Operating Activities consists of amounts from the reduction of an electric service obligation under the Company's electric service prepayment program.

                  All borrowings with initial maturities of less than one year are defined as financial instruments under GAAP and are reported on the Consolidated Balance Sheets at cost, which approximates their fair market value. The following sets forth the approximate fair value and related carrying amounts of all other long-term debt, preferred stock subject to mandatory redemption and investments other than cash and cash equivalents as of December 31:

                                                              2002                    2001
-------------------------------------------------------------------------------------------------
                                                      CARRYING      FAIR      CARRYING      FAIR
                                                        VALUE       VALUE       VALUE       VALUE
-------------------------------------------------------------------------------------------------
                                                                     (IN MILLIONS)
Long-term debt ..................................      $2,309      $2,493      $2,507      $2,624
Preferred stock .................................      $  106      $  113      $  125      $  125
Investments other than cash and cash equivalents:
   Debt securities
   - Maturity (5-10 years) ......................      $   11      $   11      $   11      $   11
   - Maturity (more than 10 years) ..............         528         576         568         565
   All other ....................................         232         232         214         218
-------------------------------------------------------------------------------------------------
                                                       $  771      $  819      $  793      $  794
=================================================================================================

                  The fair values of long-term debt and preferred stock reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective year. The yields assumed were based on securities with similar characteristics offered by a corporation with credit ratings similar to the Company's ratings.

                  The fair value of investments other than cash and cash equivalents represent cost (which approximates fair value) or the present value of the cash inflows based on the yield to maturity. The yields assumed were based on financial instruments with similar characteristics and terms. Investments other than cash and cash equivalents include decommissioning trust investments. The Company has no securities held for trading purposes.

                  The investment policy for the nuclear decommissioning trust funds restricts or limits the ability to hold certain types of assets including private or direct placements, warrants, securities of FirstEnergy, investments in companies owning nuclear power plants, financial derivatives, preferred stocks, securities convertible into common stock and securities of the trust fund's custodian or managers and their parents or subsidiaries. The investments that are held in the decommissioning trusts (included as "All other" in the table above) consist of equity securities, government bonds and corporate bonds. Realized gains (losses) are recognized as additions (reductions) to trust asset balances. For the year 2002, net realized losses were approximately $6.9 million and interest and dividend income totaled approximately $7.3 million.

         (L) REGULATORY ASSETS-

                  The Company recognizes, as regulatory assets, costs which the FERC and PUCO have authorized for recovery from customers in future periods. Without such authorization, the costs would have been charged to income as incurred. All regulatory assets are expected to continue to be recovered from customers under the Company's transition plan. Based on that plan, the Company continues to bill and collect cost-based rates for its transmission and distribution services, which will remain regulated; accordingly, it is appropriate that the Company continues the application of SFAS 71 to those operations.

                  Net regulatory assets on the Consolidated Balance Sheets are comprised of the following:

                                                       2002          2001
---------------------------------------------------------------------------
                                                      REVISED
                                                     --------
                                                  (SEE NOTE 1(M))
---------------------------------------------------------------------------
                                                         (IN MILLIONS)
Regulatory transition charge ..................      $1,151.0      $1,186.1
Customer receivables for future income taxes...           8.0           9.2
Loss on reacquired debt .......................          15.7          16.5
Other .........................................          17.1          18.5
---------------------------------------------------------------------------
     Total ....................................      $1,191.8      $1,230.3
===========================================================================

         (M) RESTATEMENTS

                  The Company is restating its financial statements for the three years ended December 31, 2002. The primary modifications include revisions to reflect a change in the method of amortizing costs being recovered through the Ohio transition plan and recognition of above-market values of certain leased generation facilities. In addition, certain other immaterial previously unrecorded adjustments are now reflected in results for the three years ended December 31, 2002.

         Transition Cost Amortization -

                  The Company amortizes transition costs, described in Note 1(C) above, using the effective interest method. The amortization schedules originally developed at the beginning of the transition plan in 2001 in applying this method were based on total transition revenues, including revenues designed to recover costs which have not yet been incurred or that were recognized on the regulatory financial statements but not in the financial statements prepared under GAAP. CEI has revised the amortization schedule under the effective interest method to consider only revenues relating to transition regulatory assets recognized on the GAAP balance sheet. The impact of this change will result in higher amortization of these regulatory assets the first several years of the transition cost recovery period, compared with the method previously applied. The change in method results in no change in total amortization of the regulatory assets previously recoded recovered under the transition period through the end of 2009.

         Above-Market Lease Costs -

                  In 1997, FirstEnergy Corp. was formed through a merger between OE and Centerior. The merger was accounted for as an acquisition of Centerior, the parent company of CEI, under the purchase accounting rules of APB 16. In connection with the reassessment of the accounting for the transition plan, the Company reassessed its accounting for the Centerior purchase and determined that above-market lease liabilities should have been recorded at the time of the merger. Accordingly, the Company has restated its financial status to record additional adjustments associated with the 1997 merger between OE and Centerior to reflect certain above-market lease liabilities for Beaver Valley Unit 2 and the Bruce Mansfield Plant, for which CEI had previously entered into sale-leaseback arrangements. The Company recorded an increase in goodwill related to the above-market lease costs for Beaver Valley Unit 2 because regulatory accounting for nuclear generating assets had been discontinued prior to the merger date and it was determined that this additional consideration would have increased goodwill at the date of the merger. The corresponding impact of the above-market lease liability for the Bruce Mansfield Plant was recorded as a regulatory asset because regulatory accounting had not been discontinued at that time for the fossil generating assets and recovery of these liabilities was provided under the Company's Regulatory Plan in effect at the time of the merger and subsequently under the transition plan.

                  The total above-market lease obligation of $611 million associated with Beaver Valley Unit 2 will be amortized through the end of the lease term in 2017 (approximately $31.2 million annually). The additional goodwill has been recorded effective as of the merger date, and amortization has been recorded through 2001, when goodwill amortization ceased with the adoption of SFAS 142. The total above-market lease obligation of $457 million associated with the Bruce Mansfield Plant is being amortized through the end of 2016 (approximately $29.0 million annually). Before the start of the transition plan in 2001, the regulatory asset would have been amortized at the same rate as the lease obligation resulting in no impact to net income. Beginning in 2001, the unamortized regulatory asset has been included in the Company's revised amortization schedule for regulatory assets and amortized through the end of the recovery period in 2009.

                  The Company has reflected the impact of the accounting for the period from the merger in 1997 through 1999 as a cumulative effect adjustment of $23.6 million to retained earnings as of January 1, 2000. The after-tax effect of these items in the three years ended December 31, 2002 was as follows:

                                                    TRANSITION          REVERSAL
                                                       COST             OF LEASE
INCOME STATEMENT EFFECTS                           AMORTIZATION       OBLIGATIONS(1)      TOTAL
                                                   ------------       --------------    ---------
   INCREASE (DECREASE)                                               (IN THOUSANDS)
Year ended December 31, 2002
   Nuclear operating expenses                       $      --           $ (31,200)      $ (31,200)
   Other operating expenses                                --             (29,000)        (29,000)
   Provision for depreciation and amortization         52,000              51,300         103,300
                                                    ---------           ---------       ---------
   Income taxes                                       (21,945)              3,744         (18,201)
                                                    ---------           ---------       ---------
   Total expense                                    $  30,055           $  (5,156)      $  24,899
                                                    =========           =========       =========

   Net income effect                                $ (30,055)          $   5,156       $ (24,899)
                                                    =========           =========       =========

Year ended December 31, 2001
   Nuclear operating expenses                       $      --           $ (31,200)      $ (31,200)
   Other operating expenses                                --             (29,000)        (29,000)
   Provision for depreciation and amortization         53,600              56,100         109,700
                                                    ---------           ---------       ---------
   Income taxes                                       (18,714)              1,412         (17,302)
                                                    ---------           ---------       ---------
   Total expense                                    $  34,886           $  (2,688)      $  32,198
                                                    =========           =========       =========

   Net income effect                                $ (34,886)          $   2,688       $ (32,198)
                                                    =========           =========       =========

Year ended December 31, 2000
   Nuclear operating expenses                       $      --           $ (31,200)      $ (31,200)
   Other operating expenses                                --                  --              --
   Provision for depreciation and amortization             --               9,000           9,000
                                                    ---------           ---------       ---------
   Income taxes                                            --              12,974          12,974
                                                    ---------           ---------       ---------
   Total expense                                    $      --           $  (9,226)      $  (9,226)
                                                    =========           =========       =========

   Net income effect                                $      --           $   9,226       $   9,226
                                                    =========           =========       =========

(1) The provision for depreciation and amortization in each of 2001 and 2000 includes goodwill amortization of $9.0 million.

                  In addition, the impact increased the following balances in the Consolidated Balance Sheet as of January 1, 2000:

                             (in thousands)
Goodwill                       $ 340,990
Regulatory assets                457,000
                               ---------
Total assets                   $ 797,990
                               =========

Other current liabilities      $  60,000
Deferred income taxes           (225,971)
Other deferred credits           940,400
                               ---------
Total liabilities              $ 774,429
                               =========

Retained earnings              $  23,561
                               =========

                  The impact of the adjustments described above for the next five years is expected to reduce net income in 2003 through 2005 and increase net income in 2006 through 2007.

                  After giving effect to the restatement, total transition cost amortization (including above market leases) is expected to approximate the following for the years from 2003 through 2007 (in millions).


2003...............   $169
2004...............    190
2005...............    217
2006...............    128
2007...............    145
2008...............    163
2009...............     43

         Other Unrecorded Adjustments

                  This restatement for the three years ended December 31, 2002 also includes adjustments that were not previously recognized that principally related to an adjustment to unbilled revenue in 2001 with a corresponding impact in 2002. The net impact by year was $7.6 million in 2002, $(7.9) million in 2001 and $(1.8) million in 2000.

                  The effects of all of the changes in this restatement on the previously reported Consolidated Balance Sheet as of December 31, 2002 and 2001, and the Consolidated Statements of Income and Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                          2002                       2001                        2000
                                                --------------------------------------------------------------------------------
                                                AS PREVIOUSLY      AS      AS PREVIOUSLY      AS      AS PREVIOUSLY        AS
                                                  REPORTED      RESTATED     REPORTED      RESTATED     REPORTED        RESTATED
                                                --------------------------------------------------------------------------------
                                                                                 (IN THOUSANDS)
       CONSOLIDATED STATEMENTS OF INCOME

OPERATING REVENUES                               $1,835,371    $1,843,671   $2,076,222    $2,064,622   $1,887,039      $1,890,339

  Total revenues

EXPENSES:
  Fuel and purchased power                          587,108       587,108      768,306       768,306      414,127         414,127
  Nuclear operating costs                           238,513       207,313      139,787       108,587      151,571         120,371
  Other operating expenses                          307,142       279,242      290,945       262,745      374,818         381,118
  Provision for depreciation and amortization       141,427       244,727      194,717       304,417      220,915         229,915
  General taxes                                     147,804       147,804      144,948       144,948      222,297         222,297
  Income taxes                                       88,231        71,325      141,958       121,197      113,217         124,943
                                                 ----------    ----------   ----------    ----------   ----------      ----------
  Total expenses                                  1,510,225     1,537,519    1,680,661     1,710,200    1,496,945       1,492,771
                                                 ----------    ----------   ----------    ----------   ----------      ----------

OPERATING INCOME                                    325,146       306,152      395,561       354,422      390,094         397,568

OTHER INCOME                                         15,971        15,971       13,292        13,292       12,568          12,568
                                                 ----------    ----------   ----------    ----------   ----------      ----------

INCOME BEFORE NET INTEREST CHARGES                  341,117       322,123      408,853       367,714      402,662         410,136

NET INTEREST CHARGES                                185,171       185,171      189,809       189,809      199,712         199,712
                                                 ----------    ----------   ----------    ----------   ----------      ----------

NET INCOME                                          155,946       136,952      219,044       177,905      202,950         210,424

PREFERRED STOCK DIVIDEND REQUIREMENT                 17,390        15,690       25,838        24,838       20,843          20,843
                                                 ----------    ----------   ----------    ----------   ----------      ----------

  EARNINGS ON COMMON STOCK                       $  138,556    $  121,262   $  193,206    $  153,067   $  182,107      $  189,581
                                                 ==========    ==========   ==========    ==========   ==========      ==========

      CONSOLIDATED BALANCE SHEETS

ASSETS

CURRENT ASSETS                                   $  311,127    $  311,127   $  273,643    $  265,343

PROPERTY, PLANT AND EQUIPMENT                     2,419,039     2,419,039    2,433,385     2,433,385

INVESTMENTS                                         790,416       790,416      815,184       815,184

DEFERRED CHARGES:
  Regulatory assets                                 939,804     1,191,804      874,488     1,230,288
  Goodwill                                        1,370,639     1,693,629    1,370,639     1,693,629
  Other (Note 2I)                                   104,228       104,228       88,767        88,767
                                                 ----------    ----------   ----------    ----------
                                                  2,414,671     2,989,661    2,333,894     3,012,684
                                                 ----------    ----------   ----------    ----------
                                                 $5,935,253    $6,510,243   $5,856,106    $6,526,596
                                                 ==========    ==========   ==========    ==========
LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES                              $1,201,373    $1,261,672   $  983,724    $1,042,171

CAPITALIZATION
  Common stockholders' equity                     1,226,632     1,200,234    1,082,145     1,073,041
  Preferred stock of consolidated subsidiaries-
    Not subject to mandatory redemption              96,404        96,404      141,475       141,475
    Subject to mandatory redemption                   5,021         5,021        6,288         6,288
  Subsidiary-obligated mandatorily

    redeemable preferred securities (Note 5F)       100,000       100,000      100,000       100,000
  Long-term debt                                  1,975,001     1,975,001    2,156,322     2,156,322
                                                 ----------    ----------   ----------    ----------
                                                  3,403,058     3,376,660    3,486,230     3,477,126
                                                 ----------    ----------   ----------    ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                 659,044       407,455      637,339       407,738
  Accumulated investment tax credit                  72,125        70,803       76,187        75,435
  Decommissioning liability                         239,720       242,120      220,798       221,598
  Other                                             359,933     1,151,533      451,828     1,302,528
                                                 ----------    ----------   ----------    ----------
                                                  1,330,822     1,871,911    1,386,152     2,007,299
                                                 ----------    ----------   ----------    ----------

                                                 ----------    ----------   ----------    ----------
                                                 $5,935,253    $6,510,243   $5,856,106    $6,526,596
                                                 ==========    ==========   ==========    ==========

                                                             2002                       2001                         2000
                                                  ----------------------------------------------------------------------------------
                                                  AS PREVIOUSLY       AS      AS PREVIOUSLY      AS      AS PREVIOUSLY       AS
                                                     REPORTED      RESTATED      REPORTED     RESTATED      REPORTED      RESTATED
                                                  ----------------------------------------------------------------------------------
                                                                                    (IN THOUSANDS)
CONSOLIDATED STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                          $ 155,946     $ 136,952     $ 219,044    $ 177,905     $ 202,950     $ 210,424
Adjustments to reconcile net income to net
   cash from operating activities:
   Provision for depreciation and amortization        141,427       244,727       194,717      304,417       220,915       229,915
   Nuclear fuel and lease amortization                 21,044        21,044        30,539       30,539        37,217        37,217
   Other amortization, net                            (15,008)      (15,008)      (14,071)     (14,071)      (11,635)      (11,635)
   Deferred lease costs                                    --       (60,200)           --      (60,200)           --       (31,200)
   Deferred income taxes, net                          19,973         3,637        46,976       32,741        22,373        32,726
   Investment tax credits, net                         (4,062)       (4,632)       (3,770)      (3,770)       (3,617)       (3,617)
   Receivables                                        (27,159)      (27,159)       30,942       42,542       (16,875)      (20,175)
   Materials and supplies                              (7,624)       (7,624)       15,949       15,949        (1,697)       (1,697)
   Accounts payable                                    47,147        47,147       (45,542)     (52,068)       20,817        20,817
   Other                                              (14,529)      (21,729)     (109,289)    (108,489)      (44,188)      (36,515)
                                                    ---------     ---------     ---------    ---------     ---------     ---------
   NET CASH PROVIDED FROM OPERATING ACTIVITIES      $ 317,155     $ 317,155     $ 365,495    $ 365,495     $ 426,260     $ 426,260
                                                    ---------     ---------     ---------    ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES                $(140,076)    $(140,076)    $(192,384)   $(192,384)    $(435,638)    $(435,638)

CASH FLOWS FROM INVESTING ACTIVITIES                $(146,993)    $(146,993)    $(175,670)   $(175,670)    $  11,857     $  11,857

2.       LEASES:

                  The Company leases certain generating facilities, office space and other property and equipment under cancelable and noncancelable leases.

                  The Company and TE sold their ownership interests in Bruce Mansfield Units 1, 2 and 3 and TE sold a portion of its ownership interest in Beaver Valley Unit 2. In connection with these sales, which were completed in 1987, the Company and TE entered into operating leases for lease terms of approximately 30 years as co-lessees. During the terms of the leases, the Company and TE continue to be responsible, to the extent of their combined ownership and leasehold interest, for costs associated with the units including construction expenditures, operation and maintenance expenses, insurance, nuclear fuel, property taxes and decommissioning. The Company and TE have the right, at the end of the respective basic lease terms, to renew the leases. The Company and TE also have the right to purchase the facilities at the expiration of the basic lease term or any renewal term at a price equal to the fair market value of the facilities.

                  As co-lessee with TE, the Company is also obligated for TE's lease payments. If TE is unable to make its payments under the Beaver Valley Unit 2 and Bruce Mansfield Plant leases, the Company would be obligated to make such payments. No such payments have been made on behalf of TE. (TE's future minimum lease payments as of December 31, 2002 were approximately $1.1 billion, net of trust cash receipts.)

                  Consistent with the regulatory treatment, the rentals for capital and operating leases are charged to operating expenses on the Consolidated Statements of Income. Such costs for the three years ended December 31, 2002 are summarized as follows:

                               2002       2001       2000
----------------------------------------------------------
                                      (IN MILLIONS)
Operating leases
  Interest element.......     $ 33.6     $ 35.3     $ 36.8
  Other .................       42.8       36.4       29.8
Capital leases
  Interest element.......        0.6        3.6        5.9
  Other .................        0.4       19.4       37.4
----------------------------------------------------------
  Total rentals .........     $ 77.4     $ 94.7     $109.9
==========================================================

         The future minimum lease payments as of December 31, 2002 are:

                                                                   OPERATING LEASES
                                                          -----------------------------------
                                           CAPITAL          LEASE        CAPITAL
                                            LEASES         PAYMENTS       TRUST         NET
---------------------------------------------------------------------------------------------
                                                               (IN MILLIONS)
2003..................................      $ 1.0          $  77.5       $  79.3      $  (1.8)
2004..................................        1.0             55.7          28.6         27.1
2005..................................        1.0             66.7          48.3         18.4
2006..................................        1.0             71.3          56.2         15.1
2007..................................        1.0             57.8          48.2          9.6
Years thereafter......................        4.7            524.7         393.3        131.4
---------------------------------------------------------------------------------------------
Total minimum lease payments..........        9.7          $ 853.7       $ 653.9      $ 199.8
                                                           =======       =======      =======
Interest portion......................        3.3
-------------------------------------------------
Present value of net minimum
  lease payments......................        6.4
Less current portion..................        0.4
-------------------------------------------------
Noncurrent portion....................      $ 6.0
=================================================

                  The Company and TE refinanced high-cost fixed obligations related to their 1987 sale and leaseback transaction for the Bruce Mansfield Plant through a lower cost transaction in June and July 1997. In a June 1997 offering (Offering), the two companies pledged $720 million aggregate principal amount ($575 million for the Company and $145 million for TE) of first mortgage bonds due through 2007 to a trust as security for the issuance of a like principal amount of secured notes due through 2007. The obligations of the two companies under these secured notes are joint and several. Using available cash, short-term borrowings and the net proceeds from the Offering, the two companies invested $906.5 million ($569.4 million for the Company and $337.1 million for TE) in a business trust, in June 1997. The trust used these funds in July 1997 to purchase lease notes and redeem all $873.2 million aggregate principal amount of 10-1/4% and 11-1/8% secured lease obligation bonds (SLOBs) due 2003 and 2016. The SLOBs were issued by a special-purpose-funding corporation in 1988 on behalf of lessors in the two companies' 1987 sale and leaseback transaction. The Shippingport Capital Trust arrangement effectively reduces lease costs related to that transaction.

3.       CAPITALIZATION:

         (A) RETAINED EARNINGS-

                  There are no restrictions on retained earnings for payment of cash dividends on the Company's common stock.

         (B) STOCK COMPENSATION PLANS-

                  In 2001, FirstEnergy assumed responsibility for two new stock-based plans as a result of its acquisition of GPU. No further stock-based compensation can be awarded under the GPU, Inc. Stock Option and Restricted Stock Plan for MYR Group Inc. Employees (MYR Plan) or the 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries (GPU Plan). All options and restricted stock under both Plans have been converted into FirstEnergy options and restricted stock. Options under the GPU Plan became fully vested on November 7, 2001, and will expire on or before June 1, 2010. Under the MYR Plan, all options and restricted stock maintained their original vesting periods, which range from one to four years, and will expire on or before December 17, 2006.

                  Additional stock based plans administered by FirstEnergy include the Centerior Equity Plan (CE Plan) and the FirstEnergy Executive and Director Incentive Compensation Plan (FE Plan). All options are fully vested under the CE Plan, and no further awards are permitted. Outstanding options will expire on or before February 25, 2007. Under the FE Plan, total awards cannot exceed 22.5 million shares of common stock or their equivalent. Only stock options and restricted stock have been granted, with vesting periods ranging from six months to seven years.

                  Collectively, the above plans are referred to as the FE Programs. Restricted common stock grants under the FE Programs were as follows:

                                             2002        2001        2000
---------------------------------------------------------------------------
Restricted common shares granted.........    36,922     133,162     208,400
Weighted average market price ...........   $ 36.04    $  35.68    $  26.63
Weighted average vesting period (years)..       3.2         3.7         3.8
Dividends restricted.....................       Yes           *         Yes
---------------------------------------------------------------------------

* FE Plan dividends are paid as restricted stock on 4,500 shares; MYR Plan dividends are paid as unrestricted cash on 128,662 shares

                  Under the Executive Deferred Compensation Plan (EDCP), covered employees can direct a portion of their Annual Incentive Award and/or Long-Term Incentive Award into an unfunded FirstEnergy Stock Account to receive vested stock units. An additional 20% premium is received in the form of stock units based on the amount allocated to the FirstEnergy Stock Account. Dividends are calculated quarterly on stock units outstanding and are paid in the form of additional stock units. Upon withdrawal, stock units are converted to FirstEnergy shares. Payout typically occurs three years from the date of deferral; however, an election can be made in the year prior to payout to further defer shares into a retirement stock account that will pay out in cash upon retirement. As of December 31, 2002, there were 296,008 stock units outstanding.

                  Stock option activities under the FE Programs for the past three years were as follows:

                                        NUMBER OF   WEIGHTED AVERAGE
   STOCK OPTION ACTIVITIES               OPTIONS     EXERCISE PRICE
--------------------------------------------------------------------
Balance, January 1, 2000 ........       2,153,369      $    25.32
(159,755 options exercisable)....                           24.87

  Options granted ...............       3,011,584           23.24
  Options exercised .............          90,491           26.00
  Options forfeited .............          52,600           22.20
Balance, December 31, 2000 ......       5,021,862           24.09
(473,314 options exercisable)....                           24.11

  Options granted ...............       4,240,273           28.11
  Options exercised .............         694,403           24.24
  Options forfeited .............         120,044           28.07
Balance, December 31, 2001 ......       8,447,688           26.04
(1,828,341 options exercisable)..                           24.83

  Options granted ...............       3,399,579           34.48
  Options exercised .............       1,018,852           23.56
  Options forfeited .............         392,929           28.19
Balance, December 31, 2002 ......      10,435,486           28.95
(1,400,206 options exercisable)..                           26.07

                  As of December 31, 2002, the weighted average remaining contractual life of outstanding stock options was 7.6 years.

                  No material stock-based employee compensation expense is reflected in net income for stock options granted under the above plans since the exercise price was equal to the market value of the underlying common stock on the grant date. The effect of applying fair value accounting to FirstEnergy's stock options is summarized in Note 1G - "Stock-Based Compensation."

         (C) PREFERRED AND PREFERENCE STOCK-

                  The Company's preferred stock may be redeemed in whole, or in part, with 30-90 days' notice.

                  The preferred dividend rate on the Company's Series L fluctuates based on prevailing interest rates and market conditions. The dividend rate for this issue was 7% in 2002.

                  The Company has three million authorized and unissued shares of preference stock having no par value.

         (D) PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION-

                  The Company's $7.35 C series has an annual sinking fund requirement for 10,000 shares with annual sinking fund requirements for the next five years of $1.0 million in each year 2003-2007.

         (E) COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY COMPANY SUBORDINATED DEBENTURES-

                  CFT, a wholly owned subsidiary of the Company, issued $100 million of 9% Cumulative Trust Preferred Capital Securities in December 2001. The Company purchased all of the Trust's Common Securities and simultaneously issued to the Trust $103.1 million principal amount of 9% Junior Subordinated Debentures due 2031 in exchange for the proceeds that the Trust received from its sale of Preferred and Common Securities. The sole assets of the Trust are the Subordinated Debentures whose interest and other payment dates coincide with the distribution and other payment dates on the Trust Securities. Under certain circumstances, the Subordinated Debentures could be distributed to the holders of the outstanding Trust Securities in the event the Trust is liquidated. Beginning in December 2006, the Subordinated

Debentures may be optionally redeemed by the Company at a redemption price of $25 per Subordinated Debenture plus accrued interest, in which event the Trust Securities will be redeemed on a pro rata basis at $25 per share plus accumulated distributions. The Company's obligations under the Subordinated Debentures along with the related Indenture, Trust Agreement, Guarantee Agreement and the Agreement for expenses and liabilities, constitute a full and unconditional guarantee by the Company of payments due on the Preferred Securities.

         (F) LONG-TERM DEBT-

                  The Company has a first mortgage indenture under which it issues from time to time first mortgage bonds secured by a direct first mortgage lien on substantially all of its property and franchises, other than specifically excepted property. The Company has various debt covenants under its financing arrangements. The most restrictive of the debt covenants relate to the nonpayment of interest and/or principal on debt which could trigger a default and the maintenance of minimum fixed charge ratios and debt to capitalization ratios covenants. There also exists cross-default provisions among financing agreements of FirstEnergy and the Company.

                  Sinking fund requirements for first mortgage bonds and maturing long-term debt (excluding capital leases) for the next five years are:

                                       (IN MILLIONS)
----------------------------------------------------
2003................................      $386.8
2004................................       331.0
2005................................       300.0
2006................................          --
2007................................       120.0
----------------------------------------------------

                  Included in the table above are amounts for various variable interest rate long-term debt which have provisions by which individual debt holders have the option to "put back" or require the respective debt issuer to redeem their debt at those times when the interest rate may change prior to its maturity date. These amounts are $242 million and $51 million in 2003 and 2004, respectively, which represents the next time debt holders may exercise this provision.

                  The Company's obligations to repay certain pollution control revenue bonds are secured by several series of first mortgage bonds. Certain pollution control revenue bonds are entitled to the benefit of an irrevocable bank letter of credit of $48.1 million and noncancelable municipal bond insurance policies of $142.6 million to pay principal of, or interest on, the pollution control revenue bonds. To the extent that drawings are made under the letter of credit or policies, the Company is entitled to a credit against its obligation to repay that bond. The Company pays an annual fee of 1.00% of the amount of the letter of credit to the issuing bank and is obligated to reimburse the bank for any drawings thereunder.

                  The Company and TE have unsecured letters of credit of approximately $215.9 million in connection with the sale and leaseback of Beaver Valley Unit 2 that expire in April 2005. The Company and TE are jointly and severally liable for the letters of credit (see Note 2).

         (G) COMPREHENSIVE INCOME-

                  Comprehensive income includes net income as reported on the Consolidated Statements of Income and all other changes in common stockholder's equity except those resulting from transactions with FirstEnergy. As of December 31, 2002, accumulated other comprehensive loss consisted of a minimum liability for unfunded retirement benefits of $44.1 million.

4.       SHORT-TERM BORROWINGS:

                  The Company may borrow from its affiliates on a short-term basis. As of December 31, 2002, the Company had total short-term borrowings of $288.6 million from its affiliates. The weighted average interest rates on short-term borrowings outstanding as of December 31, 2002 and 2001, were 1.8% and 3.5%, respectively.

5.       COMMITMENTS AND CONTINGENCIES:

         (A) CAPITAL EXPENDITURES-

                  The Company's current forecast reflects expenditures of approximately $312 million for property additions and improvements from 2003-2007, of which approximately $96 million is applicable to 2003. Investments for additional nuclear fuel during the 2003-2007 period are estimated to be approximately $53 million, of which approximately $15 million applies to 2003. During the same periods, the Company's nuclear fuel investments are expected to be reduced by approximately $59 million and $28 million, respectively, as the nuclear fuel is consumed.

         (B) NUCLEAR INSURANCE-

                  The Price-Anderson Act limits the public liability relative to a single incident at a nuclear power plant to $9.5 billion. The amount is covered by a combination of private insurance and an industry retrospective rating plan. Based on its ownership and leasehold interests in Beaver Valley Unit 2, the Davis-Besse Station and the Perry Plant, the Company's maximum potential assessment under the industry retrospective rating plan (assuming the other affiliate co-owners contribute their proportionate shares of any assessments under the retrospective rating plan) would be $106.3 million per incident but not more than $12.1 million in any one year for each incident.

                  The Company is also insured as to its respective interests in Beaver Valley Unit 2, Davis-Besse and Perry under policies issued to the operating company for each plant. Under these policies, up to $2.75 billion is provided for property damage and decontamination and decommissioning costs. The Company has also obtained approximately $382 million of insurance coverage for replacement power costs for its respective interests in Beaver Valley Unit 2, Davis-Besse and Perry. Under these policies, the Company can be assessed a maximum of approximately $21.4 million for incidents at any covered nuclear facility occurring during a policy year which are in excess of accumulated funds available to the insurer for paying losses.

                  The Company intends to maintain insurance against nuclear risks as described above as long as it is available. To the extent that replacement power, property damage, decontamination, decommissioning, repair and replacement costs and other such costs arising from a nuclear incident at any of the Company's plants exceed the policy limits of the insurance in effect with respect to that plant, to the extent a nuclear incident is determined not to be covered by the Company's insurance policies, or to the extent such insurance becomes unavailable in the future, the Company would remain at risk for such costs.

         (C) ENVIRONMENTAL MATTERS-

                  Various federal, state and local authorities regulate the Company with regard to air and water quality and other environmental matters. In accordance with the Ohio transition plan discussed in "Regulatory Plans" in Note 1, generation operations and any related additional capital expenditures for environmental compliance are the responsibility of FirstEnergy's competitive services business unit.

                  The Company is required to meet federally approved sulfur dioxide (SO2) regulations. Violations of such regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $31,500 for each day the unit is in violation. The Environmental Protection Agency (EPA) has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. The Company cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

                  The Company believes it is in compliance with the current SO2 and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or using emission allowances. NOx reductions are being achieved through combustion controls and the generation of more electricity at lower-emitting plants. In September 1998, the EPA finalized regulations requiring additional NOx reductions from the Company's Ohio and Pennsylvania facilities. The EPA's NOx Transport Rule imposes uniform reductions of NOx emissions (an approximate 85% reduction in utility plant NOx emissions from projected 2007 emissions) across a region of nineteen states and the District of Columbia, including Ohio and Pennsylvania, based on a conclusion that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. State Implementation Plans (SIP) must comply by May 31, 2004 with individual state NOx budgets established by the EPA. Pennsylvania submitted a SIP that requires compliance with the NOx budgets at the Company's Pennsylvania facilities by May 1, 2003 and Ohio submitted a SIP that requires compliance with the NOx budgets at the Company's Ohio facilities by May 31, 2004.

                  In July 1997, the EPA promulgated changes in the National Ambient Air Quality Standard (NAAQS) for ozone emissions and proposed a new NAAQS for previously unregulated ultra-fine particulate matter. In May 1999, the U.S. Court of Appeals found constitutional and other defects in the new NAAQS rules. In February 2001, the U.S. Supreme Court upheld the new NAAQS rules regulating ultra-fine particulates but found defects in the new NAAQS rules for ozone and decided that the EPA must revise those rules. The future cost of compliance with these regulations may be substantial and will depend if and how they are ultimately implemented by the states in which the Company operates affected facilities.

                  In December 2000, the EPA announced it would proceed with the development of regulations regarding hazardous air pollutants from electric power plants. The EPA identified mercury as the hazardous air pollutant of greatest concern. The EPA established a schedule to propose regulations by December 2003 and issue final regulations by December 2004. The future cost of compliance with these regulations may be substantial

                  As a result of the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act of 1976, federal and state hazardous waste regulations have been promulgated. Certain fossil-fuel combustion waste products, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA's evaluation of the need for future regulation. The EPA has issued its final regulatory determination that regulation of coal ash as a hazardous waste is unnecessary. In April 2000, the EPA announced that it will develop national standards regulating disposal of coal ash under its authority to regulate nonhazardous waste.

                  The Company has been named as a "potentially responsible party" (PRP) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all PRPs for a particular site be held liable on a joint and several basis. Therefore, potential environmental liabilities have been recognized on the Consolidated Balance Sheet as of December 31, 2002, based on estimates of the total costs of cleanup, the Company's proportionate responsibility for such costs and the financial ability of other nonaffiliated entities to pay. The Company has total accrued liabilities aggregating approximately $2.8 million as of December 31, 2002.

                  The effects of compliance on the Company with regard to environmental matters could have a material adverse effect on the Company's earnings and competitive position. These environmental regulations affect the Company's earnings and competitive position to the extent it competes with companies that are not subject to such regulations and therefore do not bear the risk of costs associated with compliance, or failure to comply, with such regulations. The Company believes it is in material compliance with existing regulations but is unable to predict whether environmental regulations will change and what, if any, the effects of such change would be.

         (D) LEGAL MATTERS AND OTHER CONTINGENCIES

                  Various lawsuits, claims and proceedings related to the Company's normal business operations are pending against FirstEnergy and its subsidiaries. The most significant applicable to the Company are described above.

6.       SALE OF GENERATING ASSETS:

                  In November 2001, FirstEnergy reached an agreement to sell four coal-fired power plants totaling 2,535 MW to NRG Energy Inc. The proposed sale had included the 376 MW Ashtabula, 1,262 MW Eastlake and 249 MW Lakeshore plants owned by the Company. On August 8, 2002, FirstEnergy notified NRG that it was canceling the agreement because NRG stated that it could not complete the transaction under the original terms of the agreement. FirstEnergy also notified NRG that FirstEnergy reserves the right to pursue legal action against NRG, its affiliate and its parent, Xcel Energy, for damages, based on the anticipatory breach of the agreement. On February 25, 2003, the U.S. Bankruptcy Court in Minnesota approved FirstEnergy's request for arbitration against NRG.

                  In December 2002, FirstEnergy decided to retain ownership of these plants after reviewing other bids it subsequently received from other parties who had expressed interest in purchasing the plants. Since FirstEnergy did not execute a sales agreement by year-end, the Company reflected approximately $45 million ($26 million net of tax) of previously unrecognized depreciation and other transaction costs in the fourth quarter of 2002 related to these plants from November 2001 through December 2002 on its Consolidated Statement of Income.

7.       RECENTLY ISSUED ACCOUNTING STANDARDS:

         FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34"

                  The FASB issued FIN 45 in January 2003. This interpretation identifies minimum guarantee disclosures required for annual periods ending after December 15, 2002 (see Guarantees and Other Assurances). It also clarifies that providers of guarantees must record the fair value of those guarantees at their inception. This accounting guidance is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not believe that implementation of FIN 45 will be material but the Company will continue to evaluate anticipated guarantees.

         FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB 51"

                  In January 2003, the FASB issued this interpretation of ARB No. 51, "Consolidated Financial Statements". The new interpretation provides guidance on consolidation of variable interest entities (VIEs), generally defined as certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This Interpretation requires an enterprise to disclose the nature of its involvement with a VIE if the enterprise has a significant variable interest in the VIE and to consolidate a VIE if the enterprise is the primary beneficiary. VIEs created after

January 31, 2003 are immediately subject to the provisions of FIN 46. VIEs created before February 1, 2003 are subject to this interpretation's provisions beginning in the first interim or annual reporting period after June 15, 2003 (our third quarter of 2003). The FASB also identified transitional disclosure provisions for all financial statements issued after January 31, 2003.

                  The Company currently has transactions with entities which may fall within the scope of this interpretation and which are reasonably possible of meeting the definition of a VIE in accordance with FIN 46. The Company currently consolidates the majority of these entities and believe the Company will continue to consolidate following the adoption of FIN 46. One of these entities the Company is currently consolidating is the Shippingport Capital Trust which reacquired a portion of the off-balance sheet debt issued in connection with the sale and leaseback of our interest in the Bruce Mansfield Plant. Ownership of the trust includes a 4.85 percent interest by nonaffiliated parties and 0.34 percent equity interest by Toledo Edison Capital Corp., an affiliated company.

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

                  In June 2003, the FASB cleared DIG Issue C20 for implementation in fiscal quarters beginning after July 10, 2003 which would correspond to CEI's fourth quarter of 2003. The issue supersedes earlier DIG Issue C11, "Interpretation of Clearly and Closely Related in Contracts That Qualify for the Normal Purchases and Normal Sales Exception." DIG Issue C20 provides guidance regarding when the presence in a contract of a general index, such as the Consumer Price Index, would prevent that contract from qualifying for the normal purchases and normal sales (NPNS) exception under SFAS 133, as amended, and therefore exempt from the mark-to-market treatment of certain contracts. DIG Issue C20 is to be applied prospectively to all existing contracts as of its effective date and for all future transactions. If it is determined under DIG Issue C20 guidance that the NPNS exception was claimed for an existing contract that was not eligible for this exception, the contract will be recorded at fair value, with a corresponding adjustment of net income as the cumulative effect of a change in accounting principle in the fourth quarter of 2003. CEI is currently assessing the new guidance and has not yet determined the impact on its financial statements.

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

8.       SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED):

                  The following summarizes certain consolidated operating results by quarter for 2002 and 2001.

     THREE MONTHS ENDED           MARCH 31, 2002(a)        JUNE 30,2002(a)        SEPTEMBER 30, 2002(a)      DECEMBER 31, 2002(a)
-----------------------------------------------------------------------------------------------------------------------------------
                               AS PREVIOUSLY     AS     AS PREVIOUSLY     AS     AS PREVIOUSLY     AS     AS PREVIOUSLY      AS
                                 REPORTED     RESTATED    REPORTED     RESTATED    REPORTED      RESTATED    REPORTED      RESTATED
                                 --------     --------    --------     --------    --------      --------    --------      --------
                                                                    (IN MILLIONS)
Operating Revenues             $       425.0  $  433.3  $       462.9  $  462.9  $        538.9  $  538.9  $       408.6   $  408.6
Operating Expenses and Taxes           369.7     375.8          350.1     355.8           410.4     419.0          380.0      387.0
Operating Income                        55.3      57.5          112.8     107.1           128.5     119.9           28.6       21.6
-----------------------------------------------------------------------------------------------------------------------------------
Other Income                             5.2       5.2            3.4       3.4             5.6       5.6            1.8        1.8
Net Interest Charges                    47.8      47.8           46.8      46.8            47.3      47.3           43.3       43.3
Net Income (Loss)              $        12.7  $   14.9  $        69.4  $   63.7  $         86.8  $   78.2  $       (12.9)  $  (19.8)
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Applicable
  to Common Stock              $         4.4  $    8.3  $        66.3  $   60.6  $         83.6  $   75.1  $       (15.7)  $  (22.8)
===================================================================================================================================

    THREE MONTHS ENDED            MARCH 31, 2001(a)        JUNE 30, 2001(a)       SEPTEMBER 30, 2001(a)      DECEMBER 31, 2001(a)
-----------------------------------------------------------------------------------------------------------------------------------
                               AS PREVIOUSLY     AS     AS PREVIOUSLY     AS     AS PREVIOUSLY      AS     AS PREVIOUSLY      AS
                                 REPORTED     RESTATED    REPORTED     RESTATED     REPORTED     RESTATED    REPORTED      RESTATED
                                 --------     --------    --------     --------     --------     --------    --------      --------
                                                                     (IN MILLIONS)
Operating Revenues             $       516.4  $  513.1  $       498.8  $  498.8  $        603.3  $  603.3  $       457.7   $   449.4
Operating Expenses and Taxes           463.0     469.7          420.2     428.2           430.0     438.1          367.4       374.1
Operating Income                        53.4      43.4           78.6      70.6           173.3     165.2           90.3        75.3
------------------------------------------------------------------------------------------------------------------------------------
Other Income                             4.4       4.4            1.1       1.1             4.0       4.0            3.7         3.7
Net Interest Charges                    46.2      46.2           47.2      47.2            48.4      48.4           48.0        48.0
Net Income                     $        11.6  $    1.6  $        32.5  $   24.5  $        128.9  $  120.8  $        46.0   $    31.0
------------------------------------------------------------------------------------------------------------------------------------
Earnings on common Stock       $         5.1  $   (4.9) $        25.4  $   17.4  $        122.6  $  114.5  $        40.1   $    26.1
====================================================================================================================================

(a) See Note 1(M) for discussion of restated financial data. The changes are principally based on the impact of the Revised transition cost amortization and above market leases. In addition, the other adjustments discussed in Note 1(m) increased (decreased) net income for the quarterly periods as follows:

                      2002              2001
                      ----              ----
March 31...........    9.2              (1.9)
December 31........   (1.6)             (6.0)

                                     PART IV

3.       EXHIBITS - COMMON EXHIBITS TO CEI AND TE

 EXHIBIT
 NUMBER
 ------
2(a)         --   Agreement and Plan of Merger between Ohio Edison and Centerior
                  Energy dated as of September 13, 1996 (Exhibit (2)-1, Form S-4
                  File No. 333-21011, filed by FirstEnergy).

2(b)         --   Merger Agreement by and among Centerior Acquisition Corp.,
                  FirstEnergy and Centerior (Exhibit (2)-3, Form S-4 File No.
                  333-21011, filed by FirstEnergy).

4(a)         --   Rights Agreement (Exhibit 4, June 25, 1996 Form 8-K, File Nos.
                  1-9130, 1-2323 and 1-3583).

4(b)(1)      --   Form of Note Indenture between Cleveland Electric, Toledo Edison and The Chase Manhattan Bank, as Trustee dated as of June 13,
                  1997 (Exhibit 4(c), Form S-4 File No. 333-35931, filed by
                  Cleveland Electric and Toledo Edison).

4(b)(2)      --   Form of First Supplemental Note Indenture between Cleveland
                  Electric, Toledo Edison and The Chase Manhattan Bank, as Trustee
                  dated as of June 13, 1997 (Exhibit 4(d), Form S-4 File No.
                  333-35931, filed by Cleveland Electric and Toledo Edison).

10b(1)(a)    --   CAPCO Administration Agreement dated November 1, 1971, as of
                  September 14, 1967, among the CAPCO Group members regarding the organization and procedures for implementing the objectives of the CAPCO Group (Exhibit 5(p), Amendment No. 1, File No. 2-42230,
                  filed by Cleveland Electric).

10b(1)(b)    --   Amendment No. 1, dated January 4, 1974, to CAPCO Administration
                  Agreement among the CAPCO Group members (Exhibit 5(c)(3), File
                  No. 2-68906, filed by Ohio Edison).

10b(2)       --   CAPCO Transmission Facilities Agreement dated November 1, 1971, as of September 14, 1967, among the CAPCO Group members regarding the installation, operation and maintenance of transmission facilities to carry out the objectives of the CAPCO Group
                  (Exhibit 5(q), Amendment No. 1, File No. 2-42230, filed by
                  Cleveland Electric).

10b(2)(1)    --   Amendment No. 1 to CAPCO Transmission Facilities Agreement, dated
                  December 23, 1993 and effective as of January 1, 1993, among the
                  CAPCO Group members regarding requirements for payment of
                  invoices at specified times, for payment of interest on
                  non-timely paid invoices, for restricting adjustment of invoices after a four-year period, and for revising the method for
                  computing the Investment Responsibility charge for use of a member's transmission facilities (Exhibit 10b(2)(1), 1993 Form
                  10-K, File Nos. 1-9130, 1-2323 and 1-3583).

10b(3)       --   CAPCO Basic Operating Agreement As Amended January 1, 1993 among the CAPCO Group members regarding coordinated operation of the members' systems (Exhibit 10b(3), 1993 Form 10-K, File Nos.
                  1-9130, 1-2323 and 1-3583).

10b(4)       --   Agreement for the Termination or Construction of Certain
                  Agreement By and Among the CAPCO Group members, dated December
                  23, 1993 and effective as of September 1, 1980 (Exhibit 10b(4),
                  1993 Form 10-K, File Nos. 1-9130, 1-2323 and 1-3583).

10b(5)       --   Construction Agreement, dated July 22, 1974, among the CAPCO
                  Group members and relating to the Perry Nuclear Plant (Exhibit 5
                  (yy), File No. 2-52251, filed by Toledo Edison).

10b(6)       --   Contract, dated as of December 5, 1975, among the CAPCO Group members for the construction of Beaver Valley Unit No. 2 (Exhibit
                  5 (g), File No. 2-52996, filed by Cleveland Electric).

10b(7)       --   Amendment No. 1, dated May 1, 1977, to Contract, dated as of
                  December 5, 1975, among the CAPCO Group members for the
                  construction of Beaver Valley Unit No. 2 (Exhibit 5(d)(4), File
                  No. 2-60109, filed by Ohio Edison).

10d(1)(a)    --   Form of Collateral Trust Indenture among CTC Beaver Valley
                  Funding Corporation, Cleveland Electric, Toledo Edison and Irving
                  Trust Company, as Trustee (Exhibit 4(a), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

10d(1)(b)    --   Form of Supplemental Indenture to Collateral Trust Indenture
                  constituting Exhibit 10d(1)(a) above, including form of Secured
                  Lease Obligation bond (Exhibit 4(b), File No. 33-18755, filed by
                  Cleveland Electric and Toledo Edison).

10d(1)(c)    --   Form of Collateral Trust Indenture among Beaver Valley II Funding
                  Corporation, The Cleveland Electric Illuminating Company and The
                  Toledo Edison Company and The Bank of New York, as Trustee
                  (Exhibit (4)(a), File No. 33-46665, filed by Cleveland Electric and Toledo Edison).

10d(1)(d)    --   Form of Supplemental Indenture to Collateral Trust Indenture
                  constituting Exhibit 10d(1)(c) above, including form of Secured
                  Lease Obligation Bond (Exhibit (4)(b), File No. 33-46665, filed by Cleveland Electric and Toledo Edison).

10d(2)(a)    --   Form of Collateral Trust Indenture among CTC Mansfield Funding
                  Corporation, Cleveland Electric, Toledo Edison and IBJ Schroder
                  Bank & Trust Company, as Trustee (Exhibit 4(a), File No.
                  33-20128, filed by Cleveland Electric and Toledo Edison).

10d(2)(b)    --   Form of Supplemental Indenture to Collateral Trust Indenture
                  constituting Exhibit 10d(2)(a) above, including forms of Secured
                  Lease Obligation bonds (Exhibit 4(b), File No. 33-20128, filed by
                  Cleveland Electric and Toledo Edison).

10d(3)(a)    --   Form of Facility Lease dated as of September 15, 1987 between The
                  First National Bank of Boston, as Owner Trustee under a Trust
                  Agreement dated as of September 15, 1987 with the limited
                  partnership Owner Participant named therein, Lessor, and
                  Cleveland Electric and Toledo Edison, Lessee (Exhibit 4(c), File
                  No. 33-18755, filed by Cleveland Electric and Toledo Edison).

10d(3)(b)    --   Form of Amendment No. 1 to Facility Lease constituting Exhibit
                  10d(3)(a) above (Exhibit 4(e), File No. 33-18755, filed by
                  Cleveland Electric and Toledo Edison).

10d(4)(a)    --   Form of Facility Lease dated as of September 15, 1987 between The
                  First National Bank of Boston, as Owner Trustee under a Trust
                  Agreement dated as of September 15, 1987 with the corporate Owner
                  Participant named therein, Lessor, and Cleveland Electric and
                  Toledo Edison, Lessees (Exhibit 4(d), File No. 33-18755, filed by
                  Cleveland Electric and Toledo Edison).

10d(4)(b)    --   Form of Amendment No. 1 to Facility Lease constituting Exhibit
                  10d(4)(a) above (Exhibit 4(f), File No. 33-18755, filed by
                  Cleveland Electric and Toledo Edison).

10d(5)(a)    --   Form of Facility Lease dated as of September 30, 1987 between
                  Meridian Trust Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Lessor, and Cleveland Electric and Toledo Edison,
                  Lessees (Exhibit 4(c), File No. 33-20128, filed by Cleveland
                  Electric and Toledo Edison).

10d(5)(b)    --   Form of Amendment No. 1 to the Facility Lease constituting
                  Exhibit 10d(5)(a) above (Exhibit 4(f), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

10d(6)(a)    --   Form of Participation Agreement dated as of September 15, 1987 among the limited partnership Owner Participant named therein, the Original Loan Participants listed in Schedule 1 thereto, as
                  Original Loan Participants, CTC Beaver Valley Fund Corporation,
                  as Funding Corporation, The First National Bank of Boston, as
                  Owner Trustee, Irving Trust Company, as Indenture Trustee, and
                  Cleveland Electric and Toledo Edison, as Lessees (Exhibit 28(a),
                  File No. 33-18755, filed by Cleveland Electric And Toledo
                  Edison).

10d(6)(b)    --   Form of Amendment No. 1 to Participation Agreement constituting
                  Exhibit 10d(6)(a) above (Exhibit 28(c), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

10d(7)(a)    --   Form of Participation Agreement dated as of September 15, 1987 among the corporate Owner Participant named therein, the Original
                  Loan Participants listed in Schedule 1 thereto, as Owner Loan
                  Participants, CTC Beaver Valley Funding Corporation, as Funding
                  Corporation, The First National Bank of Boston, as Owner Trustee,
                  Irving Trust Company, as Indenture Trustee, and

                  Cleveland Electric and Toledo Edison, as Lessees (Exhibit 28(b),
                  File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

10d(7)(b)    --   Form of Amendment No. 1 to Participation Agreement constituting
                  Exhibit 10d(7)(a) above (Exhibit 28(d), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

10d(8)(a)    --   Form of Participation Agreement dated as of September 30, 1987 among the Owner Participant named therein, the Original Loan
                  Participants listed in Schedule II thereto, as Owner Loan
                  Participants, CTC Mansfield Funding Corporation, Meridian Trust
                  Company, as Owner Trustee, IBJ Schroder Bank & Trust Company, as
                  Indenture Trustee, and Cleveland Electric and Toledo Edison, as
                  Lessees (Exhibit 28(a), File No. 33-0128, filed by Cleveland
                  Electric and Toledo Edison).

10d(8)(b)    --   Form of Amendment No. 1 to the Participation Agreement
                  constituting Exhibit 10d(8)(a) above (Exhibit 28(b), File No.
                  33-20128, filed by Cleveland Electric and Toledo Edison).

10d(9)       --   Form of Ground Lease dated as of September 15, 1987 between
                  Toledo Edison, Ground Lessor, and The First National Bank of
                  Boston, as Owner Trustee under a Trust Agreement dated as of
                  September 15, 1987 with the Owner Participant named therein,
                  Tenant (Exhibit 28(e), File No. 33-18755, filed by Cleveland
                  Electric and Toledo Edison).

10d(10)      --   Form of Site Lease dated as of September 30, 1987 between Toledo
                  Edison, Lessor, and Meridian Trust Company, as Owner Trustee
                  under a Trust Agreement dated as of September 30, 1987 with the
                  Owner Participant named therein, Tenant (Exhibit 28(c), File No.
                  33-20128, filed by Cleveland Electric and Toledo Edison).

10d(11)      --   Form of Site Lease dated as of September 30, 1987 between
                  Cleveland Electric, Lessor, and Meridian Trust Company, as Owner
                  Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Tenant (Exhibit 28(d),
                  File No. 33-20128, filed by Cleveland Electric and Toledo
                  Edison).

10d(12)      --   Form of Amendment No. 1 to the Site Leases constituting Exhibits
                  10d(10) and 10d(11) above (Exhibit 4(f), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

10d(13)      --   Form of Assignment, Assumption and Further Agreement dated as of
                  September 15, 1987 among The First National Bank of Boston, as
                  Owner Trustee under a Trust Agreement dated as of September 15,
                  1987 with the Owner Participant named therein, Cleveland
                  Electric, Duquesne, Ohio Edison, Pennsylvania Power and Toledo
                  Edison (Exhibit 28(f), File No. 33-18755, filed by Cleveland
                  Electric and Toledo Edison).

10d(14)      --   Form of Additional Support Agreement dated as of September 15,
                  1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the
                  Owner Participant named therein, and Toledo Edison (Exhibit
                  28(g), File No. 33-18755, filed by Cleveland Electric and Toledo
                  Edison).

10d(15)      --   Form of Support Agreement dated as of September 30, 1987 between
                  Meridian Trust Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Toledo Edison, Cleveland Electric, Duquesne, Ohio Edison
                  and Pennsylvania Power (Exhibit 28(e), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

10d(16)      --   Form of Indenture, Bill of Sale, Instrument of Transfer and
                  Severance Agreement dated as of September 30, 1987 between Toledo
                  Edison, Seller, and The First National Bank of Boston, as Owner
                  Trustee under a Trust Agreement dated as of September 15, 1987 with the Owner Participant named therein, Buyer (Exhibit 28(h),
                  File No. 33-18755, filed by Cleveland Electric and Toledo
                  Edison).

10d(17)      --   Form of Bill of Sale, Instrument of Transfer and Severance
                  Agreement dated as of September 30, 1987 between Toledo Edison,
                  Seller, and Meridian Trust Company, as Owner Trustee under a
                  Trust Agreement dated as of September 30, 1987 with the Owner
                  Participant named therein, Buyer (Exhibit 28(f), File No.
                  33-20128, filed by Cleveland Electric and Toledo Edison).

10d(18)      --   Form of Bill of Sale, Instrument of Transfer and Severance
                  Agreement dated as of September 30, 1987 between Cleveland
                  Electric, Seller, and Meridian Trust Company, as Owner Trustee
                  under a Trust Agreement dated as of September 30, 1987 with the
                  Owner Participant named therein, Buyer (Exhibit 28(g), File No.
                  33-20128, filed by Cleveland Electric and Toledo Edison).

10d(19)      --   Forms of Refinancing Agreement, including exhibits thereto, among the Owner Participant named therein, as Owner Participant, CTC
                  Beaver Valley Funding Corporation, as Funding Corporation, Beaver
                  Valley II Funding Corporation, as New Funding Corporation, The
                  Bank of New York, as Indenture Trustee, The Bank of New York, as
                  New Collateral Trust Trustee, and The Cleveland Electric
                  Illuminating Company and The Toledo Edison Company, as Lessees
                  (Exhibit (28)(e)(i), File No. 33-46665, filed by Cleveland
                  Electric and Toledo Edison).

10d(20)(a)   --   Form of Amendment No. 2 to Facility Lease among Citicorp
                  Lescaman, Inc., Cleveland Electric and Toledo Edison (Exhibit
                  10(a), Form S-4 File No. 333-47651, filed by Cleveland Electric).

10d(20)(b)   --   Form of Amendment No. 3 to Facility Lease among Citicorp
                  Lescaman, Inc., Cleveland Electric and Toledo Edison (Exhibit
                  10(b), Form S-4 File No. 333-47651, filed by Cleveland Electric).

10d(21)(a)   --   Form of Amendment No. 2 to Facility Lease among US West Financial
                  Services, Inc., Cleveland Electric and Toledo Edison (Exhibit
                  10(c), Form S-4 File No. 333-47651, filed by Cleveland Electric).

10d(21)(b)   --   Form of Amendment No. 3 to Facility Lease among US West Financial
                  Services, Inc., Cleveland Electric and Toledo Edison (Exhibit
                  10(d), Form S-4 File No. 333-47651, filed by Cleveland Electric).

10d(22)      --   Form of Amendment No. 2 to Facility Lease among Midwest Power
                  Company, Cleveland Electric and Toledo Edison (Exhibit 10(e),
                  Form S-4 File No. 333-47651, filed by Cleveland Electric).

10e(1)       --   Centerior Energy Corporation Equity Compensation Plan (Exhibit
                  99, Form S-8, File No. 33-59635).

3.       EXHIBITS - CLEVELAND ELECTRIC ILLUMINATING (CEI)

3a           --   Amended Articles of Incorporation of CEI, as amended, effective May 28,
                  1993 (Exhibit 3a, 1993 Form 10-K, File No. 1-2323).

3b           --   Regulations of CEI, dated April 29, 1981, as amended effective October 1,
                  1988 and April 24, 1990 (Exhibit 3b, 1990 Form 10-K, File No. 1-2323).

3c           --   Amended and Restated Code of Regulations, dated March 15, 2002.

(B)4b(1)     --   Mortgage and Deed of Trust between CEI and Guaranty Trust Company of New York (now The Chase Manhattan Bank (National
                  Association)), as Trustee, dated July 1, 1940 (Exhibit 7(a), File
                  No. 2-4450).

                  Supplemental Indentures between CEI and the Trustee, supplemental to Exhibit 4b(1), dated as follows:

4b(2)        --   July 1, 1940 (Exhibit 7(b), File No. 2-4450).
4b(3)        --   August 18, 1944 (Exhibit 4(c), File No. 2-9887).
4b(4)        --   December 1, 1947 (Exhibit 7(d), File No. 2-7306).
4b(5)        --   September 1, 1950 (Exhibit 7(c), File No. 2-8587).
4b(6)        --   June 1, 1951 (Exhibit 7(f), File No. 2-8994).
4b(7)        --   May 1, 1954 (Exhibit 4(d), File No. 2-10830).
4b(8)        --   March 1, 1958 (Exhibit 2(a)(4), File No. 2-13839).
4b(9)        --   April 1, 1959 (Exhibit 2(a)(4), File No. 2-14753).
4b(10)       --   December 20, 1967 (Exhibit 2(a)(4), File No. 2-30759).
4b(11)       --   January 15, 1969 (Exhibit 2(a)(5), File No. 2-30759).
4b(12)       --   November 1, 1969 (Exhibit 2(a)(4), File No. 2-35008).
4b(13)       --   June 1, 1970 (Exhibit 2(a)(4), File No. 2-37235).

4b(14)       --   November 15, 1970 (Exhibit 2(a)(4), File No. 2-38460).
4b(15)       --   May 1, 1974 (Exhibit 2(a)(4), File No. 2-50537).
4b(16)       --   April 15, 1975 (Exhibit 2(a)(4), File No. 2-52995).
4b(17)       --   April 16, 1975 (Exhibit 2(a)(4), File No. 2-53309).
4b(18)       --   May 28, 1975 (Exhibit 2(c), June 5, 1975 Form 8-A, File No. 1-2323).
4b(19)       --   February 1, 1976 (Exhibit 3(d)(6), 1975 Form 10 K, File No. 1-2323).
4b(20)       --   November 23, 1976 (Exhibit 2(a)(4), File No. 2-57375).
4b(21)       --   July 26, 1977 (Exhibit 2(a)(4), File No. 2-59401).
4b(22)       --   September  7, 1977 (Exhibit 2(a)(5), File No. 2-67221).
4b(23)       --   May 1, 1978 (Exhibit 2(b), June 30, 1978 Form 10-Q, File No. 1-2323).
4b(24)       --   September 1, 1979 (Exhibit 2(a), September 30, 1979 Form 10-Q, File No. 1-2323).
4b(25)       --   April 1, 1980 (Exhibit 4(a)(2), September 30, 1980 Form 10-Q, File No. 1-2323).
4b(26)       --   April 15, 1980 (Exhibit 4(b), September 30, 1980 Form 10-Q, File No. 1-2323).
4b(27)       --   May 28, 1980 (Exhibit 2(a)(4), Amendment No. 1, File No. 2-67221).
4b(28)       --   June 9, 1980 (Exhibit 4(d), September 30, 1980 Form 10-Q, File No. 1-2323).
4b(29)       --   December 1, 1980 (Exhibit 4(b)(29), 1980 Form 10-K, File No. 1-2323).
4b(30)       --   July 28, 1981 (Exhibit 4(a), September 30, 1981, Form 10-Q, File No. 1-2323).
4b(31)       --   August 1, 1981 (Exhibit 4(b), September 30, 1981, Form 10-Q, File No. 1-2323).
4b(32)       --   March 1, 1982 (Exhibit 4(b)(3), Amendment No. 1, File No. 2-76029).
4b(33)       --   July 15, 1982 (Exhibit 4(a), September 30, 1982 Form 10-Q, File No. 1-2323).
4b(34)       --   September 1, 1982 (Exhibit 4(a)(1), September 30, 1982 Form 10-Q, File No. 1-2323).
4b(35)       --   November 1, 1982 (Exhibit  (a)(2), September 30, 1982 Form 10-Q, File No. 1-2323).
4b(36)       --   November 15, 1982 (Exhibit 4(b)(36), 1982 Form 10-K, File No. 1-2323).
4b(37)       --   May 24, 1983 (Exhibit 4(a), June 30, 1983 Form 10-Q, File No. 1-2323).
4b(38)       --   May 1, 1984 (Exhibit 4, June 30, 1984 Form 10-Q, File No. 1-2323).
4b(39)       --   May 23, 1984 (Exhibit 4, May 22, 1984 Form 8-K, File No. 1-2323).
4b(40)       --   June 27, 1984 (Exhibit 4, June 11, 1984 Form 8-K, File No. 1-2323).
4b(41)       --   September 4, 1984 (Exhibit 4b(41), 1984 Form 10-K, File No. 1-2323).
4b(42)       --   November 14, 1984 (Exhibit 4b(42), 1984 Form 10 K, File No. 1-2323).
4b(43)       --   November 15, 1984 (Exhibit 4b(43), 1984 Form 10-K, File No. 1-2323).
4b(44)       --   April 15, 1985 (Exhibit 4(a), May 8, 1985 Form 8-K, File No. 1-2323).
4b(45)       --   May 28, 1985 (Exhibit 4(b), May 8, 1985 Form 8-K, File No. 1-2323).
4b(46)       --   August 1, 1985 (Exhibit 4, September 30, 1985 Form 10-Q, File No. 1-2323).
4b(47)       --   September 1, 1985 (Exhibit 4, September 30, 1985 Form 8-K, File No. 1-2323).
4b(48)       --   November 1, 1985 (Exhibit 4, January 31, 1986 Form 8-K, File No. 1-2323).
4b(49)       --   April 15, 1986 (Exhibit 4, March 31, 1986 Form 10-Q, File No. 1-2323).
4b(50)       --   May 14, 1986 (Exhibit 4(a), June 30, 1986 Form 10-Q, File No. 1-2323).
4b(51)       --   May 15, 1986 (Exhibit 4(b), June 30, 1986 Form 10-Q, File No. 1-2323).
4b(52)       --   February 25, 1987 (Exhibit 4b(52), 1986 Form 10-K, File No. 1-2323).
4b(53)       --   October 15, 1987 (Exhibit 4, September 30, 1987 Form 10-Q, File No. 1-2323).
4b(54)       --   February 24, 1988 (Exhibit 4b(54), 1987 Form 10-K, File No. 1-2323).
4b(55)       --   September 15, 1988 (Exhibit 4b(55), 1988 Form 10-K, File No. 1-2323).
4b(56)       --   May 15, 1989 (Exhibit 4(a)(2)(i), File No. 33-32724).
4b(57)       --   June 13, 1989 (Exhibit 4(a)(2)(ii), File No. 33-32724).
4b(58)       --   October 15, 1989 (Exhibit 4(a)(2)(iii), File No. 33-32724).
4b(59)       --   January 1, 1990 (Exhibit 4b(59), 1989 Form 10-K, File No. 1-2323).
4b(60)       --   June 1, 1990 (Exhibit 4(a). September 30, 1990 Form 10-Q, File No. 1-2323).
4b(61)       --   August 1, 1990 (Exhibit 4(b), September 30, 1990 Form 10-Q, File No. 1-2323).
4b(62)       --   May 1, 1991 (Exhibit 4(a), June 30, 1991 Form 10-Q, File No. 1-2323).
4b(63)       --   May 1, 1992 (Exhibit 4(a)(3), File No. 33-48845).
4b(64)       --   July 31, 1992 (Exhibit 4(a)(3), File No. 33-57292).
4b(65)       --   January 1, 1993 (Exhibit 4b(65), 1992 Form 10-K, File No. 1-2323).
4b(66)       --   February 1, 1993 (Exhibit 4b(66), 1992 Form 10-K, File No. 1-2323).
4b(67)       --   May 20, 1993 (Exhibit 4(a), July 14, 1993 Form 8-K, File No. 1-2323).
4b(68)       --   June 1, 1993 (Exhibit 4(b), July 14, 1993 Form 8-K, File No. 1-2323).
4b(69)       --   September 15, 1994 (Exhibit 4(a), September 30, 1994 Form 10-Q, File No. 1-2323).
4b(70)       --   May 1, 1995 (Exhibit 4(a), September 30, 1995 Form 10-Q, File No. 1-2323).
4b(71)       --   May 2, 1995 (Exhibit 4(b), September 30, 1995 Form 10-Q, File No. 1-2323).
4b(72)       --   June 1, 1995 (Exhibit 4(c), September 30, 1995 Form 10-Q, File No. 1-2323).
4b(73)       --   July 15, 1995 (Exhibit 4b(73), 1995 Form 10-K, File No. 1-2323).

4b(74)       --   August 1, 1995 (Exhibit 4b(74), 1995 Form 10-K, File No. 1-2323).
4b(75)       --   June 15, 1997 (Exhibit 4(a), Form S-4 File No. 333-35931, filed by
                  Cleveland Electric and Toledo Edison).
4b(76)       --   October 15, 1997 (Exhibit 4(a), Form S-4 File No. 333-47651, filed by
                  Cleveland Electric).
4b(77)       --   June 1, 1998 (Exhibit 4b(77), Form S-4 File No. 333-72891).
4b(78)       --   October 1, 1998 (Exhibit 4b(78), Form S-4 File No. 333-72891).
4b(79)       --   October 1, 1998 (Exhibit 4b(79), Form S-4 File No. 333-72891).
4b(80)       --   February 24, 1999 (Exhibit 4b(80), Form S-4 File No. 333-72891).
4b(81)       --   September 29, 1999. (Exhibit 4b(81), 1999 Form 10-K, File No. 1-2323).
4b(82)       --   January 15, 2000. (Exhibit 4b(82), 1999 Form 10-K, File No. 1-2323).
4b(83)       --   May 15, 2002
4b(84)       --   October 1, 2002

4d           --   Form of Note Indenture between Cleveland Electric and The Chase Manhattan
                  Bank, as Trustee dated as of October 24, 1997 (Exhibit 4(b), Form S-4 File
                  No. 333-47651, filed by Cleveland Electric).

4d(1)        --   Form of Supplemental Note Indenture between Cleveland Electric and The Chase Manhattan Bank, as Trustee dated as of October 24,
                  1997 (Exhibit 4(c), Form S-4 File No. 333-47651, filed by
                  Cleveland Electric).

10-1         --   Administration Agreement between the CAPCO Group dated as of September 14,
                  1967. (Registration No. 2-43102, Exhibit 5(c)(2).)

10-2         --   Amendment No. 1 dated January 4, 1974 to Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No.
                  2-68906, Exhibit 5(c)(3).)

10-3         --   Transmission Facilities Agreement between the CAPCO Group dated as of
                  September 14, 1967. (Registration No. 2-43102, Exhibit 5(c)(3).)

10-4         --   Amendment No. 1 dated as of January 1, 1993 to Transmission Facilities
                  Agreement between the CAPCO Group dated as of September 14, 1967.
                  (1993 Form 10-K, Exhibit 10-4.)

10-5         --   Agreement for the Termination or Construction of
                  Certain Agreements effective September 1, 1980, October
                  15, 1997 (Exhibit 4(a), Form S-4 File No. 333-47651,
                  filed by Cleveland Electric).

*  12.3      --   Consolidated fixed charge ratios.

*  13.2      --   CEI 2002 Annual Report to Stockholders. (Only those portions expressly incorporated by reference in this Form 10-K/A are to be deemed "filed"
                  with the SEC.)

   21.2      --   List of Subsidiaries of the Registrant at December 31, 2002.

*  31.1      --   Certification letter from chief executive officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

*  31.2      --   Certification letter from chief financial officer, as adopted pursuant to Section 302 or the Sarbanes-Oxley Act.

*  32        --   Certification letter from chief executive officer and chief financial officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

* Indicates revised exhibits included in this Form 10-K/A in electronic format. Reference is made to the original 10-K for the other exhibits filed therewith.

REPORTS ON FORM 8-K

CEI

         CEI filed fourteen reports on Form 8-K since September 30, 2002. A report dated October 7, 2002 reported updated cost and schedule estimates associated with efforts to return Davis-Besse Nuclear Power Station to service. A report dated October 31, 2002 reported updated information associated with Davis-Besse restoration efforts. A report dated December 20, 2002 reported that FirstEnergy subsidiaries would retain ownership of four power plants previously planned to be sold. A report dated January 17, 2003 reported updated information related with efforts to prepare Davis-Besse for a safe and reliable return to service. A report dated March 11, 2003 reported updated Davis-Besse information including the installation of the new reactor head on the reactor vessel. A report dated March 17, 2003 reported updated Davis-Besse information. A report dated April 16, 2003 reported updated Davis-Besse information. A report dated May 1, 2003 reported FirstEnergy's first quarter 2003 results and other updated information including Davis-Besse updated ready for restart schedule. A report dated May 9, 2003 reported updated Davis-Besse information. A report dated June 5, 2003 reported updated Davis Besse information. A report dated July 24, 2003, reported updates to the schedule and cost estimates for Davis Besse. A report dated August 5, 2003 reported the pending restatement of 2002 FE, OE, CEI and TE financial statements and restatement and reaudit of 2001 CEI and TE financial statements. A report dated August 7, 2003 reported the pending restatement and reaudit of 2000 CEI and TE financial statements. A report dated September 12, 2003 reported that FE, OE, CEI and TE have received an informal data request from the Securities and Exchange Commission related to the recent restatement of their 2002 financial statements.

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

                                             THE CLEVELAND ELECTRIC
                                             ILLUMINATING COMPANY
                                             ----------------------
                                                    Registrant

                                             /s/ Harvey L. Wagner
                                             -----------------------------------
                                                 Harvey L. Wagner
                                             Vice President and Controller
                                               Chief Accounting Officer

Date: September 24, 2003