Form 10-Q/A
period 2003-03-31
CLEVELAND ELECTRIC ILLUMINATING CO
filed 2003-09-24
CIK 20947

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 2
                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Yes  X    No
    ----    -----

         Indicate by check mark whether each registrant is an accelerated filer ( as defined in Rule 12b-2 of the Act):

Yes  X    No
    ----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                                  OUTSTANDING
                CLASS                                          AS OF MAY 9, 2003
                -----                                          -----------------
   The Cleveland Electric Illuminating Company, no par value    79,590,689

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

                                EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "Report") to correct typographical errors in
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION of the Report. This Amendment has no effect on previously reported results of operations or financial position.

The complete amended and restated Item 2, which is included in its entirety below, reflects the following corrections:

Under the heading "RESTATEMENTS":

     Under the subheading "Transition Cost Amortization":

         In the last sentence of the second paragraph, the reference to the three months ended June 30, 2002 and 2003 should have read March 31, 2002 and 2003.

Under the heading "RESULTS OF OPERATIONS":

     Under the subheading "Net Interest Charges":

         In the first sentence of the first paragraph, the decrease in net interest charges of $0.5 million should have read $4.4 million.

Under the heading "CAPITAL RESOURCES AND LIQUIDITY",

     Under the subheading "Cash Flows from Operating Activities", the column in the table showing the 2003 amounts is corrected as follows:


Operating Cash Flows                As originally filed  As corrected
----------------------------------------------------------------------
                                                         (In millions)
Cash earnings (1)                         $52                $55
Working capital and other                 (47)               (50)
----------------------------------------------------------------------

Total                                     $ 5                $ 5
======================================================================

(1) Includes net income, depreciation and amortization, deferred income taxes, investment tax credits and major noncash charges.

     Under the subheading "Cash Flows from Operating Activities", the column in the table showing the 2002 amounts is corrected as follows:


Operating Cash Flows                As originally filed As corrected
----------------------------------------------------------------------
                                                        (In millions)
Cash earnings (1)                         $50                $54
Working capital and other                  38                 34
----------------------------------------------------------------------

Total                                     $88                $88
======================================================================

(1) Includes net income, depreciation and amortization, deferred income taxes, investment tax credits and major noncash charges.

         In the second paragraph under such subheading, the decrease in working capital of $85 million should have read $84 million and the increase in cash earnings of $2 million should have read $1 million.

                                TABLE OF CONTENTS


                                                                          Pages

Part I.  Financial Information

     The Cleveland Electric Illuminating Company

         Consolidated Statements of Income...........................       *
         Consolidated Balance Sheets.................................       *
         Consolidated Statements of Cash Flows.......................       *
         Report of Independent Auditors..............................       *
         Management's Discussion and Analysis of Results
           of Operations and Financial Condition.....................      1-8

Part II. Other Information


* Indicates the items that have not been revised and are not included in this Form 10-Q/A. Reference is made to the original 10-Q, as previously amended, for complete text of such items.

          THE FOLLOWING ITEM HAS BEEN AMENDED IN THIS AMENDMENT No. 2:
                                     PART I
      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


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

          FirstEnergy and the Ohio utilities amortize transition costs using the effective interest method. The amortization schedules originally developed at the beginning of the transition plan in 2001 in applying this method were based on total transition revenues, including revenues designed to recover costs which have not yet been incurred or that were recognized on the regulatory financial statements (fair value purchase accounting adjustments) but not in the financial statements prepared under GAAP. The Ohio electric utilities have revised their amortization schedules under the effective interest method to consider only revenues relating to transition regulatory assets recognized on the GAAP balance sheet. The impact of this change will result in higher amortization of these regulatory assets in the first several years of the transition cost recovery period, versus the method previously applied. The change in method results in no change in total amortization of the regulatory assets recovered under the transition period through the end of 2009. The amortization expense under the revised method (see Note 1) increased by $24 million and $24.8 million for the three months ended March 31, 2002 and 2003, respectively.

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

          Changes in electric generation sales and distribution deliveries in the first quarter of 2003 from the first quarter of 2002 are summarized in the following table:

                  Changes in Kilowatt-Hour Sales
                  ----------------------------------------------------
                  Increase (Decrease)
                  Electric Generation:
                    Retail..................................    (4.3)%
                    Wholesale...............................   (17.8)%
                  ----------------------------------------------------
                  Total Electric Generation Sales...........   (11.3)%
                  ====================================================
                  Distribution Deliveries:
                    Residential.............................    12.9%
                    Commercial..............................     7.0%
                    Industrial..............................    10.9%
                  ---------------------------------------------------
                  Total Distribution Deliveries.............    10.5%
                  ===================================================

       Operating Expenses and Taxes

          Total operating expenses and taxes decreased by $9.9 million in the first quarter of 2003 from the first quarter of 2002. The following table presents changes from the prior year by expense category.

        Operating Expenses and Taxes - Changes
        -----------------------------------------------------------------
         Increase (Decrease)                                 (In millions)
                                                               (Revised)
        Fuel.............................................        $(4.6)
        Purchased power costs............................         (3.1)
        Nuclear operating costs..........................         (8.3)
        Other operating costs............................          5.0
        -----------------------------------------------------------------
          Total operation and maintenance expenses.......        (11.0)

        Provision for depreciation and amortization......         (1.1)
        General taxes....................................          1.0
        Income taxes.....................................          1.2
        -----------------------------------------------------------------
          Total operating expenses and taxes.............        $(9.9)
        =================================================================

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

       Net Interest Charges

          Net interest charges continued to trend lower, decreasing by $4.4 million in the first quarter of 2003 from the same quarter last year, reflecting redemptions and refinancings since the end of the first quarter of 2002. CEI's net debt redemptions totaled $15.0 million during the first quarter of 2003 which will result in annualized savings of $1.2 million.

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

         Cash Flows From Operating Activities

          Cash provided from operating activities during the first quarter of 2003, compared with the first quarter of 2002 were as follows:

            Operating Cash Flows                     2003          2002
            -------------------------------------------------------------
                                                        (In millions)

            Cash earnings (1)....................    $  55         $ 54
            Working capital and other............      (50)          34
            -------------------------------------------------------------

            Total................................    $   5         $ 88
            =============================================================

            (1) Includes net income, depreciation and
                amortization, deferred income taxes, investment tax credits and major noncash charges.

          Net cash provided from operating activities decreased $83 million due to an $84 million decrease in working capital - that decrease was offset in part by a $1 million increase in cash earnings. The largest factors contributing to the increase in working capital and other were lower accounts payable from associated companies in the first quarter of 2003 compared with corresponding amounts in the first quarter of 2002 ($68 million).

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

       Revenue Recognition

          CEI follows the accrual method of accounting for revenues, recognizing revenue for kilowatt-hours that have been delivered but not yet been billed through the end of the accounting period. The determination of unbilled revenues requires management to make various estimates including:

       o Net energy generated or purchased for retail load
       o Losses of energy over distribution lines
       o Allocations to distribution companies within the FirstEnergy system
       o Mix of kilowatt-hour usage by residential, commercial and industrial customers
       o Kilowatt-hour usage of customers receiving electricity from alternative suppliers

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

PART II.  OTHER INFORMATION
---------------------------

Item 6.    Exhibits and Reports on Form 8-K

 (a) Exhibits

           Exhibit
           Number
           -------

           CEI

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


          Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, CEI has not filed as an exhibit to this Form 10-Q/A any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of CEI, but hereby agrees to furnish to the Commission on request any such documents.

(b)  Reports on Form 8-K

         CEI

          CEI filed eleven reports on Form 8-K since December 31, 2002. A report dated January 17, 2003 reported updated information related with efforts to prepare Davis-Besse for a safe and reliable return to service. A report dated March 11, 2003 reported updated Davis-Besse information including the installation of the new reactor head on the reactor vessel. A report dated March 17, 2003 reported updated Davis-Besse information. A report dated April 16, 2003 reported Davis-Besse information. A report dated May 1, 2003 reported an updated Davis-Besse ready for restart schedules. A report dated May 9, 2003 reported updated Davis-Besse information. A report dated June 5, 2003 reported updated Davis Besse information. A report dated July 24, 2003, reported updates to the schedule and cost estimates for Davis-Besse. A report dated August 5, 2003 reported the pending restatement of 2002 FE, OE, CEI and TE financial statements and restatement and reaudit of 2001 CEI and TE financial statements. A report dated August 7, 2003 reported the pending restatement and reaudit of 2000 CEI and TE financial statements. A report dated September 12, 2003 reported that FE, OE, CEI and TE have received an informal data request from the Securities and Exchange Commission related to the recent restatement of their 2002 financial statements.

                                    SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



September 24, 2003







                                          THE CLEVELAND ELECTRIC
                                           ILLUMINATING COMPANY
                                                 Registrant



                                             /s/  Harvey L. Wagner
                                   --------------------------------------------
                                                  Harvey L. Wagner
                                           Vice President and Controller
                                             Chief Accounting Officer