Form 10-Q/A
period 2003-06-30
CLEVELAND ELECTRIC ILLUMINATING CO
filed 2003-09-24
CIK 20947

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

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------
Commission     Registrant; State of Incorporation;             I.R.S. Employer
File Number      Address; and Telephone Number                Identification No.
-----------    -----------------------------------            ------------------

1-2323        THE CLEVELAND ELECTRIC ILLUMINATING COMPANY        34-0150020
              (An Ohio Corporation)
              c/o FirstEnergy Corp.
              76 South Main Street
              Akron, OH  44308
              Telephone (800)736-3402

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ----    -----

          Indicate by check mark whether each registrant is an accelerated filer ( as defined in Rule 12b-2 of the Act):

Yes  X    No
    ----    -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                                OUTSTANDING
                CLASS                                      AS OF AUGUST 8, 2003
                -----                                      --------------------
     The Cleveland Electric Illuminating Company,
     no par value                                              79,590,689

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

                                EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Report") to correct a typographical error in
Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION of the Report. This Amendment has no effect on previously reported results of operations or financial position.

The complete amended and restated Item 2, which is included in its entirety below, reflects the following correction:

Under the heading "RESULTS OF OPERATIONS":

         Under the subheading "Operating Expenses and Taxes":

                  In the first sentence of the first paragraph, the increase in total operating expenses and taxes for the first six months of 2003 of $4.2 million should have read $1.8 million.

                                TABLE OF CONTENTS


                                                                          Pages

Part I.    Financial Information

      The Cleveland Electric Illuminating Company

           Consolidated Statements of Income...........................     *
           Consolidated Balance Sheets.................................     *
           Consolidated Statements of Cash Flows.......................     *
           Report of Independent Auditors..............................     *
           Management's Discussion and Analysis of Results of
             Operations and Financial Condition........................    1-10

Part II.      Other Information


* Indicates the items that have not been revised and are not included in this Form 10-Q/A. Reference is made to the original 10-Q for complete text of such items.

          THE FOLLOWING ITEM HAS BEEN AMENDED IN THIS AMENDMENT No. 1:
                                     PART I
      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


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

          Changes in electric generation sales and distribution deliveries in the second quarter and first six months of 2003 from the corresponding periods of 2002 are summarized in the following table:

          Changes in Kilowatt-hour Sales        Three Months     Six Months
          -----------------------------------------------------------------
          Increase (Decrease)
          Electric Generation:
            Retail................................   (16.5)%       (10.5)%
            Wholesale.............................   (18.7)%       (18.2)%
          -----------------------------------------------------------------
          Total Electric Generation Sales.........   (17.5)%       (14.3)%
          =================================================================
          Distribution Deliveries:
            Residential...........................    (3.7)%         5.1%
            Commercial............................    (1.5)%         2.7%
            Industrial............................     3.6%          7.0%
          ----------------------------------------------------------------
          Total Distribution Deliveries                0.4%          5.4%
          ================================================================

Operating Expenses and Taxes

           Total operating expenses and taxes increased by $11.8 million in the second quarter and $1.8 million in the first six months of 2003 from the same periods of 2002. The following table presents changes from the prior year by expense category.

     Operating Expenses and Taxes - Changes          Three Months     Six Months
     ---------------------------------------------------------------------------
     Increase (Decrease)                                     (In millions)
     Fuel..........................................    $  (1.7)      $   (6.3)
     Purchased power costs.........................       12.8            9.7
     Nuclear operating costs.......................       36.2           28.0
     Other operating costs.........................        2.2            7.2
     --------------------------------------------------------------------------
       Total operation and maintenance expenses....       49.5           38.6
     Provision for depreciation and amortization...        0.2           (0.9)
     General taxes.................................        0.9            1.8
     Income taxes..................................      (38.8)         (37.7)
     --------------------------------------------------------------------------
       Net increase in operating expenses and taxes      $11.8         $  1.8
 ==============================================================================

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

       Cash Flows From Operating Activities

          Cash provided by operating activities during the second quarter and first six months of 2003, compared with the corresponding periods in 2002 were as follows:


                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
     Operating Cash Flows         2003        2002         2003        2002
     ------------------------------------------------------------------------
                                                (In millions)
     Cash earnings (1).......     $  64       $118         $133        $187
     Working capital and other       60        (75)          (4)        (57)
     ------------------------------------------------------------------------

     Total        ...........      $124       $ 43         $129        $130
     ========================================================================

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

       Cash Flows From Financing Activities

          In the second quarter and first six months of 2003, net cash used for financing activities increased $34 million and $18 million, respectively from the corre sponding periods of 2002. The increase in funds used for financing activities primarily reflected higher security redemptions and repayments, which were partially offset by changes in short-term borrowings.

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

          Incremental costs associated with the extended Davis-Besse outage (CEI's share - 51.38%) for the second quarter and first six months of 2003 and 2002 were as follows:

                                      Three Months Ended       Six Months Ended
Costs of Davis-Besse Extended Outage       June 30,                June 30
--------------------------------------------------------------------------------
                                       2003       2002         2003        2002
                                       ----       ----         ----        ----
                                                    (In millions)
Incremental Pre-Tax Expense
  Replacement power                    $41.1      $33.6       $  93.4      $33.6
  Maintenance                           22.4       12.1          58.6       12.1
--------------------------------------------------------------------------------
      Total                            $63.5      $45.7        $152.0      $45.7
================================================================================

Capital Expenditures                  $  2.4      $12.0      $    2.4      $12.0
================================================================================

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

          CEI believes it is in compliance with the current SO2 and NOx reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or using emission allowances. NOx reductions are being achieved through combustion controls and the generation of more electricity at lower-emitting plants. In September 1998, the EPA finalized regulations requiring additional NOx reductions from the Companies' Ohio and Pennsylvania facilities. The EPA's NOx Transport Rule imposes uniform reductions of NOx emissions (an approximate 85% reduction in utility plant NOx emissions from projected 2007 emissions) across a region of nineteen states and the District of Columbia, including New Jersey, Ohio and Pennsylvania, based on a conclusion that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. State Implementation Plans (SIP) must comply by May 31, 2004 with individual state NOx budgets established by the EPA. Pennsylvania submitted a SIP that requires compliance with the NOx budgets at the Companies' Pennsylvania facilities by May 1, 2003 and Ohio submitted a SIP that requires compliance with the NOx budgets at the Companies' Ohio facilities by May 31, 2004.

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

PART II. OTHER INFORMATION
--------------------------

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

(b)  Reports on Form 8-K

         CEI

          CEI filed eight reports on Form 8-K since March 31, 2003. A report dated April 16, 2003 reported Davis-Besse information. A report dated May 1, 2003 reported an updated Davis-Besse ready for restart schedule. A report dated May 9, 2003 reported updated Davis-Besse information. A report dated June 5, 2003, reported updated Davis-Besse information. A report dated July 24, 2003 reported an updated Davis-Besse ready for restart schedule and cost estimates. A report dated August 5, 2003 reported the pending restatement of 2002 FE, OE, CEI and TE financial statements and restatement and reaudit of 2001 CEI and TE financial statements. A report dated August 7, 2003 reported the pending restatement and reaudit of 2000 CEI and TE financial statements. A report dated September 12, 2003 reported that FE, OE, CEI and TE have received an informal data request from the Securities and Exchange Commission related to the recent restatement of their 2002 financial statements.

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



September 24, 2003






                                              THE CLEVELAND ELECTRIC
                                               ILLUMINATING COMPANY
                                                    Registrant


                                             /s/ Harvey L. Wagner
                                           -----------------------------
                                                 Harvey L. Wagner
                                           Vice President and Controller
                                              Chief Accounting Officer