Form 10-K/A
period 2002-12-31
CLEVELAND ELECTRIC ILLUMINATING CO
filed 2003-11-13
CIK 20947

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 3

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

                                EXPLANATORY NOTE

         The Registrant is filing this Amendment No. 3 to its Annual Report on Form 10-K/A for the year ended December 31, 2002 solely for the purpose of filing a copy of the previously issued report of its independent public accountants, PricewaterhouseCoopers LLP, on the financial statements included in
Item 8 thereof. A copy of such report, dated as of August 18, 2003, was inadvertently omitted from the amended and restated version of such Item included in the most recent amendment to that Form 10-K/A filed on September 24, 2003. Although Item 8 is restated herein in its entirety in accordance with applicable SEC regulations, no amendments or changes are reflected therein.

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

    Item  2.  Properties..................................................................................    *

    Item  3.  Legal Proceedings...........................................................................    *

    Item  4.  Submission of Matters to a Vote of Security Holders.........................................    *

PART II

    Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters.......................    *

    Item  6.  Selected Financial Data.....................................................................    *

    Item  7.  Management's Discussion and Analysis of Results of Operations and Financial Condition ......    *

    Item  8.  Financial Statements and Supplementary Data.................................................    1

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

                                    PART II

THE FOLLOWING ITEM HAS BEEN AMENDED IN THIS AMENDMENT NO. 3:

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

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of The Cleveland Electric Illuminating Company:

In our opinion, the accompanying consolidated balance sheets and consolidated statements of capitalization and the related consolidated statements of income, common stockholder's equity, preferred stock, cash flows and taxes present fairly, in all material respects, the financial position of The Cleveland Electric Illuminating Company (a wholly owned subsidiary of FirstEnergy Corp.) and SUBSIDIARIES as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1(D) to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

As discussed in Note 1(M) to the consolidated financial statements, the Company has restated its previously issued consolidated financial statements as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002.

PricewaterhouseCoopers LLP
Cleveland, Ohio
August 18, 2003

                                     PART IV

3.       EXHIBITS - COMMON EXHIBITS TO CEI AND TE

 EXHIBIT
 NUMBER
 ------
2(a)         --   Agreement and Plan of Merger between Ohio Edison and Centerior
                  Energy dated as of September 13, 1996 (Exhibit (2)-1, Form S-4
                  File No. 333-21011, filed by FirstEnergy).

2(b)         --   Merger Agreement by and among Centerior Acquisition Corp.,
                  FirstEnergy and Centerior (Exhibit (2)-3, Form S-4 File No.
                  333-21011, filed by FirstEnergy).

4(a)         --   Rights Agreement (Exhibit 4, June 25, 1996 Form 8-K, File Nos.
                  1-9130, 1-2323 and 1-3583).

4(b)(1)      --   Form of Note Indenture between Cleveland Electric, Toledo Edison and The Chase Manhattan Bank, as Trustee dated as of June 13,
                  1997 (Exhibit 4(c), Form S-4 File No. 333-35931, filed by
                  Cleveland Electric and Toledo Edison).

4(b)(2)      --   Form of First Supplemental Note Indenture between Cleveland
                  Electric, Toledo Edison and The Chase Manhattan Bank, as Trustee
                  dated as of June 13, 1997 (Exhibit 4(d), Form S-4 File No.
                  333-35931, filed by Cleveland Electric and Toledo Edison).

10b(1)(a)    --   CAPCO Administration Agreement dated November 1, 1971, as of
                  September 14, 1967, among the CAPCO Group members regarding the organization and procedures for implementing the objectives of the CAPCO Group (Exhibit 5(p), Amendment No. 1, File No. 2-42230,
                  filed by Cleveland Electric).

10b(1)(b)    --   Amendment No. 1, dated January 4, 1974, to CAPCO Administration
                  Agreement among the CAPCO Group members (Exhibit 5(c)(3), File
                  No. 2-68906, filed by Ohio Edison).

10b(2)       --   CAPCO Transmission Facilities Agreement dated November 1, 1971, as of September 14, 1967, among the CAPCO Group members regarding the installation, operation and maintenance of transmission facilities to carry out the objectives of the CAPCO Group
                  (Exhibit 5(q), Amendment No. 1, File No. 2-42230, filed by
                  Cleveland Electric).

10b(2)(1)    --   Amendment No. 1 to CAPCO Transmission Facilities Agreement, dated
                  December 23, 1993 and effective as of January 1, 1993, among the
                  CAPCO Group members regarding requirements for payment of
                  invoices at specified times, for payment of interest on
                  non-timely paid invoices, for restricting adjustment of invoices after a four-year period, and for revising the method for
                  computing the Investment Responsibility charge for use of a member's transmission facilities (Exhibit 10b(2)(1), 1993 Form
                  10-K, File Nos. 1-9130, 1-2323 and 1-3583).

10b(3)       --   CAPCO Basic Operating Agreement As Amended January 1, 1993 among the CAPCO Group members regarding coordinated operation of the members' systems (Exhibit 10b(3), 1993 Form 10-K, File Nos.
                  1-9130, 1-2323 and 1-3583).

10b(4)       --   Agreement for the Termination or Construction of Certain
                  Agreement By and Among the CAPCO Group members, dated December
                  23, 1993 and effective as of September 1, 1980 (Exhibit 10b(4),
                  1993 Form 10-K, File Nos. 1-9130, 1-2323 and 1-3583).

10b(5)       --   Construction Agreement, dated July 22, 1974, among the CAPCO
                  Group members and relating to the Perry Nuclear Plant (Exhibit 5
                  (yy), File No. 2-52251, filed by Toledo Edison).

10b(6)       --   Contract, dated as of December 5, 1975, among the CAPCO Group members for the construction of Beaver Valley Unit No. 2 (Exhibit
                  5 (g), File No. 2-52996, filed by Cleveland Electric).

10b(7)       --   Amendment No. 1, dated May 1, 1977, to Contract, dated as of
                  December 5, 1975, among the CAPCO Group members for the
                  construction of Beaver Valley Unit No. 2 (Exhibit 5(d)(4), File
                  No. 2-60109, filed by Ohio Edison).

10d(1)(a)    --   Form of Collateral Trust Indenture among CTC Beaver Valley
                  Funding Corporation, Cleveland Electric, Toledo Edison and Irving
                  Trust Company, as Trustee (Exhibit 4(a), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

10d(1)(b)    --   Form of Supplemental Indenture to Collateral Trust Indenture
                  constituting Exhibit 10d(1)(a) above, including form of Secured
                  Lease Obligation bond (Exhibit 4(b), File No. 33-18755, filed by
                  Cleveland Electric and Toledo Edison).

10d(1)(c)    --   Form of Collateral Trust Indenture among Beaver Valley II Funding
                  Corporation, The Cleveland Electric Illuminating Company and The
                  Toledo Edison Company and The Bank of New York, as Trustee
                  (Exhibit (4)(a), File No. 33-46665, filed by Cleveland Electric and Toledo Edison).

10d(1)(d)    --   Form of Supplemental Indenture to Collateral Trust Indenture
                  constituting Exhibit 10d(1)(c) above, including form of Secured
                  Lease Obligation Bond (Exhibit (4)(b), File No. 33-46665, filed by Cleveland Electric and Toledo Edison).

10d(2)(a)    --   Form of Collateral Trust Indenture among CTC Mansfield Funding
                  Corporation, Cleveland Electric, Toledo Edison and IBJ Schroder
                  Bank & Trust Company, as Trustee (Exhibit 4(a), File No.
                  33-20128, filed by Cleveland Electric and Toledo Edison).

10d(2)(b)    --   Form of Supplemental Indenture to Collateral Trust Indenture
                  constituting Exhibit 10d(2)(a) above, including forms of Secured
                  Lease Obligation bonds (Exhibit 4(b), File No. 33-20128, filed by
                  Cleveland Electric and Toledo Edison).

10d(3)(a)    --   Form of Facility Lease dated as of September 15, 1987 between The
                  First National Bank of Boston, as Owner Trustee under a Trust
                  Agreement dated as of September 15, 1987 with the limited
                  partnership Owner Participant named therein, Lessor, and
                  Cleveland Electric and Toledo Edison, Lessee (Exhibit 4(c), File
                  No. 33-18755, filed by Cleveland Electric and Toledo Edison).

10d(3)(b)    --   Form of Amendment No. 1 to Facility Lease constituting Exhibit
                  10d(3)(a) above (Exhibit 4(e), File No. 33-18755, filed by
                  Cleveland Electric and Toledo Edison).

10d(4)(a)    --   Form of Facility Lease dated as of September 15, 1987 between The
                  First National Bank of Boston, as Owner Trustee under a Trust
                  Agreement dated as of September 15, 1987 with the corporate Owner
                  Participant named therein, Lessor, and Cleveland Electric and
                  Toledo Edison, Lessees (Exhibit 4(d), File No. 33-18755, filed by
                  Cleveland Electric and Toledo Edison).

10d(4)(b)    --   Form of Amendment No. 1 to Facility Lease constituting Exhibit
                  10d(4)(a) above (Exhibit 4(f), File No. 33-18755, filed by
                  Cleveland Electric and Toledo Edison).

10d(5)(a)    --   Form of Facility Lease dated as of September 30, 1987 between
                  Meridian Trust Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Lessor, and Cleveland Electric and Toledo Edison,
                  Lessees (Exhibit 4(c), File No. 33-20128, filed by Cleveland
                  Electric and Toledo Edison).

10d(5)(b)    --   Form of Amendment No. 1 to the Facility Lease constituting
                  Exhibit 10d(5)(a) above (Exhibit 4(f), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

10d(6)(a)    --   Form of Participation Agreement dated as of September 15, 1987 among the limited partnership Owner Participant named therein, the Original Loan Participants listed in Schedule 1 thereto, as
                  Original Loan Participants, CTC Beaver Valley Fund Corporation,
                  as Funding Corporation, The First National Bank of Boston, as
                  Owner Trustee, Irving Trust Company, as Indenture Trustee, and
                  Cleveland Electric and Toledo Edison, as Lessees (Exhibit 28(a),
                  File No. 33-18755, filed by Cleveland Electric And Toledo
                  Edison).

10d(6)(b)    --   Form of Amendment No. 1 to Participation Agreement constituting
                  Exhibit 10d(6)(a) above (Exhibit 28(c), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

10d(7)(a)    --   Form of Participation Agreement dated as of September 15, 1987 among the corporate Owner Participant named therein, the Original
                  Loan Participants listed in Schedule 1 thereto, as Owner Loan
                  Participants, CTC Beaver Valley Funding Corporation, as Funding
                  Corporation, The First National Bank of Boston, as Owner Trustee,
                  Irving Trust Company, as Indenture Trustee, and

                  Cleveland Electric and Toledo Edison, as Lessees (Exhibit 28(b),
                  File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

10d(7)(b)    --   Form of Amendment No. 1 to Participation Agreement constituting
                  Exhibit 10d(7)(a) above (Exhibit 28(d), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

10d(8)(a)    --   Form of Participation Agreement dated as of September 30, 1987 among the Owner Participant named therein, the Original Loan
                  Participants listed in Schedule II thereto, as Owner Loan
                  Participants, CTC Mansfield Funding Corporation, Meridian Trust
                  Company, as Owner Trustee, IBJ Schroder Bank & Trust Company, as
                  Indenture Trustee, and Cleveland Electric and Toledo Edison, as
                  Lessees (Exhibit 28(a), File No. 33-0128, filed by Cleveland
                  Electric and Toledo Edison).

10d(8)(b)    --   Form of Amendment No. 1 to the Participation Agreement
                  constituting Exhibit 10d(8)(a) above (Exhibit 28(b), File No.
                  33-20128, filed by Cleveland Electric and Toledo Edison).

10d(9)       --   Form of Ground Lease dated as of September 15, 1987 between
                  Toledo Edison, Ground Lessor, and The First National Bank of
                  Boston, as Owner Trustee under a Trust Agreement dated as of
                  September 15, 1987 with the Owner Participant named therein,
                  Tenant (Exhibit 28(e), File No. 33-18755, filed by Cleveland
                  Electric and Toledo Edison).

10d(10)      --   Form of Site Lease dated as of September 30, 1987 between Toledo
                  Edison, Lessor, and Meridian Trust Company, as Owner Trustee
                  under a Trust Agreement dated as of September 30, 1987 with the
                  Owner Participant named therein, Tenant (Exhibit 28(c), File No.
                  33-20128, filed by Cleveland Electric and Toledo Edison).

10d(11)      --   Form of Site Lease dated as of September 30, 1987 between
                  Cleveland Electric, Lessor, and Meridian Trust Company, as Owner
                  Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Tenant (Exhibit 28(d),
                  File No. 33-20128, filed by Cleveland Electric and Toledo
                  Edison).

10d(12)      --   Form of Amendment No. 1 to the Site Leases constituting Exhibits
                  10d(10) and 10d(11) above (Exhibit 4(f), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

10d(13)      --   Form of Assignment, Assumption and Further Agreement dated as of
                  September 15, 1987 among The First National Bank of Boston, as
                  Owner Trustee under a Trust Agreement dated as of September 15,
                  1987 with the Owner Participant named therein, Cleveland
                  Electric, Duquesne, Ohio Edison, Pennsylvania Power and Toledo
                  Edison (Exhibit 28(f), File No. 33-18755, filed by Cleveland
                  Electric and Toledo Edison).

10d(14)      --   Form of Additional Support Agreement dated as of September 15,
                  1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the
                  Owner Participant named therein, and Toledo Edison (Exhibit
                  28(g), File No. 33-18755, filed by Cleveland Electric and Toledo
                  Edison).

10d(15)      --   Form of Support Agreement dated as of September 30, 1987 between
                  Meridian Trust Company, as Owner Trustee under a Trust Agreement dated as of September 30, 1987 with the Owner Participant named therein, Toledo Edison, Cleveland Electric, Duquesne, Ohio Edison
                  and Pennsylvania Power (Exhibit 28(e), File No. 33-20128, filed by Cleveland Electric and Toledo Edison).

10d(16)      --   Form of Indenture, Bill of Sale, Instrument of Transfer and
                  Severance Agreement dated as of September 30, 1987 between Toledo
                  Edison, Seller, and The First National Bank of Boston, as Owner
                  Trustee under a Trust Agreement dated as of September 15, 1987 with the Owner Participant named therein, Buyer (Exhibit 28(h),
                  File No. 33-18755, filed by Cleveland Electric and Toledo
                  Edison).

10d(17)      --   Form of Bill of Sale, Instrument of Transfer and Severance
                  Agreement dated as of September 30, 1987 between Toledo Edison,
                  Seller, and Meridian Trust Company, as Owner Trustee under a
                  Trust Agreement dated as of September 30, 1987 with the Owner
                  Participant named therein, Buyer (Exhibit 28(f), File No.
                  33-20128, filed by Cleveland Electric and Toledo Edison).

10d(18)      --   Form of Bill of Sale, Instrument of Transfer and Severance
                  Agreement dated as of September 30, 1987 between Cleveland
                  Electric, Seller, and Meridian Trust Company, as Owner Trustee
                  under a Trust Agreement dated as of September 30, 1987 with the
                  Owner Participant named therein, Buyer (Exhibit 28(g), File No.
                  33-20128, filed by Cleveland Electric and Toledo Edison).

10d(19)      --   Forms of Refinancing Agreement, including exhibits thereto, among the Owner Participant named therein, as Owner Participant, CTC
                  Beaver Valley Funding Corporation, as Funding Corporation, Beaver
                  Valley II Funding Corporation, as New Funding Corporation, The
                  Bank of New York, as Indenture Trustee, The Bank of New York, as
                  New Collateral Trust Trustee, and The Cleveland Electric
                  Illuminating Company and The Toledo Edison Company, as Lessees
                  (Exhibit (28)(e)(i), File No. 33-46665, filed by Cleveland
                  Electric and Toledo Edison).

10d(20)(a)   --   Form of Amendment No. 2 to Facility Lease among Citicorp
                  Lescaman, Inc., Cleveland Electric and Toledo Edison (Exhibit
                  10(a), Form S-4 File No. 333-47651, filed by Cleveland Electric).

10d(20)(b)   --   Form of Amendment No. 3 to Facility Lease among Citicorp
                  Lescaman, Inc., Cleveland Electric and Toledo Edison (Exhibit
                  10(b), Form S-4 File No. 333-47651, filed by Cleveland Electric).

10d(21)(a)   --   Form of Amendment No. 2 to Facility Lease among US West Financial
                  Services, Inc., Cleveland Electric and Toledo Edison (Exhibit
                  10(c), Form S-4 File No. 333-47651, filed by Cleveland Electric).

10d(21)(b)   --   Form of Amendment No. 3 to Facility Lease among US West Financial
                  Services, Inc., Cleveland Electric and Toledo Edison (Exhibit
                  10(d), Form S-4 File No. 333-47651, filed by Cleveland Electric).

10d(22)      --   Form of Amendment No. 2 to Facility Lease among Midwest Power
                  Company, Cleveland Electric and Toledo Edison (Exhibit 10(e),
                  Form S-4 File No. 333-47651, filed by Cleveland Electric).

10e(1)       --   Centerior Energy Corporation Equity Compensation Plan (Exhibit
                  99, Form S-8, File No. 33-59635).

3.       EXHIBITS - CLEVELAND ELECTRIC ILLUMINATING (CEI)

3a           --   Amended Articles of Incorporation of CEI, as amended, effective May 28,
                  1993 (Exhibit 3a, 1993 Form 10-K, File No. 1-2323).

3b           --   Regulations of CEI, dated April 29, 1981, as amended effective October 1,
                  1988 and April 24, 1990 (Exhibit 3b, 1990 Form 10-K, File No. 1-2323).

3c           --   Amended and Restated Code of Regulations, dated March 15, 2002.

(B)4b(1)     --   Mortgage and Deed of Trust between CEI and Guaranty Trust Company of New York (now The Chase Manhattan Bank (National
                  Association)), as Trustee, dated July 1, 1940 (Exhibit 7(a), File
                  No. 2-4450).

                  Supplemental Indentures between CEI and the Trustee, supplemental to Exhibit 4b(1), dated as follows:

4b(2)        --   July 1, 1940 (Exhibit 7(b), File No. 2-4450).
4b(3)        --   August 18, 1944 (Exhibit 4(c), File No. 2-9887).
4b(4)        --   December 1, 1947 (Exhibit 7(d), File No. 2-7306).
4b(5)        --   September 1, 1950 (Exhibit 7(c), File No. 2-8587).
4b(6)        --   June 1, 1951 (Exhibit 7(f), File No. 2-8994).
4b(7)        --   May 1, 1954 (Exhibit 4(d), File No. 2-10830).
4b(8)        --   March 1, 1958 (Exhibit 2(a)(4), File No. 2-13839).
4b(9)        --   April 1, 1959 (Exhibit 2(a)(4), File No. 2-14753).
4b(10)       --   December 20, 1967 (Exhibit 2(a)(4), File No. 2-30759).
4b(11)       --   January 15, 1969 (Exhibit 2(a)(5), File No. 2-30759).
4b(12)       --   November 1, 1969 (Exhibit 2(a)(4), File No. 2-35008).
4b(13)       --   June 1, 1970 (Exhibit 2(a)(4), File No. 2-37235).

4b(14)       --   November 15, 1970 (Exhibit 2(a)(4), File No. 2-38460).
4b(15)       --   May 1, 1974 (Exhibit 2(a)(4), File No. 2-50537).
4b(16)       --   April 15, 1975 (Exhibit 2(a)(4), File No. 2-52995).
4b(17)       --   April 16, 1975 (Exhibit 2(a)(4), File No. 2-53309).
4b(18)       --   May 28, 1975 (Exhibit 2(c), June 5, 1975 Form 8-A, File No. 1-2323).
4b(19)       --   February 1, 1976 (Exhibit 3(d)(6), 1975 Form 10 K, File No. 1-2323).
4b(20)       --   November 23, 1976 (Exhibit 2(a)(4), File No. 2-57375).
4b(21)       --   July 26, 1977 (Exhibit 2(a)(4), File No. 2-59401).
4b(22)       --   September  7, 1977 (Exhibit 2(a)(5), File No. 2-67221).
4b(23)       --   May 1, 1978 (Exhibit 2(b), June 30, 1978 Form 10-Q, File No. 1-2323).
4b(24)       --   September 1, 1979 (Exhibit 2(a), September 30, 1979 Form 10-Q, File No. 1-2323).
4b(25)       --   April 1, 1980 (Exhibit 4(a)(2), September 30, 1980 Form 10-Q, File No. 1-2323).
4b(26)       --   April 15, 1980 (Exhibit 4(b), September 30, 1980 Form 10-Q, File No. 1-2323).
4b(27)       --   May 28, 1980 (Exhibit 2(a)(4), Amendment No. 1, File No. 2-67221).
4b(28)       --   June 9, 1980 (Exhibit 4(d), September 30, 1980 Form 10-Q, File No. 1-2323).
4b(29)       --   December 1, 1980 (Exhibit 4(b)(29), 1980 Form 10-K, File No. 1-2323).
4b(30)       --   July 28, 1981 (Exhibit 4(a), September 30, 1981, Form 10-Q, File No. 1-2323).
4b(31)       --   August 1, 1981 (Exhibit 4(b), September 30, 1981, Form 10-Q, File No. 1-2323).
4b(32)       --   March 1, 1982 (Exhibit 4(b)(3), Amendment No. 1, File No. 2-76029).
4b(33)       --   July 15, 1982 (Exhibit 4(a), September 30, 1982 Form 10-Q, File No. 1-2323).
4b(34)       --   September 1, 1982 (Exhibit 4(a)(1), September 30, 1982 Form 10-Q, File No. 1-2323).
4b(35)       --   November 1, 1982 (Exhibit  (a)(2), September 30, 1982 Form 10-Q, File No. 1-2323).
4b(36)       --   November 15, 1982 (Exhibit 4(b)(36), 1982 Form 10-K, File No. 1-2323).
4b(37)       --   May 24, 1983 (Exhibit 4(a), June 30, 1983 Form 10-Q, File No. 1-2323).
4b(38)       --   May 1, 1984 (Exhibit 4, June 30, 1984 Form 10-Q, File No. 1-2323).
4b(39)       --   May 23, 1984 (Exhibit 4, May 22, 1984 Form 8-K, File No. 1-2323).
4b(40)       --   June 27, 1984 (Exhibit 4, June 11, 1984 Form 8-K, File No. 1-2323).
4b(41)       --   September 4, 1984 (Exhibit 4b(41), 1984 Form 10-K, File No. 1-2323).
4b(42)       --   November 14, 1984 (Exhibit 4b(42), 1984 Form 10 K, File No. 1-2323).
4b(43)       --   November 15, 1984 (Exhibit 4b(43), 1984 Form 10-K, File No. 1-2323).
4b(44)       --   April 15, 1985 (Exhibit 4(a), May 8, 1985 Form 8-K, File No. 1-2323).
4b(45)       --   May 28, 1985 (Exhibit 4(b), May 8, 1985 Form 8-K, File No. 1-2323).
4b(46)       --   August 1, 1985 (Exhibit 4, September 30, 1985 Form 10-Q, File No. 1-2323).
4b(47)       --   September 1, 1985 (Exhibit 4, September 30, 1985 Form 8-K, File No. 1-2323).
4b(48)       --   November 1, 1985 (Exhibit 4, January 31, 1986 Form 8-K, File No. 1-2323).
4b(49)       --   April 15, 1986 (Exhibit 4, March 31, 1986 Form 10-Q, File No. 1-2323).
4b(50)       --   May 14, 1986 (Exhibit 4(a), June 30, 1986 Form 10-Q, File No. 1-2323).
4b(51)       --   May 15, 1986 (Exhibit 4(b), June 30, 1986 Form 10-Q, File No. 1-2323).
4b(52)       --   February 25, 1987 (Exhibit 4b(52), 1986 Form 10-K, File No. 1-2323).
4b(53)       --   October 15, 1987 (Exhibit 4, September 30, 1987 Form 10-Q, File No. 1-2323).
4b(54)       --   February 24, 1988 (Exhibit 4b(54), 1987 Form 10-K, File No. 1-2323).
4b(55)       --   September 15, 1988 (Exhibit 4b(55), 1988 Form 10-K, File No. 1-2323).
4b(56)       --   May 15, 1989 (Exhibit 4(a)(2)(i), File No. 33-32724).
4b(57)       --   June 13, 1989 (Exhibit 4(a)(2)(ii), File No. 33-32724).
4b(58)       --   October 15, 1989 (Exhibit 4(a)(2)(iii), File No. 33-32724).
4b(59)       --   January 1, 1990 (Exhibit 4b(59), 1989 Form 10-K, File No. 1-2323).
4b(60)       --   June 1, 1990 (Exhibit 4(a). September 30, 1990 Form 10-Q, File No. 1-2323).
4b(61)       --   August 1, 1990 (Exhibit 4(b), September 30, 1990 Form 10-Q, File No. 1-2323).
4b(62)       --   May 1, 1991 (Exhibit 4(a), June 30, 1991 Form 10-Q, File No. 1-2323).
4b(63)       --   May 1, 1992 (Exhibit 4(a)(3), File No. 33-48845).
4b(64)       --   July 31, 1992 (Exhibit 4(a)(3), File No. 33-57292).
4b(65)       --   January 1, 1993 (Exhibit 4b(65), 1992 Form 10-K, File No. 1-2323).
4b(66)       --   February 1, 1993 (Exhibit 4b(66), 1992 Form 10-K, File No. 1-2323).
4b(67)       --   May 20, 1993 (Exhibit 4(a), July 14, 1993 Form 8-K, File No. 1-2323).
4b(68)       --   June 1, 1993 (Exhibit 4(b), July 14, 1993 Form 8-K, File No. 1-2323).
4b(69)       --   September 15, 1994 (Exhibit 4(a), September 30, 1994 Form 10-Q, File No. 1-2323).
4b(70)       --   May 1, 1995 (Exhibit 4(a), September 30, 1995 Form 10-Q, File No. 1-2323).
4b(71)       --   May 2, 1995 (Exhibit 4(b), September 30, 1995 Form 10-Q, File No. 1-2323).
4b(72)       --   June 1, 1995 (Exhibit 4(c), September 30, 1995 Form 10-Q, File No. 1-2323).
4b(73)       --   July 15, 1995 (Exhibit 4b(73), 1995 Form 10-K, File No. 1-2323).

4b(74)       --   August 1, 1995 (Exhibit 4b(74), 1995 Form 10-K, File No. 1-2323).
4b(75)       --   June 15, 1997 (Exhibit 4(a), Form S-4 File No. 333-35931, filed by
                  Cleveland Electric and Toledo Edison).
4b(76)       --   October 15, 1997 (Exhibit 4(a), Form S-4 File No. 333-47651, filed by
                  Cleveland Electric).
4b(77)       --   June 1, 1998 (Exhibit 4b(77), Form S-4 File No. 333-72891).
4b(78)       --   October 1, 1998 (Exhibit 4b(78), Form S-4 File No. 333-72891).
4b(79)       --   October 1, 1998 (Exhibit 4b(79), Form S-4 File No. 333-72891).
4b(80)       --   February 24, 1999 (Exhibit 4b(80), Form S-4 File No. 333-72891).
4b(81)       --   September 29, 1999. (Exhibit 4b(81), 1999 Form 10-K, File No. 1-2323).
4b(82)       --   January 15, 2000. (Exhibit 4b(82), 1999 Form 10-K, File No. 1-2323).
4b(83)       --   May 15, 2002
4b(84)       --   October 1, 2002

4d           --   Form of Note Indenture between Cleveland Electric and The Chase Manhattan
                  Bank, as Trustee dated as of October 24, 1997 (Exhibit 4(b), Form S-4 File
                  No. 333-47651, filed by Cleveland Electric).

4d(1)        --   Form of Supplemental Note Indenture between Cleveland Electric and The Chase Manhattan Bank, as Trustee dated as of October 24,
                  1997 (Exhibit 4(c), Form S-4 File No. 333-47651, filed by
                  Cleveland Electric).

10-1         --   Administration Agreement between the CAPCO Group dated as of September 14,
                  1967. (Registration No. 2-43102, Exhibit 5(c)(2).)

10-2         --   Amendment No. 1 dated January 4, 1974 to Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No.
                  2-68906, Exhibit 5(c)(3).)

10-3         --   Transmission Facilities Agreement between the CAPCO Group dated as of
                  September 14, 1967. (Registration No. 2-43102, Exhibit 5(c)(3).)

10-4         --   Amendment No. 1 dated as of January 1, 1993 to Transmission Facilities
                  Agreement between the CAPCO Group dated as of September 14, 1967.
                  (1993 Form 10-K, Exhibit 10-4.)

10-5         --   Agreement for the Termination or Construction of
                  Certain Agreements effective September 1, 1980, October
                  15, 1997 (Exhibit 4(a), Form S-4 File No. 333-47651,
                  filed by Cleveland Electric).

   12.3      --   Consolidated fixed charge ratios.

   13.2      --   CEI 2002 Annual Report to Stockholders. (Only those portions expressly incorporated by reference in this Form 10-K/A are to be deemed "filed"
                  with the SEC.)

   21.2      --   List of Subsidiaries of the Registrant at December 31, 2002.

*  31.1      --   Certification of chief executive officer, pursuant to Rule
                  13a-15(e)/15d-15(e).

*  31.2      --   Certification of chief financial officer, pursuant to Rule
                  13a-15(e)/15d-15(e).

*  32        --   Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350.

* Indicates revised exhibits included in this Form 10-K/A in electronic format. Reference is made to the original 10-K for the other exhibits filed therewith.

REPORTS ON FORM 8-K

CEI

         CEI filed fifteen reports on Form 8-K since September 30, 2002. A report dated October 7, 2002 reported updated cost and schedule estimates associated with efforts to return Davis-Besse Nuclear Power Station to service. A report dated October 31, 2002 reported updated information associated with Davis-Besse restoration efforts. A report dated December 20, 2002 reported that FirstEnergy subsidiaries would retain ownership of four power plants previously planned to be sold. A report dated January 17, 2003 reported updated information related with efforts to prepare Davis-Besse for a safe and reliable return to service. A report dated March 11, 2003 reported updated Davis-Besse information including the installation of the new reactor head on the reactor vessel. A report dated March 17, 2003 reported updated Davis-Besse information. A report dated April 16, 2003 reported updated Davis-Besse information. A report dated May 1, 2003 reported FirstEnergy's first quarter 2003 results and other updated information including Davis-Besse updated ready for restart schedule. A report dated May 9, 2003 reported updated Davis-Besse information. A report dated June 5, 2003 reported updated Davis Besse information. A report dated July 24, 2003, reported updates to the schedule and cost estimates for Davis Besse. A report dated August 5, 2003 reported the pending restatement of 2002 FE, OE, CEI and TE financial statements and restatement and reaudit of 2001 CEI and TE financial statements. A report dated August 7, 2003 reported the pending restatement and reaudit of 2000 CEI and TE financial statements. A report dated September 12, 2003 reported that FE, OE, CEI and TE have received an informal data request from the Securities and Exchange Commission related to the recent restatement of their 2002 financial statements. A report dated October 21, 2003 reported the filing of a proposed rate stabilization plan with the PUCO.

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

Date: November 13, 2003