Form 10-K
period 2003-12-31
CLEVELAND ELECTRIC ILLUMINATING CO; PENNSYLVANIA POWER CO; TOLEDO EDISON CO; OHIO EDISON CO; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; PENNSYLVANIA ELECTRIC CO; FIRSTENERGY CORP
filed 2004-03-15
CIK 20947, 77278, 352049, 73960, 53456, 65350, 77227, 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 2003
                                    OR
               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________________ to _________________

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
                Telephone (800)736-3402


                         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                                                     Name of Each Exchange
      Registrant                          Title of Each Class                         on Which Registered
      ----------                          -------------------                        ----------------------

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


                             First Mortgage Bonds:
                                        8% Series due 2003                          New York Stock Exchange


Pennsylvania Power           Cumulative Preferred Stock, $100
Company                      par value:
                                        4.24% Series                                All series registered on
                                        4.25% Series                                Philadelphia Stock Exchange
                                        4.64% Series


Jersey Central Power &       Cumulative Preferred Stock, without
Light Company                par value:
                                        4% Series                                   New York Stock Exchange


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
Yes (X) No (  )
     -      --

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

          Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):
Yes (X)  No (  )  FirstEnergy Corp.
     -       --
Yes (  ) No (X )  Ohio Edison Company, Pennsylvania Power Company, The Cleveland
     --      --   Electric Illuminating Company, The Toledo Edison Company,
                  Jersey Central Power & Light Company, Metropolitan Edison
                  Company, and Pennsylvania Electric Company

          State the aggregate market value of the common stock held by non-affiliates of the registrants: FirstEnergy Corp., $11,426,526,667 as of June 30, 2003; and for all other registrants, none.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                           OUTSTANDING
                   CLASS                                   As of MARCH 15, 2004
                   -----                                   --------------------

FirstEnergy Corp., $0.10 par value                             329,836,276
Ohio Edison Company, no par value                                      100
The Cleveland Electric Illuminating Company, no par value       79,590,689
The Toledo Edison Company, $5 par value                         39,133,887
Pennsylvania Power Company, $30 par value                        6,290,000
Jersey Central Power & Light Company, $10 par value             15,371,270
Metropolitan Edison Company, no par value                          859,500
Pennsylvania Electric Company, $20 par value                     5,290,596

FirstEnergy Corp. is the sole holder of Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company, and Pennsylvania Electric Company common stock; Ohio Edison Company is the sole holder of Pennsylvania Power Company common stock.


Documents incorporated by reference (to the extent indicated herein):

                                                    PART OF FORM 10-K INTO WHICH
                     DOCUMENT                          DOCUMENT IS INCORPORTED
                     --------                       ----------------------------
FirstEnergy Corp. Annual Report to Stockholders
for the fiscal year ended December 31, 2003
(Pages 6-85)                                                 Part II

Proxy Statement for 2004 Annual Meeting of
Stockholders to be held May 18, 2004                         Part III


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

                                    FORM 10-K

                                TABLE OF CONTENTS
                                                                            Page
Part I                                                                      ----

    Item  1.  Business....................................................    1
                The Company...............................................    1
                Divestitures-
                  International Operations................................    2
                  Generation Assets.......................................    2
                  Other Domestic Assets...................................    3
                Risk Factors That May Affect Future Results...............    3
                  Risks Related to Our Business...........................    3
                  Risks Related to the Electric Utility Industry..........    5
                Utility Regulation........................................    6
                  PUCO Rate Matters.......................................    7
                  NJBPU Rate Matters......................................    8
                  PPUC Rate Matters.......................................    9
                  FERC Rate Matters.......................................   10
                  Regulatory Accounting...................................   10
                Capital Requirements......................................   10
                Met-Ed Capital Trust and Penelec Capital Trust............   12
                Nuclear Regulation........................................   13
                Nuclear Insurance.........................................   14
                Environmental Matters.....................................   15
                  Air Regulation..........................................   15
                  Waste Disposal..........................................   16
                  Water Regulation........................................   17
                  Summary.................................................   17
                Fuel Supply...............................................   17
                System Capacity and Reserves..............................   18
                Regional Reliability......................................   18
                Competition...............................................   18
                Research and Development..................................   19
                Executive Officers........................................   20
                FirstEnergy Website.......................................   21

    Item  2.  Properties..................................................   21

    Item  3.  Legal Proceedings...........................................   22

    Item  4.  Submission of Matters to a Vote of Security Holders.........   22

Part II

    Item  5.  Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................   22

    Item  6.  Selected Financial Data.....................................   22

    Item  7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................   22

    Item 7A.  Quantitative and Qualitative Disclosures
              About Market Risk...........................................   22

    Item  8.  Financial Statements and Supplementary Data.................   22

    Item  9.  Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure.........................   23

    Item 9A.  Controls and Procedures.....................................   23

Part III

    Item 10.  Directors and Executive Officers of the Registrant..........   23

    Item 11.  Executive Compensation......................................   24

    Item 12. Security Ownership of Certain Beneficial Owners and
             Management and Related Shareholder Matters...................   24

    Item 13.  Certain Relationships and Related Transactions..............   24

    Item 14.  Principal Accounting Fees and Services......................   24

Part IV

    Item 15.  Exhibits, Financial Statement Schedules
              and Reports on Form 8-K.....................................   25

                                     PART I

ITEM 1.   BUSINESS

The Company

          FirstEnergy Corp. was organized under the laws of the State of Ohio in 1996. FirstEnergy's principal business is the holding, directly or indirectly, of all of the outstanding common stock of its principal electric utility operating subsidiaries, Ohio Edison Company (OE), The Cleveland Electric Illuminating Company (CEI), Pennsylvania Power Company (Penn), The Toledo Edison Company (TE), American Transmission Systems, Incorporated (ATSI), Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). These utility operating subsidiaries are referred to throughout as the "Companies." FirstEnergy's consolidated revenues are primarily derived from electric service provided by its utility operating subsidiaries and the revenues of its other principal subsidiaries:
FirstEnergy  Solutions Corp. (FES);  FirstEnergy  Facilities Services Group, LLC
(FSG); MYR Group Inc. (MYR); MARBEL Energy Corporation (MARBEL); and First Communications, LLC. In addition, FirstEnergy holds all of the outstanding common stock of other direct subsidiaries including: FirstEnergy Properties, Inc., FirstEnergy Ventures Corp., FirstEnergy Nuclear Operating Company (FENOC), FirstEnergy Securities Transfer Company, GPU Diversified Holdings, LLC, GPU Telecom Services, Inc., GPU Nuclear, Inc.; and FirstEnergy Service Company
(FESC).

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

          ATSI was organized under the laws of the State of Ohio in 1998. ATSI owns transmission assets that were formerly owned by OE, CEI and TE (Ohio Companies) and Penn. ATSI owns and operates major, high-voltage transmission facilities, which consist of approximately 7,100 circuit miles (5,778 pole miles) of transmission lines with nominal voltages of 345 kilovolts (kV), 138 kV and 69 kV. There are 37 interconnections with six neighboring control areas. ATSI's transmission system offers gateways into the East through high capacity ties with Pennsylvania-New Jersey-Maryland Interconnection LLC (PJM) through Penelec, Duquesne Light Company and Allegheny Energy, Inc. into the North through multiple 345 kV high capacity ties with Michigan Electric Coordination Systems (MEC), and into the South through ties with American Electric Power Company, Inc. (AEP) and Dayton Power & Light Company (DPL). In addition, ATSI is the control area operator for the Ohio Companies and Penn service areas. ATSI plans, operates and maintains the transmission system in accordance with the requirements of the North American Electric Reliability Council and applicable regulatory agencies to ensure reliable service to FirstEnergy's customers (see FERC Rate Matters for a discussion of ATSI's participation in the Midwest Independent System Operator, Inc. (MISO)).

          JCP&L was organized under the laws of the State of New Jersey in 1925 and owns property and does business as an electric public utility in that state. JCP&L provides transmission and distribution services in northern, western and east central New Jersey. The area JCP&L serves has a population of approximately
2.5 million.

          Met-Ed was organized under the laws of the Commonwealth of Pennsylvania in 1922 and owns property and does business as an electric public utility in that state. Met-Ed provides primarily transmission and distribution services in eastern and south central Pennsylvania. The area it serves has a population of approximately 1.2 million.

          Penelec was organized under the laws of the Commonwealth of Pennsylvania in 1919 and owns property and does business as an electric public utility in that state. Penelec provides transmission and distribution services in western, northern and south central Pennsylvania. The area it serves has a population of approximately 1.7 million. Penelec, as lessee of the property of its subsidiary, The Waverly Electric Light & Power Company, also serves a population of about 13,400 in Waverly, New York and its vicinity.

          FES was organized under the laws of the its State of Ohio in 1997 and provides energy-related products and services, and through its FirstEnergy Generation Corp. (FGCO) subsidiary, operates FirstEnergy's nonnuclear generation businesses. FSG is the parent company of several heating, ventilating, air conditioning and energy management companies; MYR is a utility infrastructure construction service company. MARBEL holds FirstEnergy's 50% owner interest in Great Lakes Energy Partners, LLC, an oil and natural gas exploration and production venture. First Communications, LLC provides telecommunication services (local and long-distance phone service). FESC provides legal, financial and other corporate support services to affiliated FirstEnergy companies.

Divestitures

     International Operations

          FirstEnergy completed the divestiture of its international assets subsequent to December 31, 2003 with the sales of its remaining 20.1 percent interest in Avon (parent of Midlands Electricity in the United Kingdom) on January 16, 2004, and its 28.67 percent interest in Termobarranquilla S.A., Empresa de Servicios Publicos (TEBSA) and other related subsidiaries in Colombia on January 30, 2004. Avon, TEBSA and other international assets divested in 2003 and 2004 were acquired as part of FirstEnergy's November 2001 merger with the former GPU, Inc. As a result of these transactions, FirstEnergy no longer has ownership interests in international operating assets.

          The divestiture in 2003 of international operations in Bolivia and Argentina included the sale of FirstEnergy's wholly owned subsidiary, Guaracachi America, Inc., a holding company with a 50.001 percent interest in Empresa Guaracachi S.A. (EGSA), on December 11, 2003, and its ownership in GPU Empresa Distribuidora Electrica Regional S.A. (Emdersa) through the abandonment of its shares in Emdersa's parent company, GPU Argentina Holdings, Inc. on April 18, 2003.

          FirstEnergy was unsuccessful in selling of GPU's former Argentina operations and abandoned its interest in Emdersa in early 2003. A number of economic events occurred in Argentina that hindered FirstEnergy's ability to realize an acceptable value. These events included currency devaluation, restrictions on repatriation of cash, and the anticipation of future asset sales in that region by competitors. FirstEnergy reflected Emdersa's 2002 results of an after-tax loss of $87 million (including $109 million in currency transaction losses arising principally from U.S. dollar denominated debt) as discontinued operations in the Consolidated Statement of Income for the year ended December 31, 2002. FirstEnergy also recognized a currency translation adjustment (CTA) of $91 million in 2002 which reduced FirstEnergy's common stockholders' equity. This adjustment represented the impact of translating Emdersa's financial statements from its functional currency to the U.S. dollar for GAAP financial reporting. The abandonment was accomplished by relinquishing FirstEnergy's shares to the independent Board of Directors of GPU Argentina Holdings, relieving FirstEnergy of all rights and obligations relative to this business. As a result of the abandonment, FirstEnergy recognized a one-time, non-cash charge of $67 million, or $0.23 per share of common stock in the second quarter of 2003. This charge is the result of realizing the CTA losses through current period earnings ($90 million, or $0.30 per share), partially offset by the gain recognized from abandoning FirstEnergy's investment in Emdersa ($23 million, or $0.07 per share). Since FirstEnergy had previously recorded $90 million of CTA adjustments in Other Comprehensive Income (OCI), the net effect of the $67 million charge was an increase in common stockholders' equity of $23 million.

          The $67 million after-tax charge in 2003 does not include the expected income tax benefits related to the abandonment, which were fully reserved during the second quarter of 2003. FirstEnergy expects tax benefits of approximately $129 million, of which $50 million would increase net income in the period that it becomes probable those benefits will be realized. The remaining $79 million of tax benefits would reduce goodwill recognized in connection with the acquisition of GPU.

       Generation Assets

          In November 2001, FirstEnergy reached an agreement to sell four coal-fired power plants totaling 2,535 MW to NRG Energy Inc. On August 8, 2002, FirstEnergy notified NRG that it was canceling the agreement because NRG stated that it could not complete the transaction under the original terms of the agreement. NRG filed voluntary bankruptcy petitions in May 2003; subsequently FirstEnergy reached an agreement for settlement of its claim against NRG. FirstEnergy sold its entire claim (including $32 million of cash proceeds received in December 2003) for $170 million in January 2004.

       Other Domestic Assets

          Other asset sales in 2003 included three FSG subsidiaries - Ancoma, Inc., a mechanical contracting company based in Rochester, New York, and Virginia-based Colonial Mechanical Corporation and Webb Technologies, Inc. - and a MARBEL subsidiary - Northeast Ohio Natural Gas Company.

Risks Factors That May Affect Results

       Risks Related to Our Business

       FirstEnergy May Ultimately Incur Liability in Connection with the August 14, 2003 Regional Outage or the Restatement of Earnings

          On August 14, 2003, various states in the northeast United States and parts of southern Canada experienced a widespread power outage, which affected approximately 1.4 million customers in FirstEnergy's service area. FirstEnergy continues to accumulate data and evaluate the status of its electrical system prior to and during the outage event, and continues to cooperate with the U.S.-Canada Power System Outage Task Force (Task Force) investigating the outage. The interim report issued by the Task Force on November 18, 2003 concluded that the problems leading up to the outage began in FirstEnergy's service area. Specifically, the interim report concludes, among other things, that the initiation of the August 14th outage resulted from the coincidence on that afternoon of the following causes: (1) inadequate situational awareness at FirstEnergy; (2) FirstEnergy's failure to adequately manage tree growth in its transmission rights of way; and (3) failure of the interconnected grid's reliability organizations (Midwest Independent System Operator and PJM Interconnection) to provide effective diagnostic support. FirstEnergy believes that the interim report does not provide a complete and comprehensive picture of the conditions that contributed to the August 14th outage and that it does not adequately address the underlying causes of the outage. FirstEnergy believes that the outage cannot be explained by events on any one utility's system. On March 1, 2004, the FirstEnergy companies filed, in accordance with a November 25, 2003 order from the PUCO, its plan for addressing certain issues identified by the Task Force in its interim report. In particular, the filing addressed upgrades to FENOC's control room computer hardware and software and enhancements to the training of control room operators. The PUCO, in consultation with the North American Electric Reliability Council, will review the plan before determining the next steps in the proceeding. On December 24, 2003, the Federal Energy Regulatory Commission (FERC) ordered FirstEnergy to pay for an independent study of part of Ohio's power grid. The study has commenced and will examine the stability of the grid in critical points in the Cleveland and Akron, Ohio areas; the status of projected power reserves during summer 2004 through 2008; and the need for new transmission lines or other grid projects. The FERC ordered the study to be completed within 120 days. At this time, we do not know how the results of the study will impact FirstEnergy.

          Various legal proceedings have been filed against FirstEnergy in connection with, among other things, the restatements in August 2003, by FirstEnergy and its Ohio utility subsidiaries of previously reported results, the August 14th power outage described above, and the extended outage at the Davis-Besse Nuclear Power Station. Depending upon the particular proceeding, the issues raised include alleged violations of federal securities laws, breaches of fiduciary duties under state law by FirstEnergy directors and officers, and damages as a result of one or more of the noted events. The securities cases have been consolidated into one action pending in federal court in Akron. The derivative actions filed in federal court likewise have been consolidated as a separate matter, also in federal court in Akron. There are also pending derivative actions in state court. FirstEnergy's Ohio utility subsidiaries also were named as respondents in two regulatory proceedings initiated at the Public Utility Commission of Ohio (PUCO) in response to complaints alleging failure to provide reasonable and adequate service stemming primarily from the August 14th power outage. FirstEnergy is vigorously defending these actions, but cannot predict the outcome of any of these proceedings or whether any further regulatory proceedings or legal actions may be instituted against them. In particular, if FirstEnergy were ultimately determined to have legal liability in connection with these proceedings, it could have a material adverse effect on our financial condition and results of operations.

          On September 11, 2003, FirstEnergy received an informal data request from the Securities and Exchange Commission (SEC) asking it to voluntarily provide information and documents related to the restatement of its 2002 annual financial statements. We have responded to the request, but are unable to predict the outcome of this or any of the other pending legal and regulatory proceedings discussed above.

       Changes  in  Commodity   Prices  Could   Decrease   Revenues  from  Power
       FirstEnergy Sells and Increase the Cost of Power We Buy

          While much of FirstEnergy's generation serves customers under retail rates set by regulatory bodies, FirstEnergy also purchases and sells electricity in the competitive wholesale and retail markets. Increases in the costs of fuel for the generation facilities (particularly coal and natural gas) can affect FirstEnergy's profit margins in both competitive and non-competitive markets. Changes in the market prices of electricity, which are affected by changes in fuel costs and other factors, may impact FirstEnergy's financial results and financial position by increasing the amount FirstEnergy pays to purchase power to supply provider of last resort (PLR) obligations in Ohio and Pennsylvania.

          Electricity   and  fuel  prices  may  fluctuate   substantially   over
relatively short periods of time for a variety of reasons, including:

          o   severe or unexpected weather or seasonality;

          o   changes in electricity usage;

          o   illiquidity in wholesale power and other markets;

          o transmission or transportation constraints, inoperability or inefficiencies;

          o   availability of competitively priced alternative energy sources;

          o  changes in supply and demand for energy commodities;

          o   changes in power production capacity;

          o outages at our power production facilities or those of our competitors;

          o changes in production and storage levels of natural gas, lignite, coal, crude oil and refined products;

          o natural disasters, wars, acts of sabotage, terrorist acts, embargoes and other catastrophic events; and

          o federal, state and local energy environmental and other regulation and legislation.

       FirstEnergy's Facilities May Not Operate As Planned, Which May Increase Expenses or Decrease Revenues and Have an Adverse Effect on Financial Performance

          Operation of power plants and distribution facilities involves many risks, including the breakdown or failure of equipment or processes, accidents, labor disputes, and performance below expected levels. In addition, weather-related incidents and other natural disasters can disrupt generation, transmission and distribution delivery systems. Because FirstEnergy's transmission facilities are interconnected with those of third parties, the operation of its facilities may be adversely affected by unexpected or uncontrollable events occurring on the systems of such third parties.

          Operation of FirstEnergy's power plants below expected capacity levels could result in lost revenues or increased expenses, including higher maintenance costs that it may not be able to recover from customers. Unplanned outages may require it to incur significant replacement power costs. Moreover, if it were unable to perform under contractual obligations, penalties or liability for damages may result.

       A Downgrade in Credit Ratings Could Negatively Affect our Ability to Access Capital

          On December 23, 2003, Standard & Poor's (S&P) lowered its corporate credit ratings on FirstEnergy and its regulated utility subsidiaries to "BBB-" from "BBB" and lowered FirstEnergy's senior unsecured debt rating to "BB+" from "BBB-". Except for OE's senior secured issue rating, which was left unchanged, all other subsidiary ratings were lowered one notch as well. The ratings were removed from CreditWatch with negative implications, where they had been placed by S&P on August 18, 2003, and the Ratings Outlook returned to Stable. The rating action followed a revision in S&P's assessment of our consolidated business risk profile to `6' from `5' (`1' equals low risk, `10' equals high risk), with S&P citing operational and management challenges as well as heightened regulatory uncertainty for its revision of our business risk assessment score. S&P's rationale for its revisions in our ratings included uncertainty regarding the timing of the Ohio Rate Plan filing (see Utility Regulation), the pending final report on the August 14th power outage as previously discussed, the outcome of the remedial phase of litigation relating to the Sammis plant (see Environmental Matters), and the extended Davis-Besse outage and the related pending subpoena (see Progress Toward Davis-Besse Restart). S&P further stated that the restart of Davis-Besse and a supportive Ohio Rate Plan extension will be vital positive developments that would aid an upgrade of FirstEnergy's ratings. S&P's reduction of our credit ratings in December 2003 triggered cash and letter-of-credit collateral calls in addition to higher interest rates for some outstanding borrowings.

          On February 6, 2004, Moody's downgraded FirstEnergy senior unsecured debt to Baa3 from Baa2 and downgraded the senior secured debt of JCP&L, Met-Ed and Penelec to Baa1 from A2. Moody's also downgraded the preferred stock rating of JCP&L to Ba1 from Baa2 and the senior unsecured rating of Penelec to Baa2 from A2. The ratings of OE, CEI, TE and Penn were confirmed. Moody's said that the lower ratings were prompted by: "1) high consolidated leverage with significant holding company debt, 2) a degree of regulatory uncertainty in the service territories in which the company operates, 3) risks associated with investigations of the causes of the August 2003 blackout, and related securities litigation, and 4) a narrowing of the ratings range for the FirstEnergy operating utilities, given the degree to which FirstEnergy increasingly manages the utilities as a single system and the significant financial interrelationship among the subsidiaries."

       Risks Related to the Electric Utility Industry

       FirstEnergy is Subject to Complex and Changing Government Regulations that May Require Increased Expense and/or Changes in Business Strategy that Could Have a Negative Impact on our Results of Operations

          FirstEnergy is subject to comprehensive regulation by various federal, state and local regulatory agencies that significantly influences our operating environment. FirstEnergy is required to have numerous permits, approvals and certificates from the agencies that regulate our business. FirstEnergy believes the necessary permits, approvals and certificates have been obtained for our existing operations and that our business is conducted in accordance with applicable laws; however, we are unable to predict the impact on operating results from future regulatory activities of any of these agencies. Changes in or reinterpretations of existing laws or regulations or the imposition of new laws or regulations could require FirstEnergy to incur additional expenses or change the way we run our business, and therefore have an adverse impact on our results of operations.

       Restructuring and Deregulation in the Electric Utility Industry May Result in Increased Competition and Unrecoverable Costs that Could Adversely Affect FirstEnergy's Business and Results of Operations

          As a result of the actions taken by state legislative bodies over the last few years, major changes in the electric utility business have occurred and are continuing to take place in parts of the United States, including Ohio, Pennsylvania and New Jersey. These changes have resulted in fundamental alterations in the way integrated utilities conduct their business.

          Increased competition resulting from restructuring efforts could have a significant adverse financial impact on FirstEnergy and its subsidiaries and consequently on their results of operations. Increased competition could result in increased pressure to lower prices, including the price of electricity. Retail competition and the unbundling of regulated electric service could have a significant adverse financial impact on us due to potential impairment of assets, a loss of retail customers, lower profit margins or increased costs of capital. FirstEnergy cannot predict the extent and timing of entry by additional competitors into the electric markets.

          The FERC and U.S. Congress are also proposing significant changes in the structure and conduct of the electric utility industry. If the restructuring and deregulation efforts result in increased competition or unrecoverable costs, our business and results of operations may be adversely affected. FirstEnergy cannot predict the extent and timing of further efforts to restructure, deregulate or re-regulate FirstEnergy or the industry.

       FirstEnergy is Exposed to Risks of Nuclear Generation, Which Involve Issues and Uncertainties Relating to Health and Safety, Additional Capital Costs, the Adequacy of Insurance Coverage and Nuclear Plant Decommissioning

          FirstEnergy is subject to the risks of nuclear generation, including but not limited to the following:

          o the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;

          o limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with our nuclear operations or those of others in the United States;

          o uncertainties with respect to contingencies and assessment amounts if insurance coverage is inadequate; and

          o uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed operation.

          The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could necessitate substantial capital expenditures at nuclear plants, including ours. Unlike our fossil plants, which have been leased to and operated by FGCO since 2001, new capital costs as well as fuel, operation and maintenance expenses for the nuclear plants continue to be borne by CEI, TE, OE and Penn.

          The Companies' respective interests in nuclear facilities are insured under Nuclear Electric Insurance Limited, or NEIL, policies issued for each plant. Under these policies, up to $2.75 billion is provided for property damage and decontamination and decommissioning costs. We have also obtained approximately $537 million of insurance coverage for replacement power costs for The Companies' respective interests in nuclear facilities. Under these policies, we can be assessed a maximum of approximately $29.1 million for incidents at any covered nuclear facility occurring during a policy year which are in excess of accumulated funds available to the insurer for paying losses.

       FirstEnergy's Operating Results are Affected by Weather Conditions and May Fluctuate on a Seasonal and Quarterly Basis

          Weather conditions directly influence the demand for electric power. In FirstEnergy's service area, demand for power peaks during the hot summer months, with market prices also typically peaking at that time. As a result, overall operating results may fluctuate on a seasonal and quarterly basis. In addition, FirstEnergy has historically sold less power, and consequently received less revenue, when weather conditions are milder. Severe weather, such as tornadoes, hurricanes, storms and droughts, may cause outages and property damage which may require FirstEnergy to incur additional expenses that are generally not insured and that may not be recoverable from customers. The effect of the failure of FirstEnergy's facilities to operate as planned, as described above, would be particularly burdensome during a peak demand period.

       FirstEnergy's   Costs  of   Compliance   with   Environmental   Laws  are
       Significant, and the Cost of Compliance with Future Environmental Laws Could Harm Cash Flow and Profitability

          FirstEnergy's subsidiaries' operations are subject to extensive federal, state and local environmental statutes, rules and regulations. Compliance with these legal requirements requires us to incur significant costs toward environmental monitoring, installation of pollution control equipment, emission fees, maintenance, upgrading, remediation and permitting at all of our facilities. These expenditures have been significant in the past and may increase in the future. If the cost of compliance with existing environmental regulations does increase, it could adversely affect FirstEnergy's business and results of operations, financial position and cash flows. Moreover, changes in environmental laws may materially increase FirstEnergy's costs of compliance or accelerate the timing of capital expenditures. Because of the deregulation of generation, FirstEnergy may not recover through rates additional costs incurred for such compliance. FirstEnergy's compliance strategy, although reasonably based on available information, may not successfully address the relevant standards and interpretations in the future. If FirstEnergy fails to comply with environmental laws and regulations, even if caused by factors beyond its control or new interpretations of longstanding requirements, that failure may result in the assessment of civil or criminal liability and fines.

Utility Regulation

          As a registered public utility holding company, FirstEnergy is subject to regulation by the SEC under the Public Utility Holding Company Act of 1935 (1935 Act). The SEC has determined that the electric facilities of the Companies constitute a single integrated public utility system under the standards of the 1935 Act. The 1935 Act regulates FirstEnergy with respect to accounting, the issuance of securities, the acquisition and sale of utility assets, securities or any other interest in any business, and entering into, and performance of, service, sales and construction contracts among its subsidiaries, and certain other matters. The 1935 Act also limits the extent to which FirstEnergy may engage in nonutility businesses or acquire additional utility businesses. Each of the Companies' retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the state in which each operates
- in Ohio by the PUCO, in New Jersey by the New Jersey Board of Public Utilities (NJBPU) and in Pennsylvania by the Pennsylvania Public Utility Commission
(PPUC). With respect to their wholesale and interstate electric operations and rates, the Companies are subject to regulation, including regulation of their accounting policies and practices, by the FERC. Under Ohio law, municipalities may regulate rates, subject to appeal to the PUCO if not acceptable to the utility.

          In Ohio, New Jersey and Pennsylvania, laws applicable to electric industry deregulation included similar provisions which are reflected in the Companies' respective state regulatory plans:

          o allowing the Companies' electric customers to select their generation suppliers;

          o establishing PLR obligations to customers in the Companies' service areas;

          o allowing recovery of transition costs (sometimes referred to as stranded investment);

          o itemizing (unbundling) the price of electricity into its component elements - including generation, transmission, distribution and transition costs recovery charges;

          o  deregulating the Companies' electric generation businesses;

          o continuing regulation of the Companies' transmission and distribution systems; and

          o requiring corporate separation of regulated and unregulated business activities.

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

          Also as part of the settlement agreement, the Ohio Companies give preferred access over its subsidiaries to nonaffiliated marketers, brokers and aggregators to 1,120 megawatts (MW) of generation capacity through 2005 at established prices for sales to the Ohio Companies' retail customers. Customer prices are frozen through the five-year market development period, which runs through the end of 2005, except for certain limited statutory exceptions, including the 5% reduction referred to above. In February 2003, the Ohio Companies were authorized increases in annual revenues aggregating approximately $50 million (OE-$41 million, CEI-$4 million and TE-$5 million) to recover their higher tax costs resulting from the Ohio deregulation legislation.

          The Ohio Companies' customers choosing alternative suppliers receive an additional incentive applied to the shopping credit (generation component) of 45% for residential customers, 30% for commercial customers and 15% for industrial customers. The amount of the incentive is deferred for future recovery from customers. Subject to approval by the PUCO, recovery will be accomplished by extending the respective transition cost recovery period.

          On October 21, 2003, the Ohio Companies filed an application with the PUCO to establish generation service rates beginning January 1, 2006, in response to expressed concerns by the PUCO about price and supply uncertainty following the end of the market development period. The filing included two options:

          o A competitive auction, which would establish a price for generation that customers would be charged during the period covered by the auction, or

          o A Rate Stabilization Plan, which would extend current generation prices through 2008, ensuring adequate supply and continuing our support of energy efficiency and economic development efforts.

          Under the first option, an auction would be conducted to secure generation service for the Ohio Companies' customers. Beginning in 2006, customers would pay market prices for generation as determined by the auction.

          Under the Rate Stabilization Plan option, customers would have price and supply stability through 2008 - three years beyond the end of the market development period - as well as the benefits of a competitive market. Customer benefits would include: customer savings by extending the current five percent discount on generation costs and other customer credits; maintaining current distribution base rates through 2007; market-based auctions that may be conducted annually to ensure that customers pay the lowest available prices; extension of the Ohio Companies' support of energy-efficiency programs and the potential for continuing the program to give preferred access to nonaffiliated entities to generation capacity if shopping drops below 20%. Under the proposed plan, FirstEnergy is requesting:

          o Extension of the transition cost amortization period for OE from 2006 to 2007; for CEI from 2008 to mid-2009 and for TE from mid-2007 to mid-2008;

          o Deferral of interest costs on the accumulated shopping incentives and other cost deferrals as new regulatory assets; and

          o Ability to initiate a request to increase generation rates under certain limited conditions.

          On January 7, 2004, the PUCO staff filed testimony on the proposed rate plan generally supporting the Rate Stabilization Plan as opposed to the competitive auction proposal. Hearings began on February 11, 2004 and were completed on March 1, 2004. On February 23 2004, after consideration of PUCO Staff comments and testimony as well as those provided by some of the intervening parties, FirstEnergy made certain modifications to the Rate Stabilization Plan. A decision is expected from the PUCO in the Spring of 2004.

       NJBPU Rate Matters

          JCP&L's 2001 Final Decision and Order (Final Order) with respect to its rate unbundling, stranded cost and restructuring filings confirmed rate reductions set forth in its 1999 Summary Order, which had been in effect at increasing levels through July 2003. The Final Order also confirmed the establishment of a non-bypassable societal benefits charge (SBC) to recover costs which include nuclear plant decommissioning and manufactured gas plant remediation, as well as a non-bypassable market transition charge (MTC) primarily to recover stranded costs. The NJBPU has deferred making a final determination of the net proceeds and stranded costs related to prior generating asset divestitures until JCP&L's request for an Internal Revenue Service (IRS) ruling regarding the treatment of associated federal income tax benefits is acted upon. Should the IRS ruling support the return of the tax benefits to customers, there would be no effect on FirstEnergy's or JCP&L's net income since the contingency existed prior to the merger.

          In addition, the Final Order provided for the ability to securitize stranded costs associated with the divested Oyster Creek Nuclear Generating
Station. Under NJBPU authorization in 2002, JCP&L issued through its wholly owned subsidiary, JCP&L Transition Funding LLC, $320 million of transition bonds (recognized on the Consolidated Balance Sheet) which securitized the recovery of these costs and which provided for a usage-based non-bypassable transition bond charge (TBC) and for the transfer of the bondable transition property to another entity.

          Prior to August 1, 2003, JCP&L's PLR obligation to provide basic generation service (BGS) to non-shopping customers was supplied almost entirely from contracted and open market purchases. JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers and costs incurred under nonutility generation (NUG) agreements exceed amounts collected through BGS and MTC rates. As of December 31, 2003, the accumulated deferred cost balance totaled approximately $440 million, after the charge discussed below. The NJBPU also allowed securitization of JCP&L's deferred balance to the extent permitted by law upon application by JCP&L and a determination by the NJBPU that the conditions of the New Jersey restructuring legislation are met. There can be no assurance as to the extent, if any, that the NJBPU will permit such securitization.

          Under New Jersey transition legislation, all electric distribution companies were required to file rate cases to determine the level of unbundled rate components to become effective August 1, 2003. JCP&L's two August 2002 rate filings requested increases in base electric rates of approximately $98 million annually and requested the recovery of deferred costs that exceeded amounts being recovered under the current MTC and SBC rates; one proposed method of recovery of these costs is the securitization of the deferred balance. This securitization methodology is similar to the Oyster Creek securitization discussed above. On July 25, 2003, the NJBPU announced its JCP&L base electric rate proceeding decision, which reduced JCP&L's annual revenues by approximately $62 million effective August 1, 2003. The NJBPU decision also provided for an interim return on equity of 9.5 percent on JCP&L's rate base for 6 to 12 months. During that period, JCP&L will initiate another proceeding to request recovery of additional costs incurred to enhance system reliability. In that proceeding, the NJBPU could increase the return on equity to 9.75 percent or decrease it to
9.25 percent, depending on its assessment of the reliability of JCP&L's service. Any reduction would be retroactive to August 1, 2003. The net revenue decrease from the NJBPU's decision consists of a $223 million decrease in the electricity delivery charge, a $111 million increase due to the August 1, 2003 expiration of annual customer credits previously mandated by the New Jersey transition legislation, a $49 million increase in the MTC tariff component, and a net $1 million increase in the SBC charge. The MTC allows for the recovery of $465 million in deferred energy costs over the next ten years on an interim basis, thus disallowing $153 million of the $618 million provided for in a preliminary settlement agreement between certain parties. As a result, JCP&L recorded charges to net income for the year ended December 31, 2003, aggregating $185 million ($109 million net of tax) consisting of the $153 million of disallowed deferred energy costs and other regulatory assets. JCP&L filed a motion for rehearing and reconsideration with the NJBPU on August 15, 2003 with respect to the following issues: (1) the disallowance of the $153 million deferred energy costs; (2) the reduced rate of return on equity; and (3) $42.7 million of disallowed costs to achieve merger savings. On October 10, 2003, the NJBPU held the motion in abeyance until the final NJBPU decision and order which is expected to be issued in the first quarter of 2004.

          JCP&L's BGS obligation for the twelve month period beginning August 1, 2003 was auctioned in February 2003. The auction covered a fixed price bid (applicable to all residential and smaller commercial and industrial customers) and an hourly price bid (applicable to all large industrial customers) process. JCP&L sells all self-supplied energy (NUGs and owned generation) to the wholesale market with offsetting credits to its deferred energy balances. The BGS auction for the subsequent period was completed in February 2004. The NJBPU adjusted the generation component of JCP&L's retail rates on August 1, 2003 to reflect the results of the BGS auction.

          On July 5, 2003, JCP&L experienced a series of 34.5 kilo-volt sub-transmission line faults that resulted in outages on the New Jersey shore. The NJBPU instituted an investigation into these outages, and directed that a Special Reliability Master be hired to oversee the investigation. On December 8, 2003, the Special Reliability Master issued his Interim Report recommending that JCP&L implement a series of actions to improve reliability in the area affected by the outages. The NJBPU adopted the findings and recommendations of the Interim Report on December 17, 2003, and ordered JCP&L to implement the recommended actions on a staggered basis, with initial actions to be completed by March 31, 2004. JCP&L expects to spend $12.5 million implementing these actions during 2004.

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

          In June 2001, the PPUC approved the Settlement Stipulation with all of the major parties in the combined merger and rate proceedings which approved the merger and provided PLR deferred accounting treatment for energy costs, permitting Met-Ed and Penelec to defer, for future recovery, energy costs in excess of amounts reflected in their capped generation rates retroactive to January 1, 2001. This PLR deferral accounting procedure was later denied in a February 2002 Commonwealth Court of Pennsylvania decision. The court decision also affirmed the PPUC decision regarding the merger, remanding the decision to the PPUC only with respect to the issue of merger savings. FirstEnergy established reserves in 2002 for Met-Ed's and Penelec's PLR deferred energy costs which aggregated $287.1 million, reflecting the potential adverse impact of the then pending Pennsylvania Supreme Court decision whether to review the Commonwealth Court decision.

          On April 2, 2003, the PPUC remanded the issue relating to merger savings to the Office of Administrative Law for hearings, directed Met-Ed and Penelec to file a position paper on the effect of the Commonwealth Court order on the Settlement Stipulation and allowed other parties to file responses to the position paper. Met-Ed and Penelec filed a letter with the Administrative Law Judge (ALJ) on June 11, 2003, voiding the Stipulation in its entirety and reinstating Met-Ed's and Penelec's restructuring settlement previously approved by the PPUC.

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

          On October 8, 2003, Met-Ed and Penelec filed a petition for clarification relating to the October 2, 2003 order on two issues: to establish June 30, 2004 as the date to fully refund the NUG trust fund and to clarify that the ordered accounting treatment regarding the CTC rate/shopping credit swap should follow the ratemaking, and that the PPUC's findings would not impair their rights to recover all of their stranded costs. On October 9, 2003, ARIPPA (an intervenor in the proceedings) petitioned the PPUC to direct Met-Ed and Penelec to reinstate accounting for the CTC rate/shopping credit swap retroactive to January 1, 2002. Several other parties also filed petitions. On October 16, 2003, the PPUC issued a reconsideration order granting the date requested by Met-Ed and Penelec for the NUG trust fund refund, denying Met-Ed's and Penelec's other clarification requests and granting ARIPPA's petition with respect to the accounting treatment of the changes to the CTC rate/shopping credit swap. On October 22, 2003, Met-Ed and Penelec filed an Objection with the Commonwealth Court asking that the Court reverse the PPUC's finding that requires Met-Ed and Penelec to treat the stipulated CTC rates that were in effect from January 1, 2002 on a retroactive basis. Met-Ed and Penelec are considering filing an appeal to the Commonwealth Court on the PPUC orders as well.

          On October 27, 2003, a Commonwealth Court judge issued an Order denying Met-Ed's and Penelec's objection without explanation. Due to the vagueness of the Order, Met-Ed and Penelec, on October 31, 2003, filed an Application for Clarification with the judge. Concurrent with this filing, Met-Ed and Penelec, in order to preserve their rights, also filed with the Commonwealth Court both a Petition for Review of the PPUC's October 16 and October 22 Orders, and an application for reargument, if the judge, in his clarification order, indicates that Met-Ed's and Penelec's objection was intended to be denied on the merits. In addition to these findings, Met-Ed and Penelec, in compliance with the PPUC's Orders, filed revised PPUC quarterly reports for the twelve months ended December 31, 2001 and 2002, and for the first two quarters of 2003, reflecting balances consistent with the PPUC's findings in their Orders.

          Effective September 1, 2002, Met-Ed and Penelec assigned their PLR responsibility to their FES affiliate through a wholesale power sale agreement. The PLR sale will be automatically extended for each successive calendar year unless any party elects to cancel the agreement by November 1 of the preceding year. Under the terms of the wholesale agreement, FES assumed the supply obligation and the supply profit and loss risk, for the portion of power supply requirements not self-supplied by Met-Ed and Penelec under their NUG contracts and other power contracts with nonaffiliated third party suppliers. This arrangement reduces Met-Ed's and Penelec's exposure to high wholesale power prices by providing power at a fixed price for their uncommitted PLR energy costs during the term of the agreement with FES. FES has hedged most of Met-Ed's and Penelec's unfilled PLR on-peak obligation through 2004 and a portion of 2005, the period during which deferred accounting was previously allowed under the PPUC's order. Met-Ed and Penelec are authorized to continue deferring differences between NUG contract costs and current market prices.

          In late 2003, the PPUC issued a Tentative Order implementing new reliability benchmarks and standards. In connection therewith, the PPUC commenced a rulemaking procedure to amend the Electric Service Reliability Regulations to implement these new benchmarks, and create additional reporting on reliability. Although neither the Tentative Order nor the Reliability Rulemaking has been finalized, the PPUC ordered all Pennsylvania utilities to begin filing quarterly reports on November 1, 2003. The comment period for both the Tentative Order and the Proposed Rulemaking Order has closed. Met-Ed, Penelec and Penn are currently awaiting the PPUC to issue a final order in both matters. The order will determine (1) the standards and benchmarks to be utilized, and (2) the details required in the quarterly and annual reports. It is expected that these Orders will be finalized in March of 2004.

          On January 16, 2004, the PPUC initiated a formal investigation of Met-Ed's, Penelec's and Penn's levels of compliance with the Public Utility Code and the PPUC's regulations and orders with regard to reliable electric service. Hearings will be held in August in this investigation, and the ALJ has been directed to issue a Recommended Decision by September 30, 2004, in order to allow the PPUC time to issue a Final Order before December 16, 2004. FirstEnergy is unable to predict the outcome of the investigation or the impact of the PPUC order.

       FERC Rate Matters

          The Companies provide wholesale power and transmission service subject to the jurisdiction of the FERC.

          Following the FirstEnergy/GPU merger, the transmission facilities of JCP&L, Met-Ed and Penelec continue to be operated by PJM. PJM was approved by the FERC as a regional transmission organization (RTO) on December 20, 2002.
Transmission service over the facilities of FirstEnergy's PJM operating companies is provided under the PJM Open Access Transmission Tariff.

          ATSI transferred operational control of its transmission facilities in the East Central Area Reliability Agreement (ECAR) area to the MISO RTO as part of GridAmerica, LLC, an independent transmission company. This transfer of control became effective on October 1, 2003. Transmission service over the facilities of ATSI is now provided under the MISO Open Access Transmission Tariff. A settlement of all rate matters related to ATSI's integration into MISO was filed with FERC on December 18, 2003 and is waiting decision by FERC.

          PJM and MISO were ordered by the FERC to develop a common market between the regions by October 31, 2004. The FERC also initiated a Section 206 investigation into the reasonableness of the "through-and-out" transmission rates charged by PJM and MISO. On November 17, 2003, the FERC issued orders directing MISO, PJM, and certain unaffiliated transmission owners in the Midwest to eliminate their transmission rates for point-to-point service effective April 1, 2004. A settlement judge has been appointed by the FERC to resolve compliance filings by the affected transmission providers. As part of the settlement process, the FERC extended the date for elimination of through-and-out rates until May 1, 2004. AEP, Commonwealth Edison, and other transmission owning utilities have appealed the FERC's November 17, 2003 orders to the federal court of appeals for the District of Columbia.

       Regulatory Accounting

          All of the Companies' regulatory assets (deferred costs) are expected to continue to be recovered under provisions of the Ohio transition plan and the respective Pennsylvania and New Jersey regulatory plans. The application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation", has been discontinued with respect to the Companies' generation operations.

Capital Requirements

          Capital expenditures for the Companies, FES and FirstEnergy's other subsidiaries for the years 2004 through 2006 excluding nuclear fuel, are shown in the following table. Such costs include expenditures for the betterment of existing facilities and for the construction of generating capacity, facilities for environmental compliance, transmission lines, distribution lines, substations and other assets.

                                             Capital Expenditures Forecast
                                  2003      ------------------------------
                                 Actual     2004     2005-2006       Total
                                 ------     ----     ---------       -----
                                                (In millions)
       OE..................      $  87      $110      $   185       $  295
       Penn................         46        64           79          143
       CEI.................        114        92          183          275
       TE..................         71        50           91          141
       JCP&L...............        125       146          300          446
       Met-Ed..............         44        55          113          168
       Penelec.............         46        66          132          198
       ATSI................         18        23           43           66
       FES.................        141        69          374          443
       Other subsidiaries..        100        38           87          125
                                 -----      ----      -------       ------
       Total...............      $ 792      $713      $ 1,587       $2,300

          Amounts shown above for 2004 and 2005-2006 include $45 million and $120 million, respectively, for the replacement of steam generators at the Beaver Valley Nuclear Power Plant.

           During the 2004-2006 period, maturities of, and sinking fund requirements for, long-term debt and preferred stock of FirstEnergy and its subsidiaries are:
                                      Preferred Stock and Long-Term Debt
                                              Redemption Schedule
                                      ----------------------------------
                                      2004        2005-2006        Total
                                      ----        ---------        -----
                                                 (In millions)

       OE........................   $   60         $  180         $  240
       Penn......................       64              4             68
       CEI*......................      289              2            291
       TE........................      230             --            230
       JCP&L.....................      176            275            451
       Met-Ed....................       40            181            221
       Penelec...................      125              8            133
       FirstEnergy...............      270          1,300          1,570
       Other subsidiaries........        4             18             22
                                    ------         ------         ------
       Total.....................   $1,258         $1,968         $3,226

        * CEI has an additional $22 million due to associated companies in 2005-2006.

           The Companies' and FES's respective investments for additional nuclear fuel, and nuclear fuel investment reductions as the fuel is consumed, during the 2004-2006 period are presented in the following table. The table also displays the Companies' operating lease commitments, net of capital trust cash receipts for the 2004-2006 period.


                                        Nuclear Fuel Forecasts
                          ----------------------------------------------------                 Net
                              New Investments              Consumption              Operating Lease Commitments
                          -----------------------    -------------------------      -----------------------------
                          2004  2005-2006   Total    2004    2005-2006   Total      2004      2005-2006     Total
                          ----  ---------   -----    ----    ---------   -----      ----      ---------     -----
                                                            (In millions)

OE..................      $28       $20       $48      $25      $25       $50       $ 80        $163        $243
Penn................       20        14        34       17       18        35         --          --          --
CEI.................       29        32        61       30       30        60         27          33          60
TE..................       13        29        42       21       21        42         73         161         234
JCP&L...............       --        --        --       --       --        --          1           3           4
Met-Ed..............       --        --        --       --       --        --          1           3           4
FES.................       --       138       138       --       98        98         --          --          --
                       ------     -----     -----    -----    -----     -----   --------     -------     -------
Total...............      $90      $233      $323      $93     $192      $285       $182        $363        $545


          Short-term borrowings outstanding as of December 31, 2003, consisted of $372 million of bank borrowings (FirstEnergy-$280 million, OE-$22 million and TE-$70 million), and $150 million of OES Capital, Incorporated commercial paper. OES Capital is a wholly owned subsidiary of OE whose borrowings are secured by customer accounts receivable. OES Capital can borrow up to $170 million under a receivables financing agreement at rates based on certain bank commercial paper. FirstEnergy had $516 million available under $1.25 billion of revolving lines of credit as of December 31, 2003. FirstEnergy may borrow under its facility and could transfer any of its borrowings to affiliated companies. OE had $477 million of unused bank facilities as of December 31, 2003. An additional source of ongoing cash for FirstEnergy, as a holding company, is cash dividends from its subsidiaries. In 2003, the holding company received $864 million of cash dividends on common stock from its subsidiaries.

           Based on their present plans, the Companies could provide for their cash requirements in 2004 from the following sources: funds to be received from operations; available cash and temporary cash investments as of December 31, 2003 (Company's nonutility subsidiaries-$85 million, OE-$2 million, CEI-$25 million, TE-$2 million); the issuance of long-term debt (for refunding purposes); and funds available under revolving credit arrangements. Cash and cash equivalents as of December 31, 2003 included $32 million received in December 2003 which was included in the NRG settlement claim sold in January 2004.
          The extent and type of future financings will depend on the need for external funds as well as market conditions, the maintenance of an appropriate capital structure and the ability of the Companies to comply with coverage requirements in order to issue first mortgage bonds and preferred stock. The Companies will continue to monitor financial market conditions and, where appropriate, may take advantage of economic opportunities to refund debt and preferred stock to the extent that their financial resources permit.

          The coverage requirements contained in the first mortgage indentures under which the Companies issue first mortgage bonds provide that, except for certain refunding purposes, the Companies may not issue first mortgage bonds unless applicable net earnings (before income taxes), calculated as provided in the indentures, for any period of twelve consecutive months within the fifteen calendar months preceding the month in which such additional bonds are issued, are at least twice annual interest requirements on outstanding first mortgage bonds, including those being issued. Under OE's first mortgage indenture, the availability of property additions is more restrictive than the earnings test at the present time and would limit the amount of first mortgage bonds issuable against property additions to $238 million. OE is currently able to issue approximately $1.4 billion principal amount of first mortgage bonds against previously retired bonds without the need to meet the above restrictions. Under Penn's first mortgage indenture, other requirements also apply and are more restrictive than the earnings test at the present time. Penn is currently able to issue $451 million principal amount of first mortgage bonds, with up to $237 million of such amount issuable against property additions; the remainder could be issued against previously retired bonds. CEI can issue approximately $1.1 billion principal amount of first mortgage bonds against a combination of previously retired bonds and property additions. TE cannot currently issue first mortgage bonds. JCP&L, Met-Ed and Penelec are able to issue $126 million, $189 million and $23 million principal amount, respectively, of first mortgage bonds.

          OE's, Penn's, TE's and JCP&L's respective articles of incorporation prohibit the sale of preferred stock unless applicable gross income, calculated as provided in the articles of incorporation, is equal to at least 1-1/2 times the aggregate of the annual interest requirements on indebtedness and annual dividend requirements on preferred stock outstanding immediately thereafter. Based upon earnings for 2003 an assumed dividend rate of 7.38% (OE and Penn) and 7.25% (JCP&L), and no additional indebtedness, OE, Penn and JCP&L would be permitted, under the earnings coverage test contained in their respective charters, to issue at least $2.4 billion, $244 million and $189 million of preferred stock, respectively; TE cannot currently issue preferred stock. There are no restrictions on the ability of CEI, Met-Ed and Penelec to issue preferred stock.

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

       Met-Ed Capital Trust and Penelec Capital Trust

          In 1999, Met-Ed Capital Trust, a wholly owned subsidiary of Met-Ed, issued $100 million of trust preferred securities (Met-Ed Trust Preferred Securities) at 7.35%, due 2039. The sole assets of Met-Ed Capital Trust are the 7.35% Cumulative Preferred Securities of Met-Ed Capital II, L.P. (Met-Ed Partnership Preferred Securities) and its only revenues are the quarterly cash distributions it receives on the Met-Ed Partnership Preferred Securities. Each Met-Ed Trust Preferred Security represents a Met-Ed Partnership Preferred Security. Met-Ed Capital II, L.P. is a wholly-owned subsidiary of Met-Ed and the sponsor of Met-Ed Capital Trust. The sole assets of Met-Ed Capital II, L.P. are Met-Ed's 7.35% Subordinated Debentures, Series A, due 2039, which have an aggregate principal amount of $103.1 million. Distributions were made on the Trust Preferred Securities during 2003 in the aggregate amount of $7,350,000. Expenses of Met-Ed Trust for 2003 were approximately $5,000, all of which were paid by Met-Ed Preferred Capital II, Inc., the general partner of Met-Ed Capital II, L.P. The Trust Preferred Securities are issued in book-entry form only so that there is only one holder of record. Met-Ed has fully and unconditionally guaranteed the Met-Ed Partnership Preferred Securities, and, therefore, the Met-Ed Trust Preferred Securities.

          In 1999, Penelec Capital Trust, a wholly owned subsidiary of Penelec, issued $100 million of trust preferred securities (Penelec Trust Preferred Securities) at 7.34%, due 2039. The sole assets of Penelec Capital Trust are the

7.34% Cumulative Preferred Securities of Penelec Capital II, L.P. (Penelec Partnership Preferred Securities) and its only revenues are the quarterly cash distributions it receives on the Penelec Partnership Preferred Securities. Each Penelec Trust Preferred Security represents a Penelec Partnership Preferred Security. Penelec Capital II, L.P. is a wholly-owned subsidiary of Penelec and the sponsor of Penelec Capital Trust. The sole assets of Penelec Capital II, L.P. are Penelec's 7.34% Subordinated Debentures, Series A, due 2039, which have an aggregate principal amount of $103.1 million. Distributions were made on the Trust Preferred Securities during 2003 in the aggregate amount of $7,340,000. Expenses of Penelec Trust for 2003 were approximately $5,000, all of which were paid by Penelec Preferred Capital II, Inc., the general partner of Penelec Capital II, L.P. The Trust Preferred Securities are issued in book-entry form only so that there is only one holder of record. Penelec has fully and unconditionally guaranteed the Penelec Partnership Preferred Securities, and, therefore, the Penelec Trust Preferred Securities.

          Upon adoption of FIN 46R, "Consolidation of Variable Interest Entities", the limited partnerships and statutory business trusts discussed above are not consolidated on the financial statements of FirstEnergy, CEI, Met-Ed and Penelec as of December 31, 2003.

Nuclear Regulation

          The construction, operation and decommissioning of nuclear generating units are subject to the regulatory jurisdiction of the Nuclear Regulatory Commission (NRC) including the issuance by it of construction permits, operating licenses, and possession only licenses for decommissioning reactors. The NRC's procedures with respect to the amendment of nuclear reactor operating licenses afford opportunities for interested parties to request adjudicatory hearings on health, safety and environmental issues subject to meeting NRC "standing" requirements. The NRC may require substantial changes in operation or the installation of additional equipment to meet safety or environmental standards, subject to the backfit rule requiring the NRC to justify such new requirements as necessary for the overall protection of public health and safety. The possibility also exists for modification, denial or revocation of licenses. As a result of the merger with GPU, FirstEnergy now owns the Three Mile Island Unit 2 (TMI-2) and the Saxton Nuclear Experimental Facility. Both facilities are in various stages of decommissioning. TMI-2 is in a post-defueling monitored storage condition, with decommissioning planned in 2014. Saxton is in the final stages of decommissioning, with license termination scheduled for the fourth quarter of 2004 and its final site restoration is scheduled for the end of 2004. Beaver Valley Unit 1 was placed in commercial operation in 1976, and its operating license expires in 2016. Davis-Besse was placed in commercial operation in 1977, and its operating license expires in 2017. Perry Unit 1 and Beaver Valley Unit 2 were placed in commercial operation in 1987, and their operating licenses expire in 2026 and 2027, respectively.

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

          In response to the reactor vessel head degradation, FENOC initiated a number of root cause analyses and other assessments, and established a Return to Service Plan to correct the causes and ensure a safe and reliable return to service. The Return to Service Plan included actions to: replace the reactor vessel head, inspect and correct other components in the containment that may have been affected by boric acid, review important systems and programs to ensure their readiness for restart, and improve management and human performance. FENOC has completed all of the actions under the Return to Service Plan and is currently implementing corrective actions and performing assessments for operations issues identified in the late 2003 and early 2004.

          On March 8, 2004, FENOC received NRC authorization to restart Davis-Besse. FENOC formally requested startup authorization at the February 12, 2004, NRC 0350 panel meeting in Port Clinton, Ohio. The plant will be restarted in a deliberate and controlled manner, with reactor operators incrementally increasing reactor power, stopping at the 50-percent and 100-percent power levels to test equipment and assess operational performance. Also, post-restart assessments will be conducted two weeks and one month after the plant reaches 100-percent power. Operators expect to reach full power by mid-March.

          The NRC granted restart authorization in an order containing several commitments for Davis-Besse. Those requirements include ongoing independent assessments of the site's operational performance, safety culture and safety conscious work environment, and corrective action and engineering programs for five years, as well as visual inspection of the reactor head and lower vessel during the plant's mid-cycle outage, slated in about one year.

          In 2002, FENOC spent approximately $115 million in additional nuclear-related operation and maintenance costs, approximately $120 million in replacement power costs and approximately $63 million in capital expenditures related to the reactor head and restart. In 2003, FENOC spent approximately $93 million in additional nuclear-related operation and maintenance costs, approximately $196 million in replacement power costs and approximately $21 million in capital expenditures related to the reactor head and restart. For 2004, FENOC expects to spend approximately $10 million in additional nuclear-related operation and maintenance costs and approximately $15-20 million in replacement power costs per month during the remaining period of the outage.

          FENOC recently received a subpoena from a grand jury sitting in the United States District Court for the Northern District of Ohio, Eastern Division requesting the production of certain documents and records relating to the inspection and maintenance of the reactor vessel head at the Davis-Besse plant. We are unable to predict the outcome of this investigation. In addition, FENOC remains subject to possible civil enforcement action by the NRC in connection with the events leading to the Davis Besse outage. If it were ultimately determined that FirstEnergy has legal liability or is otherwise made subject to regulatory or civil enforcement action with respect to the Davis-Besse outage, it could have a material adverse effect on FirstEnergy's financial condition and results of operations.

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

Nuclear Insurance

          The Price-Anderson Act limits the public liability which can be assessed with respect to a nuclear power plant to $10.9 billion (assuming 105 units licensed to operate) for a single nuclear incident, which amount is covered by: (i) private insurance amounting to $300 million; and (ii) $10.6 billion provided by an industry retrospective rating plan required by the NRC pursuant thereto. Under such retrospective rating plan, in the event of a nuclear incident at any unit in the United States resulting in losses in excess of private insurance, up to $100.6 million (but not more than $10 million per unit per year in the event of more than one incident) must be contributed for each nuclear unit licensed to operate in the country by the licensees thereof to cover liabilities arising out of the incident. Based on their present nuclear ownership and leasehold interests, the Companies' maximum potential assessment under these provisions would be $402.4 million (OE-$107.5 million, Penn-$84.5 million, CEI-$121.4 million and TE-$89.0 million) per incident but not more than $40.0 million (OE-$10.7 million, Penn-$8.4 million, CEI-$12.1 million and TE-$8.8 million) in any one year for each incident.

          In addition to the public liability insurance provided pursuant to the Price-Anderson Act, the Companies have also obtained insurance coverage in limited amounts for economic loss and property damage arising out of nuclear incidents. The Companies are members of NEIL which provides coverage (NEIL I) for the extra expense of replacement power incurred due to prolonged accidental outages of nuclear units. Under NEIL I, the Companies have policies, renewable yearly, corresponding to their respective nuclear interests, which provide an aggregate indemnity of up to approximately $1.182 billion (OE-$315 million, Penn-$222 million, CEI-$382 million and TE-$263 million) for replacement power costs incurred during an outage after an initial 12-week waiting period. Members of NEIL I pay annual premiums and are subject to assessments if losses exceed the accumulated funds available to the insurer. The Companies' present maximum aggregate assessment for incidents at any covered nuclear facility occurring during a policy year would be approximately $8.6 million (OE-$2.3 million, Penn-$1.6 million, CEI-$2.8 million and TE-$1.9 million).

          The Companies are insured as to their respective nuclear interests under property damage insurance provided by NEIL to the operating company for each plant. Under these arrangements, $2.75 billion of coverage for decontamination costs, decommissioning costs, debris removal and repair and/or replacement of property is provided. The Companies pay annual premiums for this coverage and are liable for retrospective assessments of up to approximately $55.5 million (OE-$14.9 million, Penn-$10.2 million, CEI-$17.7 million, TE-$12.0 million, JCP&L-$0.2 million, Met-Ed-$0.3 million and Penelec-$0.2 million) during a policy year.

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

Environmental Matters

          Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. The effects of compliance on the Companies with regard to environmental matters could have a material adverse effect on FirstEnergy's earnings and competitive position. These environmental regulations affect FirstEnergy's earnings and competitive position to the extent that its subsidiaries compete with companies that are not subject to such regulations and therefore do not bear the risk of costs associated with compliance, or failure to comply, with such regulations. Overall, FirstEnergy believes its subsidiaries are in material compliance with existing regulations but is unable to predict future change in regulatory policies and what, if any, the effects of such change would be. FirstEnergy estimates additional capital expenditures for environmental compliance of approximately $91 million for 2004 through 2006, which is included in the $2.3 billion of forecasted capital expenditures for 2004 through 2006. Additional estimated capital expenditures of $481 million relating to proposed environmental laws could be required after 2006.

       Clean Air Act Compliance

          FirstEnergy  is required to meet  federally  approved  sulfur  dioxide
(SO2) regulations. Violations of such regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $31,500 for each day the unit is in violation. The Environmental Protection Agency (EPA) has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. The Companies cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

          FirstEnergy is complying with SO2 reduction requirements under the Clean Air Act Amendments of 1990 by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or using emission allowances. NOx reductions required by the 1990 Amendments are being achieved through combustion controls and the generation of more electricity at lower-emitting plants. In September 1998, the EPA finalized regulations requiring additional NOx reductions from the Companies' Ohio and Pennsylvania facilities. The EPA's NOx Transport Rule imposes uniform reductions of NOx emissions (an approximate 85% reduction in utility plant NOx emissions from projected 2007 emissions) across a region of nineteen states (including Michigan, New Jersey, Ohio and Pennsylvania) and the District of Columbia based on a conclusion that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. State Implementation Plans (SIP) must comply by May 31, 2004 with individual state NOx budgets established by the EPA. New Jersey and Pennsylvania submitted a SIP that required compliance with the NOx budgets at the Companies' New Jersey and Pennsylvania facilities by May 1, 2003. The Companies' New Jersey and Pennsylvania facilities complied with the NOx budgets in 2003 and all facilities will comply with the NOx budgets in 2004 and thereafter. Michigan and Ohio submitted a SIP that requires compliance with the NOx budgets at the Companies' Michigan and Ohio facilities by May 31, 2004.

       National Ambient Air Quality Standards

          In July 1997, the EPA promulgated changes in the National Ambient Air Quality Standard (NAAQS) for ozone and proposed a new NAAQS for fine particulate matter. On December 17, 2003, the EPA proposed the "Interstate Air Quality Rule" covering a total of 29 states (including New Jersey, Ohio and Pennsylvania) and the District of Columbia based on proposed findings that air pollution emissions from 29 eastern states and the District of Columbia significantly contribute to nonattainment of the NAAQS for fine particles and/or the "8-hour" ozone NAAQS in other states. The EPA has proposed the Interstate Air Quality Rule to "cap-and-trade" NOx and SO2 emissions in two phases (Phase I in 2010 and Phase II in 2015). According to the EPA, SO2 emissions would be reduced by approximately 3.6 million tons in 2010, across states covered by the rule, with reductions ultimately reaching more than 5.5 million tons annually. NOx emission reductions would measure about 1.5 million tons in 2010 and 1.8 million tons in 2015. The future cost of compliance with these proposed regulations may be substantial and will depend on whether and how they are ultimately implemented by the states in which the Companies operate affected facilities.

       Mercury Emissions

          In December 2000, the EPA announced it would proceed with the development of regulations regarding hazardous air pollutants from electric power plants, identifying mercury as the hazardous air pollutant of greatest concern. On December 15, 2003, the EPA proposed two different approaches to reduce mercury emissions from coal-fired power plants. The first approach would require plants to install controls known as "maximum achievable control technologies" (MACT) based on the type of coal burned. According to the EPA, if implemented, the MACT proposal would reduce nationwide mercury emissions from coal-fired power plants by fourteen tons to approximately thirty-four tons per year. The second approach proposes a cap-and-trade program that would reduce mercury emissions in two distinct phases. Initially, mercury emissions would be reduced by 2010 as a "co-benefits" from implementation of SO2 and NOx emission caps under the EPA's proposed Interstate Air Quality Rule. Phase II of the mercury cap-and-trade program would be implemented in 2018 to cap nationwide mercury emissions from coal-fired power plants at fifteen tons per year. The EPA has agreed to choose between these two options and issue a final rule by December 15, 2004. The future cost of compliance with these regulations may be substantial.

       W. H. Sammis Plant

          In 1999 and 2000, the EPA issued Notices of Violation (NOV) or a Compliance Order to nine utilities covering 44 power plants, including the W. H. Sammis Plant. In addition, the U.S. Department of Justice filed eight civil complaints against various investor-owned utilities, which included a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio. The NOV and complaint allege violations of the Clean Air Act based on operation and maintenance of the W. H. Sammis Plant dating back to 1984. The complaint requests permanent injunctive relief to require the installation of "best available control technology" and civil penalties of up to $27,500 per day of violation. On August 7, 2003, the United States District Court for the Southern District of Ohio ruled that 11 projects undertaken at the W. H. Sammis Plant between 1984 and 1998 required pre-construction permits under the Clean Air Act. The ruling concludes the liability phase of the case, which deals with applicability of Prevention of Significant Deterioration provisions of the Clean Air Act. The remedy phase, which is currently scheduled to be ready for trial beginning July 19, 2004, will address civil penalties and what, if any, actions should be taken to further reduce emissions at the plant. In the ruling, the Court indicated that the remedies it "may consider and impose involved a much broader, equitable analysis, requiring the Court to consider air quality, public health, economic impact, and employment consequences. The Court may also consider the less than consistent efforts of the EPA to apply and further enforce the Clean Air Act." The potential penalties that may be imposed, as well as the capital expenditures necessary to comply with substantive remedial measures that may be required, could have a material adverse impact on FirstEnergy's financial condition and results of operations. Management is unable to predict the ultimate outcome of this matter and no liability has been accrued as of December 31, 2003.

       Climate Change

          In December 1997, delegates to the United Nations' climate summit in Japan adopted an agreement, the Kyoto Protocol (Protocol), to address global warming by reducing the amount of man-made greenhouse gases emitted by developed countries by 5.2% from 1990 levels between 2008 and 2012. The United States signed the Protocol in 1998 but it failed to receive the two-thirds vote of the U.S. Senate required for ratification. However, the Bush administration has committed the United States to a voluntary climate change strategy to reduce domestic greenhouse gas intensity - the ratio of emissions to economic output - by 18% through 2012.

          We cannot currently estimate the financial impact of climate change policies although the potential restrictions on carbon dioxide (CO2) emissions could require significant capital and other expenditures. However, the CO2 emissions per kilowatt-hour of electricity generated by the Companies is lower than many regional competitors due to the Companies' diversified generation sources which includes low or non-CO2 emitting gas-fired and nuclear generators.

       Regulation of Hazardous Waste

          As a result of the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act of 1976, federal and state hazardous waste regulations have been promulgated. Certain fossil-fuel combustion waste products, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA's evaluation of the need for future regulation. The EPA subsequently determined that regulation of coal ash as a hazardous waste is unnecessary. In April 2000, the EPA announced that it will develop national standards regulating disposal of coal ash under its authority to regulate nonhazardous waste.

          The Companies  have been named as  "potentially  responsible  parties"
(PRPs) at waste disposal sites which may require cleanup under the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all PRPs for a particular site be held liable on a joint and several basis. Therefore, environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheet as of December 31, 2003, based on estimates of the total costs of cleanup, the Companies' proportionate responsibility for such costs and the financial ability of other nonaffiliated entities to pay. In addition, JCP&L has accrued liabilities for environmental remediation of former manufactured gas plants in New Jersey; those costs are being recovered by JCP&L through a non-bypassable societal benefits charge. The Companies have total accrued liabilities aggregating approximately $65 million as of December 31, 2003.

       Clean Water Act

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

Fuel Supply

          FirstEnergy currently has long-term coal contracts to provide approximately 17.4 million tons for the year 2004. The contracts are shared among the Companies based on various economic considerations. This contract coal is produced primarily from mines located in Pennsylvania, Kentucky, Wyoming and West Virginia. The contracts expire at various times through December 31, 2021.

          The Companies estimate their 2004 coal requirements to be approximately 18.7 million tons (OE - 6.4 million, Penn - 7.4 million, CEI - 3.6 million, and TE - 1.3 million) to be met from the long-term contracts discussed above and spot market purchases. See "Environmental Matters" for factors pertaining to meeting environmental regulations affecting coal-fired generating units.

          CEI, TE, OE and Penn have contracts for uranium material and conversion services through 2007. One supplier of natural uranium provided notice that it will not deliver under its contract for the year 2004. The Companies will cover this quantity of natural uranium from other contracts or other sources. The enrichment services are contracted for all of the enrichment requirements for nuclear fuel through 2006. A portion of enrichment requirements is also contracted through 2011. Fabrication services for fuel assemblies are contracted for the next three reloads for Beaver Valley Unit 1, the next two reloads for Beaver Valley Unit 2 (through approximately 2007 and 2006, respectively), the next reload for Davis-Besse (through approximately 2006) and through the operating license period for Perry (through approximately 2026). Davis-Besse fabrication contract also has an extension provision for services through about 2008. In addition to the existing commitments, the Companies intend to make additional arrangements for the supply of uranium and for the subsequent conversion, enrichment, fabrication, and waste disposal services.

          On-site spent fuel storage facilities are expected to be adequate for Perry through 2011; facilities at Beaver Valley Units 1 and 2 are expected to be adequate through 2015 and 2008, respectively. With the plant modifications completed in 2002, Davis-Besse has adequate storage through the remainder of its operating license period. After current on-site storage capacity is exhausted, additional storage capacity will have to be obtained either through plant modifications, interim off-site disposal, or permanent waste disposal facilities. The Federal Nuclear Waste Policy Act of 1982 provides for the construction of facilities for the permanent disposal of high-level nuclear wastes, including spent fuel from nuclear power plants operated by electric utilities. CEI, TE, OE and Penn have contracts with the U.S. Department of Energy (DOE) for the disposal of spent fuel for Beaver Valley, Davis-Besse and Perry. On February 15, 2002, President Bush approved the DOE's recommendation of Yucca Mountain for underground disposal of spent nuclear fuel from nuclear power plants and high level waste from U.S. defense programs. The approval by

President Bush enables the process to proceed to the licensing phase. Based on the DOE schedule published in the July 1999 Draft Environmental Impact Statement, the Yucca Mountain Repository is currently projected to start receiving spent fuel in 2010. The Companies intend to make additional arrangements for storage capacity as a contingency for further delays with the DOE acceptance of spent fuel for disposal past 2010.

System Capacity and Reserves

          The 2003 net  maximum  hourly  demand for each of the  Companies  was:
OE-6,097 MW (including an additional 272 MW of firm power sales under a contract which extends through 2005) on August 21, 2003; Penn-952 MW (including an additional 63 MW of firm power sales under a contract which extends through
2005) on August 14, 2003;  CEI-4,160 MW on June 26, 2003;  TE-2,037 MW on August
25, 2003;  JCP&L-5,645 MW on June 26, 2003;  Met-Ed-2,506 MW on August 21, 2003;
and Penelec-2,661 MW on January 23, 2003. JCP&L's load was auctioned off in the New Jersey BGS Auction, transferring the full 5,100 MW load obligation to other parties for the period through July 31, 2004. FES participated in the auction and won a segment of that load.

          Based on existing capacity plans, ongoing arrangements for firm purchase contracts, and anticipated term power sales and purchases, FirstEnergy has sufficient supply resources to meet load obligations. The current FirstEnergy capacity portfolio contains 13,387 MW of owned generation and approximately 1,600 MW of long-term purchases from non-utility generators.

          The Companies' sources of generation during 2003 were:

                                          Coal              Nuclear
                                           ----              -------

               OE....................      76.5%              23.5%
               Penn..................      42.0%              58.0%
               CEI...................      69.3%              30.7%
               TE....................      64.0%              36.0%
               Total FirstEnergy.....      68.4%              31.6%

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

          Following the FirstEnergy/GPU merger, the transmission facilities of JCP&L, Met-Ed and Penelec continue to be operated by PJM. PJM is the organization responsible for the operation and control of the bulk electric power system throughout major portions of five Mid-Atlantic states and the District of Columbia. PJM is dedicated to meeting the reliability criteria and standards of the North American Electric Reliability Council and the Mid-Atlantic Area Council.

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

          Sales of electricity in deregulated markets are diversifying FirstEnergy's revenue sources through our competitive subsidiaries in areas outside of the Companies' franchise areas. This strategy has positioned FirstEnergy to compete in the northeast and mid-Atlantic region of the United States - the area targeted by FirstEnergy for growth. FirstEnergy's competitive segment participates in deregulated energy markets in Ohio, Pennsylvania, New Jersey and Michigan. Currently, FES is providing electric generation service to customers within those states. As additional states within the northeast and mid-Atlantic region of the United States become deregulated, FES is preparing to enter these markets.

          Competition in Ohio's electric generation began on January 1, 2001. FirstEnergy moved the operation of the generation portion of its business to its competitive business unit as reflected in its approved Ohio transition plan. The Companies continue to provide generation services to regulated franchise customers who have not chosen an alternative, competitive generation supplier, except in New Jersey where JCP&L's obligation to provide BGS has been removed through a transitional mechanism of auctioning the obligation (see "NJBPU Rate Matters"). In September 2002, Met-Ed and Penelec assigned their PLR responsibility to FES through a wholesale power sale agreement. Under the terms of the wholesale agreement, FES assumed the supply obligation and the supply profit and loss risk, for the portion of power supply requirements not self-supplied by Met-Ed and Penelec. The agreement will be automatically extended on an annual basis unless any party elects to cancel the agreement by November 1 of the preceding year (see "PPUC Rate Matters" for further discussion). The Ohio Companies and Penn obtain their generation through power supply agreements with FES. In addition to electric generation, FES is also competing in deregulated natural gas markets as well as offering other energy-related products and services.

Research and Development

          The  Companies  participate  in funding the  Electric  Power  Research
Institute (EPRI), which was formed for the purpose of expanding electric research and development under the voluntary sponsorship of the nation's electric utility industry - public, private and cooperative. Its goal is to mutually benefit utilities and their customers by promoting the development of new and improved technologies to help the utility industry meet present and future electric energy needs in environmentally and economically acceptable ways. EPRI conducts research on all aspects of electric power production and use, including fuels, generation, delivery, energy management and conservation, environmental effects and energy analysis. The major portion of EPRI research and development projects is directed toward practical solutions and their applications to problems currently facing the electric utility industry. In 2003, approximately 45% of the Companies' research and development expenditures were related to EPRI.

Executive Officers

          The executive officers are elected at the annual organization meeting of the Board of Directors, held immediately after the annual meeting of stockholders, and hold office until the next such organization meeting, unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.

                                               Position Held During
      Name            Age                         Past Five Years                                      Dates
------------------    ---     -------------------------------------------------------------        -------------

A. J. Alexander**     52      President and Chief Executive Officer                                2004-present
                              President and Chief Operating Officer                                2001-2004
                              President                                                            2000-2001
                              Executive Vice President and General Counsel                         *-2000

L. M. Cavalier        52      Vice President - Human Resources                                     2001-present
                              President - Eastern Region                                           *-2001

M. T. Clark           53      Senior Vice President - Strategic Planning and Operations            2004-present
                              Vice President - Business Development                                2000-2004
                              Managing Director - Business Development                             *-2000

D. S. Elliott         49      Senior Vice President - FirstEnergy Solutions                        2001-present
                              Vice President                                                       *-2001

C. E. Jones           48      Senior Vice President                                                2003-present
                              Vice President - Regional Operations                                 2001-2003
                              President - Northern Region                                          *-2001

K. J. Keough          44      Senior Vice President                                                2001-present
                              Vice President - Business Planning & Ventures                        1999-2001
                              Partner - McKinsey & Company                                         *-1999

G. R. Leidich         53      President and Chief Nuclear Officer - FENOC                          2003-present
                              Executive Vice President - FENOC                                     2002-2003
                              Executive Vice President - Institute of Nuclear Power Operations     *-2002

R. H. Marsh           53      Senior Vice President and Chief Financial Officer                    2001-present
                              Vice President and Chief Financial Officer                           *-2001

S. E. Morgan          53      President - JCP&L                                                    2003-present
                              Vice President - Energy Delivery                                     2002-2003
                              President - Central Region                                           *-2002

G. L. Pipitone        53      Senior Vice President - Commodity Operations                         2001-present
                              Vice President                                                       *-2001

D. R. Schneider       42      Vice President - Fossil Operations                                   2001-present
                              Plant Manager                                                        *-2001

C. B. Snyder          58      Senior Vice President                                                2001-present
                              Executive Vice President - Corporate Affairs - GPU                   *-2001

L. L. Vespoli         44      Senior Vice President and General Counsel                            2001-present
                              Vice President and General Counsel                                   2000-2001
                              Associate General Counsel                                            *-2000

H. L. Wagner          51      Vice President, Controller and Chief Accounting Officer              2001-present
                              Controller and Chief Accounting Officer                              *-2001

T. M. Welsh           54      Senior Vice President                                                2004-present
                              Vice President - Communications                                      2001-2004
                              Manager - Communications Services                                    *-2001


Mrs. Vespoli and Messrs. Alexander, Marsh and Wagner are the executive officers, as noted above, of OE, Penn, CEI, TE, Met-Ed and Penelec. Mrs. Vespoli and Messrs. Marsh, Morgan and Wagner are the executive officers of JCP&L.

*  Indicates position held at least since January 1, 1999.
** Mr. Alexander was elected "Acting Chief Executive Officer" on December 22,
   2003 when H. Peter Burg, the Chairman and Chief Executive Officer, began a medical leave of absence. Mr. Alexander was elected Chief Executive Officer effective January 20, 2004, succeeding Mr. Burg, who passed away on January 13, 2004.


           As of January 1, 2004, FirstEnergy's nonutility subsidiaries and the Companies had a total of 15,905 employees located in the United States as follows: FirstEnergy-2,677, OE-1,320, CEI-949, TE-446, Penn-201, JCP&L-1,557,
Met-Ed-659, Penelec-887, ATSI-31, FES-2,078, FENOC-2,954, FSG-2,042, and First
Communications - 104.

FirstEnergy Website

          Each of the registrant's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also made available free of charge on or through FirstEnergy's internet website at www.firstenergycorp.com. These reports are posted on the website as soon as reasonably practicable after they are electronically filed with the SEC.

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

          The Companies own, individually or together as tenants in common, and/or lease, the generating units in service as of March 1, 2004, shown on the table below.

                            Net
                         Demonstrated
                         Capacity (MW)
                       ---------------      OE          Penn         CEI             TE          JCP&L        Met-Ed        FES
                                        -----------   ---------   ----------     -----------   ----------     -------    ---------
                        Unit    Total   %        MW   %      MW   %       MW     %        MW    %     MW      %    MW     %     MW
                        ----    -----   -        --   -      --   -       --     -        --    -     --      -    --     -     --
Plant - Location
----------------

Coal-Fired Units
----------------
Ashtabula-........        5      244      --      --    --   -- 100.00%    244     --      --   --    --     --    --     --     --
   Ashtabula, OH
Bay Shore-........       1-4     631      --      --    --   --     --      -- 100.00%    631   --    --     --    --     --     --
   Toledo, OH
R. E. Burger-.....       3-5     406  100.00%    406    --   --     --      --     --      --   --    --     --    --     --     --
   Shadyside, OH
Eastlake-Eastlake, OH    1-5   1,233      --      --    --   -- 100.00%  1,233     --      --   --    --     --    --     --     --
Lakeshore-........       18      245      --      --    --   -- 100.00%    245     --      --   --    --     --    --     --     --
   Cleveland, OH
Bruce Mansfield-..        1      780   60.00%    468 33.50% 261   6.50%     51     --      --   --    --     --    --     --     --
   Shippingport, PA       2      780   43.06%    336  9.36%  73  30.28%(a) 236  17.30%(a) 135   --    --     --    --     --     --
                          3      800   49.34%    395  6.28%  50  24.47%    196  19.91%    159   --    --     --    --     --     --
W. H. Sammis-.....       1-6   1,620  100.00%  1,620    --   --     --      --     --      --   --    --     --    --     --     --
   Stratton, OH...        7      600   48.00%    288 20.80% 125  31.20%    187     --      --   --    --     --    --     --     --
                              ------           -----       ----          -----          -----        ---        -----         -----
     Total........             7,339           3,513        509          2,392            925         --           --            --
                              ------           -----       ----          ------         -----        ---        -----         -----

Nuclear Units
-------------
Beaver Valley-....        1      821   35.00%    287 65.00% 534     --      --     --      --   --    --     --    --     --     --
   Shippingport, PA       2      831   41.88%(b) 348 13.74% 114  24.47%    203  19.91%(c) 166   --    --     --    --     --     --
Davis-Besse-......        1      883      --       --   --   --  51.38%    454  48.62%    429   --    --     --    --     --     --
   Oak Harbor, OH
Perry-............        1    1,260   30.00%(b) 378  5.24%  66  44.85%    565  19.91%    251   --    --     --    --     --     --
   N. Perry Village, OH
                              ------           -----      -----          -----          -----       ----         ----         -----
     Total........             3,795           1,013        714          1,222            846         --           --            --
                              ------           -----      -----          -----          -----       ----         ----         -----

Oil/Gas-Fired/
Pumped Storage Units
--------------------
Richland-Defiance, OH    1-3      42      --      --    --   --     --      -- 100.00%     42   --    --     --    --     --     --
                         4-6     390      --      --    --   --     --      --     --      --   --    --     --    -- 100.00%   390
Seneca-Warren, PA.       1-3     435      --      --    --   -- 100.00%    435     --      --   --    --     --    --     --     --
Sumpter-Sumpter Twp., MI 1-4     340      --      --    --   --     --      --     --      --   --    --     --    -- 100.00%   340
West Lorain.......       1-1     120  100.00%    120    --   --     --      --     --      --   --    --     --    --     --     --
   Lorain, OH.....       2-6     425      --      --    --   --     --      --     --      --   --    --     --    -- 100.00%   425
Yard's Creek-Blairstown
   Twp., NJ.......       1-3     200      --      --    --   --     --      --     --      --   50%  200     --    --     --     --
Other.............               301             109         19             33             35         86           19
                              ------           -----      -----          -----           ----       ----         ----         -----
     Total........             2,253             229         19            468             77        286           19         1,155
                              -------          -----      -----          -----          -----       ----         ----         -----
                              13,387           4,755      1,242          4,082          1,848        286           19         1,155
     Total........            ======           =====      =====          =====          =====       -===         ====         =====


Notes:   (a) CEI's interests consist of 1.68% owned and 28.60% leased and TE's interests are leased.
         (b) OE's interests consist of 20.22% owned and 21.66% leased for Beaver Valley Unit 2; and 17.42% owned (representing portion leased from a wholly owned subsidiary of OE) and 12.58% leased for Perry.
         (c) TE's interests consist of 1.65% owned and 18.26% leased.


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

          The Companies' generating plants and load centers are connected by a transmission system consisting of elements having various voltage ratings ranging from 23 kV to 345 kV. The Companies' overhead and underground transmission lines aggregate 14,944 pole miles.

          The Companies' electric distribution systems include 112,709 miles of overhead pole line and underground conduit carrying primary, secondary and street lighting circuits. They own substations with a total installed transformer capacity of 91,822,000 kilovolt-amperes.

          The transmission facilities that are owned and operated by ATSI also interconnect with those of AEP, DPL, Duquesne, Allegheny, MEC and Penelec. The transmission facilities of JCP&L, Met-Ed and Penelec are physically interconnected and are operated on an integrated basis as part of the PJM RTO.

           FirstEnergy's distribution and transmission systems as of December 31, 2003, consist of the following:

                                                                     Substation
                                    Distribution   Transmission      Transformer
                                        Lines         Lines           Capacity
                                    ------------   ------------     ------------
                                               (Miles)              (kV-amperes)

          OE....................       29,064           550          9,679,000
          Penn..................        5,548            44          1,777,000
          CEI...................       24,729         2,144          9,937,000
          TE....................        1,445           223          3,586,000
          JCP&L.................       18,219         2,106         21,154,000
          Met-Ed................       14,235         1,407          9,985,000
          Penelec...............       19,469         2,690         13,182,000
          ATSI..................           --         5,780         22,522,000
                                      -------        ------         ----------

          Total.................      112,709        14,944         91,822,000

          FirstEnergy's subsidiary, MARBEL Energy, holds a 50% ownership interest in Great Lakes Energy Partners, LLC, an oil and natural gas exploration and production venture. The joint venture in Great Lakes includes interests in more than 7,700 oil and natural gas wells, drilling rights to nearly one million acres, proved reserves of 450 billion cubic feet equivalent of natural gas and oil and 5,000 miles of pipelines in the Appalachian Basin.

ITEM 3.   LEGAL PROCEEDINGS

          Reference is made to Note 7, Commitments, Guarantees and Contingencies, of the Notes to Consolidated Financial Statements contained in
Item 8 for a description of certain legal proceedings involving FirstEnergy, OE, CEI, TE, Penn, JCP&L, Met-Ed and Penelec.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.
                                     PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The information required by this item for FirstEnergy is included on page 5 of FirstEnergy's 2003 Annual Report to Stockholders (Exhibit 13). The information required for OE, CEI, TE, Penn, JCP&L, Met-Ed and Penelec is not applicable because they are wholly owned subsidiaries.

ITEM 6.   SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required for items 6 through 8 is incorporated herein by reference to Selected Financial Data, Management's Discussion and Analysis of Results of Operations and Financial Condition, and Financial Statements included on the pages shown in the following table in the respective company's 2003 Annual Report to Stockholders (Exhibit 13).

                                        Item 6   Item 7   Item 7A   Item 8
                                        ------   ------   -------   ------

          FirstEnergy..............       5       6-38     26-29     39-85
          OE.......................       1       2-13       7       14-39
          Penn.....................       1       2-10       6       11-30
          CEI......................       1       2-13       7       14-39
          TE.......................       1       2-12      6-7      13-37
          JCP&L....................       1       2-12      6-7      13-33
          Met-Ed...................       1       2-12      6-7      13-34
          Penelec..................       1       2-12      5-7      13-34

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

          Each registrant's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated such registrant's disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as of the end date covered by this report. Based upon this evaluation, the respective Chief Executive Officer and Chief Financial Officer concluded that, except as described below, such registrant's disclosure controls and procedures are effective.

          During the fourth quarter of 2003, management identified expenses recognized during the first three quarters of 2003 related to activities that should have been recorded as capital expenditures as a result of untimely table updates in the registrants' automated work management system and inconsistent application of the allocation of costs to capital projects in the registrants' work management system.

          Management believes that this condition, which has been defined as a material weakness, was attributable to employee training and process changes that were not uniformly applied in connection with the registrants' recent implementation of a new Enterprise Resource Planning system. As a result, the quarterly financial results for JCP&L, Penelec and TE have been restated in each registrant's respective annual reports.

          As discussed below, management has corrected this condition by strengthening the registrants' internal control procedures.

(b)  Changes in Internal Controls

          During the quarter ended December 31, 2003, management implemented the following measures to correct the condition discussed above:

          1. Increased training of field employees regarding the proper accounting for capital and expense projects;
          2. Established procedures to ensure that tables within the registrants' automated work management system are updated on a timely basis; and
          3. Reconfigured the registrants' automated work management system to identify the proper allocation of capital and expense projects.

          Except for the changes noted above, there were no other changes in the registrants' internal controls over the financial reporting that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          FirstEnergy

          The information required by Item 10, with respect to Identification of FirstEnergy's Directors and with respect to reports required to be filed under
Section 16 of the Securities Exchange Act of 1934, is incorporated herein by reference to FirstEnergy's 2004 Proxy Statement filed with the SEC pursuant to Regulation 14A and, with respect to Identification of Executive Officers, to "Part I, Item 1. Business - Executive Officers" herein.

          The Board of Directors has determined that Robert Loughhead, an independent director, is the audit committee financial expert.

          FirstEnergy makes available on its website at http://www.firstenergycorp.com/ir its Corporate Governance Policies and the charters for each of the following committees of the Board of Directors: Audit; Corporate Governance; Compensation; Finance; and Nuclear. The Corporate Governance Policies and Board committee charters are also available in print upon written request to David Whitehead, Corporate Secretary, FirstEnergy Corp., 76 South Main Street, Akron, OH 44308-1890.

          FirstEnergy has adopted a Code of Business Conduct, which applies to all employees, including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer. In addition, the Board of Directors has its own Code of Business Conduct. These Codes can be found on our website provided in the previous paragraph or upon written request to the Corporate Secretary.

          OE, Penn, CEI, TE, JCP&L, Met-Ed and Penelec
          --------------------------------------------

          A. J. Alexander, R. H. Marsh and L. L. Vespoli are the Directors of OE, Penn, CEI, TE, Met-Ed and Penelec. Information concerning these individuals is shown in the "Executive Officers" section of Item 1. S. E. Morgan, C. E. Jones, L. L. Vespoli, B. S. Ewing, M. A. Julian, G. E. Persson and S. C. Van Ness are the Directors of JCP&L.

          Mr. Ewing has served as FirstEnergy Service Company's Vice President - Energy Delivery since 2003. From 1999 to 2003, Mr. Ewing served as Director of Operations Services - Northern Region.

          Mr. Julian has served as FirstEnergy  Service Company's Vice President
- Energy Delivery since 2003. From 2001 to 2003, Mr. Julian served as Director of Energy Delivery Technical Services. He was Director of Operations Services - Northern Region from 2000 to 2001 and Director of Operations Support Services - Central Region from 1999-2000.

          Mrs. Persson has served in the New Jersey Division of Consumer Affairs Elder Fraud Investigation Unit since 1999. She previously served as liaison (Special Assistant Director) between the New Jersey Division of Consumer Affairs and various state boards. Prior to 1995, she was owner and President of Business Dynamics Associates of Red Bank, NJ. Mrs. Persson is a member of the United States Small Business Administration National Advisory Board, the New Jersey Small Business Advisory Council, the Board of Advisors of Brookdale Community College and the Board of Advisors of Georgian Court College.

          Mr. Van Ness has been Of Counsel in the firm of Hubert, Van Ness, Cayci and Goodell, LP of Princeton, NJ since 1998. Prior to that he was affiliated with the law firm of Pico, Mack, Kennedy, Jaffe, Perrella and Yoskin of Trenton, NJ since 1990. He is also a director of The Prudential Insurance Company of America.

          Information concerning the other Directors of JCP&L is shown in the "Executive Officers" section of Item 1.

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          FirstEnergy, OE, CEI, TE, Penn, JCP&L, Met-Ed and Penelec -
          -----------------------------------------------------------

          The information required by Items 11, 12 and 13 is incorporated herein by reference to FirstEnergy's 2004 Proxy Statement filed with the SEC pursuant to Regulation 14A.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

          A  summary  of  the  audit  and   audit-related   fees   rendered   by
PricewaterhouseCoopers LLP for the years ended December 31, 2003 and 2002 are as follows:

                                  Audit Fees (1)      Audit Related Fees (2)
                             --------------------    -----------------------
     Company                   2003        2002        2003           2002
     ----------------------  -------     --------    --------      ---------
                                             (In thousands)
     OE....................  $   676     $    427    $     58      $      --
     CEI...................      806          332          54             --
     TE....................      684          258          48             --
     Penn..................      230          168          18             --
     JCP&L.................      402          310          28             --
     Met-Ed................      377          241          22             --
     Penelec...............      275          241          22             --
     Other subsidiaries....      983          948         182             89
                             -------      -------    --------      ---------

        Total FirstEnergy    $ 4,433      $ 2,925    $    432      $      89
                             =======      =======    ========      =========

(1) Professional services rendered for the audits of FirstEnergy's annual financial statements and reviews of financial statements included in FirstEnergy's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(2) Assurance and related services principally related to: (i) audits of employee benefit plans; (ii) consultation to ensure appropriate accounting and reporting in connection with FIN 46 and the Ohio Rate Plan (OE, CEI and TE); and (iii) assistance with Sarbanes-Oxley.


Tax Fees

          The aggregate fees billed to FirstEnergy for the fiscal years ended December 31, 2003 and December 31, 2002 for professional services rendered by PricewaterhouseCoopers LLP for tax-related services were $0 and $263,673, respectively.

All Other Fees

          There were no additional fees billed by PricewaterhouseCoopers LLP for the fiscal year ended December 31, 2003. The aggregate fees billed by PricewaterhouseCoopers LLP for the fiscal year ended December 31, 2002 for services rendered to FirstEnergy other than the Audit Fees, Audit-Related Fees and Tax Fees included above were $661,167. These fees principally related to services provided prior to PricewaterhouseCoopers LLP being engaged as FirstEnergy's independent auditor. PricewaterhouseCoopers LLP no longer provides this type of service for FirstEnergy or any of its affiliates.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.    Financial Statements

          Included in Part II of this report and incorporated herein by reference to the respective company's 2003 Annual Report to Stockholders (Exhibit 13 below) at the pages indicated.

                                                                  First-
                                                                  Energy   OE    Penn    CEI    TE     JCP&L  Met-Ed  Penelec
                                                                  ------   --    ----    ---    --     -----  ------  -------

Report of Independent Auditors....................................   3-4   40-41  31-32   40     38    34-35  35-36   35-36
Statements of Income-Three Years Ended December 31, 2003..........    39    14     11     14     13      13     13      13
Balance Sheets-December 31, 2003 and 2002.........................    40    15     12     15     14      14     14      14
Statements of Capitalization-December 31, 2003 and 2002...........  41-44  16-17   13   16-17  15-16     15     15      15
Statements of Common Stockholders' Equity-Three Years
   Ended December 31, 2003........................................    45    18     14     18     17      16     16      16
Statements of Preferred Stock-Three Years Ended December 31, 2003.    46    18     14     18     17      16     16      16
Statements of Cash Flows-Three Years Ended December 31, 2003......    47    19     15     19     18      17     17      17
Statements of Taxes-Three Years Ended December 31, 2003...........    48    20     16     20     19      18     18      18
Notes to Financial Statements.....................................  49-85  21-39  17-30  21-39  20-37   19-33  19-34   19-34


    2.    Financial Statement Schedules

              Included in Part IV of this report:

                                                           First-
                                                          Energy    OE    Penn    CEI    TE    JCP&L   Met-Ed   Penelec
                                                          ------    --    ----    ---    --    -----   ------   -------

Report of Independent Auditors..........................   59-60   61-62  65-66    63    64    67-68   69-70     71-72

Schedule - Three Years Ended December 31, 2003:
II - Consolidated Valuation and Qualifying Accounts.....     73      74     77     75    76     78      79        80


          Schedules other than the schedule listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

     3.   Exhibits - FirstEnergy

Exhibit
Number
-------

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

      3-1(a)  -- Amended Articles of Incorporation of FirstEnergy Corp.
                 (Registration No. 333-21011, Exhibit (3)-1)

      3-2     -- Regulations of FirstEnergy Corp. (September 17, 1996 Form 8-K,
                 Exhibit D)

      3-2(a)  -- FirstEnergy Corp. Amended Code of Regulations. (Registration
                 No. 333-21011, Exhibit (3)-2)

      4-1     -- Rights Agreement (December 1, 1997 Form 8-K, Exhibit 4.1)

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

      10-5    -- FirstEnergy Corp. Executive Incentive Compensation Plan. (1999
                 Form 10-K, Exhibit 10-5)

      10-6    -- Restricted stock agreement between FirstEnergy Corp. and
                 A. J. Alexander. (1999 Form 10-K, Exhibit 10-6)

      10-7    -- FirstEnergy Corp. Executive and Director Incentive Compensation
                 Plan. (1998 Form 10-K, Exhibit 10-1)

      10-8    -- Amended FirstEnergy Corp. Deferred Compensation Plan for
                 Directors, amended February 15, 1999. (1998 Form 10-K,
                 Exhibit 10-2)

      10-9    -- Restricted stock agreement between FirstEnergy Corp. and .
                 A. J. Alexander. (2000 Form 10-K, Exhibit 10-9)

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

Exhibit
Number
------

      10-13   -- Stock option agreement between FirstEnergy Corp. and director dated January 1, 2000. (2000 Form 10-K, Exhibit 10-13)

      10-14   -- Stock option agreement between FirstEnergy Corp. and two directors dated January 1, 2001. (2000 Form 10-K,
                 Exhibit 10-14)

      10-15   -- Executive and Director Incentive Compensation Plan dated
                 May 15, 2001. (2001 Form 10-K, Exhibit 10-15)

      10-16   -- Amended FirstEnergy Corp. Deferred Compensation Plan for
                 Directors, revised September 18, 2000. (2001 Form 10-K,
                 Exhibit 10-16)

      10-17   -- Stock Option Agreements between FirstEnergy Corp. and Officers dated May 16, 2001. (2001 Form 10-K, Exhibit 10-17)

      10-18   -- Restricted Stock Agreements between FirstEnergy Corp. and
                 Officers dated February 20, 2002. (2001 Form 10-K,
                 Exhibit 10-18)

      10-19   -- Stock Option Agreements between FirstEnergy Corp. and One
                 Director dated January 1, 2002. (2001 Form 10-K, Exhibit 10-19)

      10-20   -- FirstEnergy Corp. Executive Deferred Compensation Plan. (2001
                 Form 10-K, Exhibit 10-20)

      10-21   -- Executive Incentive Compensation Plan-Tier 2. (2001 Form 10-K,
                 Exhibit 20-21)

      10-22   -- Executive Incentive Compensation Plan-Tier 3. (2001 Form 10-K,
                 Exhibit 20-22)

      10-23   -- Executive Incentive Compensation Plan-Tier 4. (2001 Form 10-K,
                 Exhibit 10-23)

      10-24   -- Executive Incentive Compensation Plan-Tier 5. (2001 Form 10-K,
                 Exhibit 10-24)

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

      10-28   -- Executive and Director Stock Option Agreement dated June 11,
                 2002. (2002 Form 10-K, Exhibit 10-28).

      10-29   -- Director Stock Option Agreement. (2002 Form 10-K,
                 Exhibit 10-29).

      10-30   -- Executive and Director Executive Incentive Compensation Plan,
                 Amendment dated May 21, 2002. (2002 Form 10-K, Exhibit 10-30).

      10-31   -- Directors Deferred Compensation Plan, Revised Nov. 19, 2002.
                 (2002 Form 10-K, Exhibit 10-31).

      10-32   -- Executive Incentive Compensation Plan 2002. (2002 Form 10-K,
                 Exhibit 10-32).

      10-33   -- GPU, Inc. 1990 Stock Plan for Employees of GPU, Inc. and
                 Subsidiaries as amended and restated to reflect amendments through June 3, 1999. (1999 Form 10-K, Exhibit 10-V, File No. 1-6047, GPU, Inc.)

      10-34   -- Form of 1998 Stock Option Agreement under the GPU, Inc. 1990
                 Stock Plan for Employees of GPU, Inc. and Subsidiaries. (1997 Form 10-K, Exhibit 10-Q, File No. 1-6047, GPU, Inc.)

      10-35   -- Form of 1999 Stock Option Agreement under the GPU, Inc. 1990
                 Stock Plan for Employees of GPU, Inc. and Subsidiaries. (1999 Form 10-K, Exhibit 10-W, File No. 1-6047, GPU, Inc.)

      10-36   -- Form of 2000 Stock Option Agreement under the GPU, Inc. 1990
                 Stock Plan for Employees of GPU, Inc. and Subsidiaries. (2000 Form 10-K, Exhibit 10-W, File No. 1-6047, GPU, Inc.)

Exhibit
Number
------

      10-37   -- Deferred Remuneration Plan for Outside Directors of GPU, Inc.
                 as amended and restated effective August 8, 2000. (2000
                 Form 10-K, Exhibit 10-O, File No. 1-6047, GPU, Inc.)

      10-38   -- Retirement Plan for Outside Directors of GPU, Inc. as amended and restated as of August 8, 2000. (2000 Form 10-K, Exhibit 10-N, File No. 1-6047, GPU, Inc.)

      10-39   -- Forms of Estate Enhancement Program Agreements entered into by certain former GPU directors. (1999 Form 10-K, Exhibit 10-JJ, File No. 1-6047, GPU, Inc.)

     (A) 12.1 -- Consolidated fixed charge ratios.

     (A) 13   -- FirstEnergy 2003 Annual Report to Stockholders. (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

     (A) 21   -- List of Subsidiaries of the Registrant at December 31, 2003.

     (A) 23   -- Consent of Independent Accountants.

     (A) 31.1 -- Certification of chief executive officer, as adopted pursuant to Rule 13a-15(e)/15d-15(e) (FirstEnergy, OE, CEI, TE, Penn, Met-Ed and Penelec).

     (A) 31.2 -- Certification of chief financial officer, as adopted pursuant to Rule 13a-15(e)/15d-15(e) (FirstEnergy, OE, CEI, TE, Penn, Met-Ed and Penelec).

     (A) 32.1 -- Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C.ss.1350 (FirstEnergy, OE, CEI, TE, Penn, Met-Ed and Penelec).

     (A) Provided herein in electronic format as an exhibit.


(B)      3.Exhibits - Ohio Edison

         2-1 -- Agreement and Plan of Merger, dated as of September 13, 1996, between Ohio Edison Company (OE) and Centerior Energy Corporation. (September 17, 1996 Form 8-K, Exhibit 2-1)

         3-1 -- Amended Articles of Incorporation, Effective June 21, 1994, constituting OE's Articles of Incorporation. (1994 Form 10-K,
                 Exhibit 3-1)

         3-2  -- Amended and Restated Code of Regulations, amended March 15,
                 2002. (2001 Form 10-K, Exhibit 3-2)

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

Exhibit
Number
------

    Dated as of                 File Reference                Exhibit No.
    -----------                 --------------                -----------
    September 1, 1969           2-34351                       2(b)(2)
    May 1, 1970                 2-37146                       2(b)(2)
    September 1, 1970           2-38172                       2(b)(2)
    June 1, 1971                2-40379                       2(b)(2)
    August 1, 1972              2-44803                       2(b)(2)
    September 1, 1973           2-48867                       2(b)(2)
    May 15, 1978                2-66957                       2(b)(4)
    February 1, 1980            2-66957                       2(b)(5)
    April 15, 1980              2-66957                       2(b)(6)
    June 15, 1980               2-68023                       (b)(4)(b)(5)
    October 1, 1981             2-74059                       (4)(d)
    October 15, 1981            2-75917                       (4)(e)
    February 15, 1982           2-75917                       (4)(e)
    July 1, 1982                2-89360                       (4)(d)
    March 1, 1983               2-89360                       (4)(e)
    March 1, 1984               2-89360                       (4)(f)
    September 15, 1984          2-92918                       (4)(d)
    September 27, 1984          33-2576                       (4)(d)
    November 8, 1984            33-2576                       (4)(d)
    December 1, 1984            33-2576                       (4)(d)
    December 5, 1984            33-2576                       (4)(e)
    January 30, 1985            33-2576                       (4)(e)
    February 25, 1985           33-2576                       (4)(e)
    July 1, 1985                33-2576                       (4)(e)
    October 1, 1985             33-2576                       (4)(e)
    January 15, 1986            33-8791                       (4)(d)
    May 20, 1986                33-8791                       (4)(d)
    June 3, 1986                33-8791                       (4)(e)
    October 1, 1986             33-29827                      (4)(d)
    August 25, 1989             33-34663                      (4)(d)
    February 15, 1991           33-39713                      (4)(d)
    May 1, 1991                 33-45751                      (4)(d)
    May 15, 1991                33-45751                      (4)(d)
    September 15, 1991          33-45751                      (4)(d)
    April 1, 1992               33-48931                      (4)(d)
    June 15, 1992               33-48931                      (4)(d)
    September 15, 1992          33-48931                      (4)(e)
    April 1, 1993               33-51139                      (4)(d)
    June 15, 1993               33-51139                      (4)(d)
    September 15, 1993          33-51139                      (4)(d)
    November 15, 1993           1-2578                        (4)(2)
    April 1, 1995               1-2578                        (4)(2)
    May 1, 1995                 1-2578                        (4)(2)
    July 1, 1995                1-2578                        (4)(2)
    June 1, 1997                1-2578                        (4)(2)
    April 1, 1998               1-2578                        (4)(2)
    June 1, 1998                1-2578                        (4)(2)
    September 29, 1999          1-2578                        (4)(2)
    April 1, 2000               1-2578                        (4)(2)(a)
    April 1, 2000               1-2578                        (4)(2)(b)
    June 1, 2001                1-2578
(A) February 1, 2003            1-2578                        4(2)
(A) March 1, 2003               1-2578                        4(2)
(A) August 1, 2003              1-2578                        4(2)



     (B) 4-2  -- General Mortgage Indenture and Deed of Trust dated as of
                 January 1, 1998 between OE and the Bank of New York, as Trustee. Registration No. 333-05277, Exhibit 4(g))

          Dated as of           File Reference                Exhibit No.
          -----------           --------------                -----------
(A)  February 1, 2003           1-2578                        4-2
(A)  March 1, 2003              1-2578                        4-2
(A)  August 1, 2003             1-2578                        4-2

Exhibit
Number
------

     (A) 4-3  -- Indenture dated as of April 1, 2003 between OE and The Bank of
                 New York, as Trustee.

         10-1 -- Administration Agreement between the CAPCO Group dated as of
                 September 14, 1967. (Registration No. 2-43102, Exhibit 5(c)(2)

         10-2 -- Amendment No. 1 dated January 4, 1974 to Administration
                 Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No. 2-68906, Exhibit 5(c)(3))
         10-3 -- Transmission Facilities Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No. 2-43102, Exhibit 5(c)(3))

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

Exhibit
Number
------

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

Exhibit
Number
------

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

Exhibit
Number
------

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

Exhibit
Number
------

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

        10-66 -- Amendment No. 2 dated as of November 1, 1991 to Facility Lease dated as of March 16, 1987 between The First National Bank of Boston as Owner Trustee, Lessor and Ohio Edison Company, Lessee. 1991 Form 10-K, Exhibit 10-69.)

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

Exhibit
Number
------

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

Exhibit
Number
------

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

Exhibit
Number
------

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

Exhibit
Number
------

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

Exhibit
Number
------

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

Exhibit
Number
------

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

     (A) 12.2 -- Consolidated fixed charge ratios.

     (A) 13.1 -- OE 2003 Annual Report to Stockholders (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

     (A) 21.1 -- List of Subsidiaries of the Registrant at December 31, 2003.

     (A) 23.1 -- Consent of Independent Accountants.

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


3.   Exhibits - Penn

         3-1  -- Amended and Restated Articles of Incorporation, as amended
                 March 15, 2002. (2001 Form 10-K, Exhibit 3-1)

Exhibit
Number
------

         3-2  -- Amended and Restated By-Laws of Penn, as amended March 15,
                 2002. (2001 Form 10-K, Exhibit 3-2)

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

         4-3  -- Supplemental Indenture dated as of June 1, 1997, between
                 Penn and Citibank, N.A., as Trustee. (1997 Form 10-K, Exhibit 4-3.)

         4-4  -- Supplemental Indenture dated as of June 1, 1998, between
                 Penn and Citibank, N. A., as Trustee. (1998 Form 10-K, Exhibit 4-4.)

         4-5 -- Supplemental Indenture dated as of September 29, 1999, between Penn and Citibank, N.A., as Trustee. (1999 Form 10-K,
                 Exhibit 4-5.)

         4-6  -- Supplemental Indenture dated as of November 15,  1999, between
                 Penn and Citibank, N.A., as Trustee. (1999 Form 10-K,
                 Exhibit 4-6.)

         4-7  -- Supplemental Indenture dated as of June 1, 2001. (2001 Form
                 10-K, Exhibit 4-7)

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

-----------------------------
* Pursuant to paragraph (b)(4)(iii) (A) of Item 601 of Regulation S-K, Penn has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of Penn, but hereby agrees to furnish to the Commission on request any such instruments.

Exhibit
Number
------

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

Exhibit
Number
------

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

     (A) 12.5 -- Fixed Charge Ratios

     (A) 13.4 -- Penn 2003 Annual Report to Stockholders. (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the Securities and Exchange Commission.)

     (A) 23.2 -- Consent of Independent Accountants.

     (A) Provided herein in electronic format as an exhibit.

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

Exhibit
Number
------

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

Exhibit
Number
------

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

Exhibit
Number
------

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

Exhibit
Number
------

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

                 Supplemental Indentures between CEI and the Trustee, supplemental to Exhibit 4b(1), dated as follows:

       4b(2)  -- July 1, 1940 (Exhibit 7(b), File No. 2-4450).
       4b(3)  -- August 18, 1944 (Exhibit 4(c), File No. 2-9887).
       4b(4)  -- December 1, 1947 (Exhibit 7(d), File No. 2-7306).
       4b(5)  -- September 1, 1950 (Exhibit 7(c), File No. 2-8587).
       4b(6)  -- June 1, 1951 (Exhibit 7(f), File No. 2-8994).
       4b(7)  -- May 1, 1954 (Exhibit 4(d), File No. 2-10830).
       4b(8)  -- March 1, 1958 (Exhibit 2(a)(4), File No. 2-13839).
       4b(9)  -- April 1, 1959 (Exhibit 2(a)(4), File No. 2-14753).
       4b(10) -- December 20, 1967 (Exhibit 2(a)(4), File No. 2-30759).
       4b(11) -- January 15, 1969 (Exhibit 2(a)(5), File No. 2-30759).
       4b(12) -- November 1, 1969 (Exhibit 2(a)(4), File No. 2-35008).
       4b(13) -- June 1, 1970 (Exhibit 2(a)(4), File No. 2-37235).
       4b(14) -- November 15, 1970 (Exhibit 2(a)(4), File No. 2-38460).
       4b(15) -- May 1, 1974 (Exhibit 2(a)(4), File No. 2-50537).
       4b(16) -- April 15, 1975 (Exhibit 2(a)(4), File No. 2-52995).
       4b(17) -- April 16, 1975 (Exhibit 2(a)(4), File No. 2-53309).
       4b(18) -- May 28, 1975 (Exhibit 2(c), June 5, 1975 Form 8-A, File
                 No. 1-2323).
       4b(19) -- February 1, 1976 (Exhibit 3(d)(6), 1975 Form 10 K, File
                 No. 1-2323).
       4b(20) -- November 23, 1976 (Exhibit 2(a)(4), File No. 2-57375).
       4b(21) -- July 26, 1977 (Exhibit 2(a)(4), File No. 2-59401).
       4b(22) -- September  7, 1977 (Exhibit 2(a)(5), File No. 2-67221).
       4b(23) -- May 1, 1978 (Exhibit 2(b), June 30, 1978 Form 10-Q, File
                 No. 1-2323).
       4b(24) -- September 1, 1979 (Exhibit 2(a), September 30, 1979 Form 10-Q,
                 File No. 1-2323).
       4b(25) -- April 1, 1980 (Exhibit 4(a)(2), September 30, 1980 Form 10-Q,
                 File No. 1-2323).
       4b(26) -- April 15, 1980 (Exhibit 4(b), September 30, 1980 Form 10-Q,
                 File No. 1-2323).
       4b(27) -- May 28, 1980 (Exhibit 2(a)(4), Amendment No. 1, File
                 No. 2-67221).
       4b(28) -- June 9, 1980 (Exhibit 4(d), September 30, 1980 Form 10-Q, File
                 No. 1-2323).
       4b(29) -- December 1, 1980 (Exhibit 4(b)(29), 1980 Form 10-K, File
                 No. 1-2323).
       4b(30) -- July 28, 1981 (Exhibit 4(a), September 30, 1981, Form 10-Q,
                 File No. 1-2323).
       4b(31) -- August 1, 1981 (Exhibit 4(b), September 30, 1981, Form 10-Q,
                 File No. 1-2323).
       4b(32) -- March 1, 1982 (Exhibit 4(b)(3), Amendment No. 1, File
                 No. 2-76029).
       4b(33) -- July 15, 1982 (Exhibit 4(a), September 30, 1982 Form 10-Q, File
                  No. 1-2323).
       4b(34) -- September 1, 1982 (Exhibit 4(a)(1), September 30, 1982
                 orm 10-Q, File No. 1-2323).
       4b(35) -- November 1, 1982 (Exhibit  (a)(2), September 30, 1982
                 Form 10-Q, File No. 1-2323).
       4b(36) -- November 15, 1982 (Exhibit 4(b)(36), 1982 Form 10-K,
                 File No. 1-2323).

Exhibit
Number
------

       4b(37) -- May 24, 1983 (Exhibit 4(a), June 30, 1983 Form 10-Q,
                 File No. 1-2323).
       4b(38) -- May 1, 1984 (Exhibit 4, June 30, 1984 Form 10-Q,
                 File No. 1-2323).
       4b(39) -- May 23, 1984 (Exhibit 4, May 22, 1984 Form 8-K,
                 File No. 1-2323).
       4b(40) -- June 27, 1984 (Exhibit 4, June 11, 1984 Form 8-K,
                 File No. 1-2323).
       4b(41) -- September 4, 1984 (Exhibit 4b(41), 1984 Form 10-K,
                 File No. 1-2323).
       4b(42) -- November 14, 1984 (Exhibit 4b(42), 1984 Form 10 K,
                 File No. 1-2323).
       4b(43) -- November 15, 1984 (Exhibit 4b(43), 1984 Form 10-K,
                 File No. 1-2323).
       4b(44) -- April 15, 1985 (Exhibit 4(a), May 8, 1985 Form 8-K,
                 File No. 1-2323).
       4b(45) -- May 28, 1985 (Exhibit 4(b), May 8, 1985 Form 8-K,
                 File No. 1-2323).
       4b(46) ---August 1, 1985 (Exhibit 4, September 30, 1985 Form 10-Q,
                 File No. 1-2323).
                 File No. 1-2323).
       4b(48) -- November 1, 1985 (Exhibit 4, January 31, 1986 Form 8-K,
                 File No. 1-2323).
       4b(49) -- April 15, 1986 (Exhibit 4, March 31, 1986 Form 10-Q,
                 ile No. 1-2323).
       4b(50) -- May 14, 1986 (Exhibit 4(a), June 30, 1986 Form 10-Q,
                 File No. 1-2323).
       4b(51) -- May 15, 1986 (Exhibit 4(b), June 30, 1986 Form 10-Q,
                 File No. 1-2323).
       4b(52) -- February 25, 1987 (Exhibit 4b(52), 1986 Form 10-K,
                 File No. 1-2323).
       4b(53) -- October 15, 1987 (Exhibit 4, September 30, 1987 Form 10-Q,
                 File No. 1-2323).
       4b(54) -- February 24, 1988 (Exhibit 4b(54), 1987 Form 10-K,
                 File No. 1-2323).
       4b(55) -- September 15, 1988 (Exhibit 4b(55), 1988 Form 10-K,
                 File No. 1-2323).
       4b(56) -- May 15, 1989 (Exhibit 4(a)(2)(i), File No. 33-32724).
       4b(57) -- June 13, 1989 (Exhibit 4(a)(2)(ii), File No. 33-32724).
       4b(58) -- October 15, 1989 (Exhibit 4(a)(2)(iii), File No. 33-32724).
       4b(59) -- January 1, 1990 (Exhibit 4b(59), 1989 Form 10-K,
                 File No. 1-2323).
       4b(60) -- June 1, 1990 (Exhibit 4(a). September 30, 1990 Form 10-Q,
                 File No. 1-2323).
       4b(61) -- August 1, 1990 (Exhibit 4(b), September 30, 1990 Form 10-Q,
                 File No. 1-2323).
       4b(62) -- May 1, 1991 (Exhibit 4(a), June 30, 1991 Form 10-Q,
                 File No. 1-2323).
       4b(63) -- May 1, 1992 (Exhibit 4(a)(3), File No. 33-48845).
       4b(64) -- July 31, 1992 (Exhibit 4(a)(3), File No. 33-57292).
       4b(65) -- January 1, 1993 (Exhibit 4b(65), 1992 Form 10-K,
                 File No. 1-2323).
       4b(66) -- February 1, 1993 (Exhibit 4b(66), 1992 Form 10-K,
                 File No. 1-2323).
       4b(67) -- May 20, 1993 (Exhibit 4(a), July 14, 1993 Form 8-K,
                 File No. 1-2323).
       4b(68) -- June 1, 1993 (Exhibit 4(b), July 14, 1993 Form 8-K,
                 File No. 1-2323).
       4b(69) -- September 15, 1994 (Exhibit 4(a), September 30, 1994 Form 10-Q,
                 File No. 1-2323).
       4b(70) -- May 1, 1995 (Exhibit 4(a), September 30, 1995 Form 10-Q,
                 File No. 1-2323).
       4b(71) -- May 2, 1995 (Exhibit 4(b), September 30, 1995 Form 10-Q,
                 File No. 1-2323).
       4b(72) -- June 1, 1995 (Exhibit 4(c), September 30, 1995 Form 10-Q,
                 File No. 1-2323).
       4b(73) -- July 15, 1995 (Exhibit 4b(73), 1995 Form 10-K, File No. 1-232).
       4b(74) -- August 1, 1995 (Exhibit 4b(74), 1995 Form 10-K,
                 File No. 1-2323).
       4b(75) -- June 15, 1997 (Exhibit 4(a), Form S-4 File No. 333-35931, filed by Cleveland Electric and Toledo Edison).
       4b(76) -- October 15, 1997 (Exhibit 4(a), Form S-4 File No. 333-47651,
                 filed by Cleveland Electric).
       4b(77) -- June 1, 1998 (Exhibit 4b(77), Form S-4 File No. 333-72891).
       4b(78) -- October 1, 1998 (Exhibit 4b(78), Form S-4 File No. 333-72891).
       4b(79) -- October 1, 1998 (Exhibit 4b(79), Form S-4 File No. 333-72891).
       4b(80) -- February 24, 1999 (Exhibit 4b(80), Form S-4 File
                 No. 333-72891).
       4b(81) -- September 29, 1999. (Exhibit 4b(81), 1999 Form 10-K,
                 File No. 1-2323).
       4b(82) -- January 15, 2000. (Exhibit 4b(82), 1999 Form 10-K,
                 File No. 1-2323).
       4b(83) -- May 15, 2002 (Exhibit 4b(83), 2002 Form 10-K, Fil
                 File No. 1-2323).

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

   (A) 4-1    -- Indenture dated as of December 1, 2003 between CEI and JPMorgan
                 Chase Bank, as Trustee.

Exhibit
Number
------

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

    (A)13.2   -- CEI 2003 Annual Report to Stockholders. (Only those
                 portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

    (A)21.2   -- List of Subsidiaries of the Registrant at December 31, 2003.

    (A)  Provided herein in electronic format as an exhibit.

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

3.   Exhibits - Toledo Edison (TE)

Exhibit
Number

       3a     -- Amended Articles of Incorporation of TE, as amended effective
                 October 2, 1992 (Exhibit 3a,  1992 Form 10-K, File No. 1-3583).

       3b     -- Amended and Restated Code of Regulations, dated March 15, 2002.
                 (2001 Form 10-K, Exhibit 3b)

    (B)4b(1) b-- Indenture, dated as of April 1, 1947, between TE and The
                 Chase National Bank of the City of New York (now The Chase Manhattan Bank (National Association)) (Exhibit 2(b),
                 File No. 2-26908).

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

Exhibit
Number
------

       4b(20) -- November 1, 1981 (Exhibit 4(c), File No. 2-74485).
       4b(21) -- June 1, 1982 (Exhibit 4(c), File No. 2-77763).
       4b(22) -- September 1, 1982 (Exhibit 4(x), File No. 2-87323).
       4b(23) -- April 1, 1983 (Exhibit 4(c), March 31, 1983, Form 10-Q, File
                 No. 1-3583).
       4b(24) -- December 1, 1983 (Exhibit 4(x), 1983 Form 10-K, File
                 No. 1-3583).
       4b(25) -- April 1, 1984 (Exhibit 4(c), File No. 2-90059).
       4b(26) -- October 15, 1984 (Exhibit 4(z), 1984 Form 10-K, File
                 No. 1-3583).
       4b(27) -- October 15, 1984 (Exhibit 4(aa), 1984 Form 10-K, File
                 No. 1-3583).
       4b(28) -- August 1, 1985 (Exhibit 4(dd), File No. 33-1689).
       4b(29) -- August 1, 1985 (Exhibit 4(ee), File No. 33-1689).
       4b(30) -- December 1, 1985 (Exhibit 4(c), File No. 33-1689).
       4b(31) -- March 1, 1986 (Exhibit 4b(31), 1986 Form 10-K, File
                 No. 1-3583).
       4b(32) -- October 15, 1987 (Exhibit 4, September 30, 1987 Form 10-Q, File
                 No. 1-3583).
       4b(33) -- September 15, 1988 (Exhibit 4b(33), 1988 Form 10-K, File
                 No. 1-3583).
       4b(34) -- June 15, 1989 (Exhibit 4b(34), 1989 Form 10-K, File
                 No. 1-3583).
       4b(35) -- October 15, 1989 (Exhibit 4b(35), 1989 Form 10-K, File
                 No. 1-3583).
       4b(36) -- May 15, 1990 (Exhibit 4, June 30, 1990 Form 10-Q, File
                 No. 1-3583).
       4b(37) -- March 1, 1991 (Exhibit 4(b), June 30, 1991 Form 10-Q, File
                 No. 1-3583).
       4b(38) -- May 1, 1992 (Exhibit 4(a)(3), File No. 33-48844).
       4b(39) -- August 1, 1992 (Exhibit 4b(39), 1992 Form 10-K, File
                 No. 1-3583).
       4b(40) -- October 1, 1992 (Exhibit 4b(40), 1992 Form 10-K, File
                 No. 1-3583).
       4b(41) -- January 1, 1993 (Exhibit 4b(41), 1992 Form 10-K, File
                 No. 1-3583).
       4b(42) -- September 15, 1994 (Exhibit 4(b), September 30, 1994 Form 10-Q,
                 File No. 1-3583).
                 No. 1-3583).
       4b(44) -- June 1, 1995 (Exhibit 4(e), September 30, 1995 Form 10-Q, File
                 No. 1-3583).
       4b(45) -- July 14, 1995 (Exhibit 4(f), September 30, 1995 Form 10-Q, File
                 No. 1-3583).
       4b(46) -- July 15, 1995 (Exhibit 4(g), September 30, 1995 Form 10-Q, File
                 No. 1-3583).
       4b(47) -- August 1, 1997 (Exhibit 4b(47), 1998 Form 10-K, Fil
                 No. 1-3583).
       4b(48) -- June 1, 1998 (Exhibit 4b (48), 1998 Form 10-K, File
                 No. 1-3583).
       4b(49) -- January 15, 2000 (Exhibit 4b(49), 1999 Form 10-K, File
                 No 1-3583).
       4b(50) -- May 1, 2000 (Exhibit 4b(50), 2000 Form 10-K, File No. 1-3583).
       4b(51) -- September 1, 2000 (Exhibit 4b(51), 2002 Form 10-K, File
                 No. 1-3583).
       4b(52) -- October 1, 2002 (Exhibit 4b(52), 2002 Form 10-K, File
                 No. 1-3583).
   (A) 4b(53) -- April 1, 2003 (Exhibit 4b(53).

    (A) 12.4  -- Consolidated fixed charge ratios.

    (A) 13.3  -- TE 2003 Annual  Report to  Stockholders.  (Only those  portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

    (A) 21.3  --   List of Subsidiaries of the Registrant at December 31, 2003.

    (A)  Provided herein in electronic format as an exhibit.

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

Exhibit
Number
------

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

Exhibit
Number
------

       4-A-14 -- Twenty-second Supplemental Indenture of JCP&L, dated August 1,
                 1973 - Incorporated by reference to Exhibit 5-A-14, Registration No. 2-59785.

       4-A-15 -- Twenty-third Supplemental Indenture of JCP&L, dated October 1,
                 1973 - Incorporated by reference to Exhibit A-15, Registration No. 2-59785.

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

       4-A-18 -- Twenty-sixth Supplemental Indenture of JCP&L, dated March 1,
                 1975 - Incorporated by reference to Exhibit 5-A-18, Registration No. 2-59785.

       4-A-19 -- Twenty-seventh Supplementa Indenture of JCP&L, dated July 1,
                 1975 - Incorporated by reference to Exhibit 5-A-19, Registration No. 2-59785.

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

Exhibit
Number
------

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

Exhibit
Number
------

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

Exhibit
Number
------

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

       4-B-41 -- Supplemental Indenture of Met-Ed, dated May 1, 2001.

   (A) 4-B-42 -- Supplemental Indenture of Met-Ed, dated March 1,2003.

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

Exhibit
Number
------

       4-C-4  -- Supplemental Indenture of Penelec, dated September 1, 1984 -
                 Incorporated by reference to Exhibit 4-A(4), Registration No. 33-49669.

       4-C-5  -- Supplemental Indenture of Penelec, dated December 1, 1985 -
                 Incorporated by reference to Exhibit 4-A(5), Registration No. 33-49669.

       4-C-6  -- Supplemental Indenture of Penelec, dated December 1, 1986 -
                 Incorporated by reference to Exhibit 4-A(6), Registration No. 33-49669.

       4-C-7  -- Supplemental Indenture of Penelec, dated May 1, 1989 -
                 Incorporated by reference to Exhibit 4-A(7), Registration No. 33-49669.

       4-C-8  -- Supplemental Indenture of Penelec, dated December 1, 1990 -
                 Incorporated by reference to Exhibit 4-A(8), Registration No. 33-45312.

       4-C-9  -- Supplemental Indenture of Penelec, dated March 1, 1992 -
                 Incorporated by reference to Exhibit 4-A(9), Registration No. 33-45312.

       4-C-10 -- Supplemental Indenture of Penelec, dated June 1, 1993 -
                 Incorporated by reference to Exhibit C-73, 1993 Annual Report of GPU on Form U5S, SEC File No. 30-126.

       4-C-11 -- Supplemental Indenture of Penelec, dated November 1, 1995 -
                 Incorporated by reference to Exhibit 4-C-11, 1995 Annual Report on Form 10-K, SEC File No.1-3522.

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

       4-C-14 -- Indenture between Penelec and United States Trust Company of
                 New York, dated June 1, 1999 - Incorporated by reference to No. 70-9327.

       4-C-15 -- First Supplemental Indenture between Penelec and United States
                 Trust Company of New York, dated August 1, 2000 - Incorporated by reference to Exhibit 4-B, June 30, 2000 Quarterly Report on Form 10-Q, SEC File No. 1-3522.

       4-C-16 -- Supplemental Indenture of Penelec, dated May 1, 2001.

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

Exhibit
Number
------

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

      10-B    -- Form of Amendment, effective November 7, 2001, to Deferred
                 Remuneration Plan for Outside Directors of Jersey Central Power and Light Company.

  (A) 12.6    -- Consolidated fixed charge ratios - JCP&L.

  (A) 12.7    -- Consolidated fixed charge ratios - Met-Ed.

  (A) 12.8    -- Consolidated fixed charge ratios - Penelec.

  (A) 13.5    -- JCP&L 2003 Annual Report to Stockholders (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with SEC.)

  (A) 13.6    -- Met-Ed 2003 Annual Report to Stockholders (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with SEC.)

  (A) 13.7    -- Penelec 2003 Annual Report to Stockholders (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with SEC.)

  (A) 21.4    -- List of Subsidiaries of JCP&L at December 31, 2003.

  (A) 21.5    -- List of Subsidiaries of Met-Ed at December 31, 2003.

  (A) 21.6    -- List of Subsidiaries of Penelec at December 31, 2003.

  (A) 23.3    -  Consent of Independent Accountants - Penelec.

  (A) 31.2    -  Certification of chief financial officer, as adopted pursuan
                 t to Rule 13a-15(e)/15d-15(e).

  (A) 31.3    -  Certification of chief executive officer, as adopted pursuant to Rule 13a-15(e)/15d-15(e).

  (A) 32.2    -  Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350.

  (A) Provided here in electronic format as an exhibit.

          (b) Reports on Form 8-K

          FirstEnergy-

          FirstEnergy filed the following eight reports on Form 8-K since September 30, 2003: A report dated November 13, 2003 reported the announcement of a settlement agreement of FirstEnergy's claim against NRG Energy for the cancellation of a generating plants sale. A report dated November 21, 2003 reported FirstEnergy received a subpoena for Davis-Besse related matters. A report dated December 22, 2003 reported FirstEnergy Chief Executive Officer H. Peter Burg on extended medical leave. A report dated December 23, 2003 reported Standard and Poor's lowers credit ratings for FirstEnergy and subsidiaries. A report dated January 13, 2004 reported FirstEnergy Chief Executive Officer H. Peter Burg passed away. A report dated January 20, 2004 reported Anthony J. Alexander elected as FirstEnergy Chief Executive Officer and George M. Smart elected as FirstEnergy Chairman of the Board of Directors. A report dated February 9, 2004 reported Moody's lowered debt ratings for FirstEnergy and subsidiaries. A report dated March 8, 2004 reported that FirstEnergy began Davis-Besse restart with NRC authorization.

          OE

          OE filed the following five reports on Form 8-K since September 30, 2003: A report dated December 22, 2003 reported FirstEnergy Chief Executive Officer H. Peter Burg on extended medical leave. A report dated December 23, 2003 reported Standard and Poor's lowers credit ratings for FirstEnergy and subsidiaries. A report dated January 13, 2004 reported FirstEnergy Chief Executive Officer H. Peter Burg passed away. A report dated January 20, 2004 reported Anthony J. Alexander elected as FirstEnergy Chief Executive Officer and George M. Smart elected as FirstEnergy Chairman of the Board of Directors. A report dated February 9, 2004 reported Moody's lowered debt ratings for FirstEnergy and subsidiaries.

          CEI and TE

          CEI and TE each filed the following nine reports on Form 8-K since September 30, 2003: A report dated October 21, 2003 reported the filing of a proposed rate stabilization plan with the PUCO. A report dated November 13, 2003 reported the announcement of a settlement agreement of FirstEnergy's claim against NRG Energy for the cancellation of a generating plants sale. A report dated November 21, 2003 reported FirstEnergy received a subpoena for Davis-Besse related matters. A report dated December 22, 2003 reported FirstEnergy Chief Executive Officer H. Peter Burg on extended medical leave. A report dated December 23, 2003 reported Standard and Poor's lowers credit ratings for FirstEnergy and subsidiaries. A report dated January 13, 2004 reported FirstEnergy Chief Executive Officer H. Peter Burg passed away. A report dated January 20, 2004 reported Anthony J. Alexander elected as FirstEnergy Chief Executive Officer and George M. Smart elected as FirstEnergy Chairman of the Board of Directors. A report dated February 9, 2004 reported Moody's lowered debt ratings for FirstEnergy and subsidiaries. A report dated March 8, 2004 reported that FirstEnergy began Davis-Besse restart with NRC authorization.


          Penn, JCP&L, Met-Ed and Penelec

          Penn, JCP&L, Met-Ed and Penelec filed the following five reports on Form 8-K since September 30, 2003: A report dated December 22, 2003 reported Chief Executive Officer H. Peter Burg on extended medical leave. A report dated December 23, 2003 reported Standard and Poor's lowers credit ratings for FirstEnergy and subsidiaries. A report dated January 13, 2004 reported FirstEnergy Chief Executive Officer H. Peter Burg passed away. A report dated January 20, 2004 reported Anthony J. Alexander elected as FirstEnergy Chief Executive Officer and George M. Smart elected as FirstEnergy Chairman of the Board of Directors. A report dated February 9, 2004 reported Moody's lowered debt ratings for FirstEnergy and subsidiaries.

                        Report of Independent Auditors on
                          Financial Statement Schedules



To the Stockholders and Board of Directors of FirstEnergy Corp.:

Our audits of the consolidated financial statements referred to in our report dated February 25, 2004 appearing in the 2003 Annual Report to Stockholders of FirstEnergy Corp. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules for the years ended December 31, 2003 and 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of FirstEnergy Corp. for the year ended December 31, 2001 was audited by other independent auditors who have ceased operations. Those independent auditors expressed an unqualified opinion on the financial statement schedule in their report dated March 18, 2002.



PricewaterhouseCoopers LLP

Cleveland, Ohio
February 25, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.



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



ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 18, 2002.

                        Report of Independent Auditors on
                          Financial Statement Schedules



To the Stockholders and Board of Directors of Ohio Edison Company:

Our audits of the consolidated financial statements referred to in our report dated February 25, 2004 appearing in the 2003 Annual Report to Stockholders of Ohio Edison Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules for the years ended December 31, 2003 and 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of Ohio
Edison Company for the year ended December 31, 2001 was audited by other independent auditors who have ceased operations. Those independent auditors expressed an unqualified opinion on the financial statement schedule in their report dated March 18, 2002.



PricewaterhouseCoopers LLP

Cleveland, Ohio
February 25, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.



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



ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 18, 2002.

                        Report of Independent Auditors on
                          Financial Statement Schedules



To the Stockholders and Board of Directors of The Cleveland Electric Illuminating Company:

Our audits of the consolidated financial statements referred to in our report dated February 25, 2004 appearing in the 2003 Annual Report to Stockholders of The Cleveland Electric Illuminating Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Cleveland, Ohio
February 25, 2004

                        Report of Independent Auditors on
                          Financial Statement Schedules



To the Stockholders and Board of Directors of The Toledo Edison Company:

Our audits of the consolidated financial statements referred to in our report dated February 25, 2004 appearing in the 2003 Annual Report to Stockholders of The Toledo Edison Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Cleveland, Ohio
February 25, 2004

                        Report of Independent Auditors on
                          Financial Statement Schedules



To the Stockholders and Board of Directors of Pennsylvania Power Company:

Our audits of the financial statements referred to in our report dated February 25, 2004 appearing in the 2003 Annual Report to Stockholders of Pennsylvania Power Company (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules for the years ended December 31, 2003 and 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. The financial statement schedule of Pennsylvania Power Company for the year ended December 31, 2001 was audited by other independent auditors who have ceased operations. Those independent auditors expressed an unqualified opinion on the financial statement schedule in their report dated March 18, 2002.



PricewaterhouseCoopers LLP

Cleveland, Ohio
February 25, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.



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



ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 18, 2002.

                        Report of Independent Auditors on
                          Financial Statement Schedules



To the Stockholders and Board of Directors of Jersey Central Power & Light Company:

Our audits of the consolidated financial statements referred to in our report dated February 25, 2004 appearing in the 2003 Annual Report to Stockholders of Jersey Central Power & Light Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules for the years ended December 31, 2003 and 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of Jersey Central Power & Light Company for the year ended December 31, 2001 was audited by other independent auditors who have ceased operations. Those independent auditors expressed an unqualified opinion on the financial statement schedule in their report dated March 18, 2002.



PricewaterhouseCoopers LLP

Cleveland, Ohio
February 25, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.



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



ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 18, 2002.

                        Report of Independent Auditors on
                          Financial Statement Schedules



To the Stockholders and Board of Directors of Metropolitan Edison Company:

Our audits of the consolidated financial statements referred to in our report dated February 25, 2004 appearing in the 2003 Annual Report to Stockholders of Metropolitan Edison Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules for the years ended December 31, 2003 and 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of Metropolitan Edison Company for the year ended December 31, 2001 was audited by other independent auditors who have ceased operations. Those independent auditors expressed an unqualified opinion on the financial statement schedule in their report dated March 18, 2002.



PricewaterhouseCoopers LLP

Cleveland, Ohio
February 25, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.



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



ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 18, 2002.

                        Report of Independent Auditors on
                          Financial Statement Schedules



To the Stockholders and Board of Directors of Pennsylvania Electric Company:

Our audits of the consolidated financial statements referred to in our report dated February 25, 2004 appearing in the 2003 Annual Report to Stockholders of Pennsylvania Electric Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules for the years ended December 31, 2003 and 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The financial statement schedule of Pennsylvania Electric Company for the year ended December 31, 2001 was audited by other independent auditors who have ceased operations. Those independent auditors expressed an unqualified opinion on the financial statement schedule in their report dated March 18, 2002.



PricewaterhouseCoopers LLP

Cleveland, Ohio
February 25, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.



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



ARTHUR ANDERSEN LLP

Cleveland, Ohio,
March 18, 2002.


                                                                                                          SCHEDULE II

                                                           FIRSTENERGY CORP.

                                            CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                         FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                        Additions
                                                                 ---------------------
                                                                               Charged
                                                   Beginning     Charged       to Other                    Ending
              Description                           Balance      to Income     Accounts      Deductions     Balance
              -----------                          ---------     ---------    ----------     ----------     -------
                                                                           (In thousands)
 Year Ended December 31, 2003:

   Accumulated provision for
     uncollectible accounts - customers.........  $  52,514      $63,535      $15,966 (a)      $81,768 (c)  $  50,247
                                                  =========      =======      =======          =======      =========
                            - other.............  $  12,851      $ 6,516      $10,002 (a)      $11,086      $  18,283
                                                  =========      =======      =======          =======      =========
   Loss carryforward
     tax valuation reserve......................  $ 482,061      $29,575      $50,503          $91,326 (d)  $ 470,813
                                                  =========      =======      =======          =======      =========

 Year Ended December 31, 2002:

   Accumulated provision for
     uncollectible accounts - customers.........  $  65,358      $43,601     $  5,637 (a)      $62,082(c)   $  52,514
                                                  =========      =======     ========          =======      =========
                            - other.............  $   7,947      $ 4,316      $ 4,089          $ 3,501      $  12,851
                                                  =========      =======      =======          =======      =========
   Loss carryforward
     tax valuation reserve......................  $ 459,170      $17,500     $  5,391          $    --       $482,061
                                                  =========      =======     ========          =======       ========

 Year Ended December 31, 2001:

   Accumulated provision for
     uncollectible accounts - customers.........  $  32,251      $27,805     $ 41,071(a)(b)    $35,769(c)   $  65,358
                                                  =========      =======     ========          =======      =========
                            - other.............  $   4,035       $3,912     $     --          $    --      $   7,947
                                                  =========      =======     ========          =======      =========
   Loss carryforward
     tax valuation reserve (Unaudited)..........  $      --      $    --     $459,170          $    --      $ 459,170
                                                  =========      =======     ========          =======      =========


---------------------

(a) Represents recoveries and reinstatements of accounts previously written off.
(b) Represents amount assumed from the former GPU companies as of November 7, 2001, the effective date of the merger.
(c) Represents the write-off of accounts considered to be uncollectible.
(d) Includes a reclassification of a valuation allowance to a contingent liability.




                                                                                                     SCHEDULE II
                                                OHIO EDISON COMPANY

                                   CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                   Additions
                                                             ---------------------
                                                                          Charged
                                                 Beginning    Charged     to Other                     Ending
            Description                           Balance    to Income    Accounts      Deductions     Balance
            -----------                          ---------   ---------    --------      ----------     -------
                                                                     (In thousands)
Year Ended December 31, 2003:

   Accumulated provision for
      uncollectible accounts - customers......   $  5,240     $18,157     $4,384 (a)     $19,034 (b)   $ 8,747
                                                 ========     =======     ======         =======       =======
                             - other..........   $  1,000     $ 1,282     $   --         $    --       $ 2,282
                                                 ========     =======     ======         =======       =======


Year Ended December 31, 2002:

   Accumulated provision for
      uncollectible accounts - customers......   $  4,522     $12,792     $2,777(a)      $14,851       $ 5,240
                                                 ========     =======     ======         =======       =======
                             - other..........   $  1,000     $    --     $   --         $    --       $ 1,000
                                                 ========     =======     ======         =======       =======


Year Ended December 31, 2001:

   Accumulated provision for
      uncollectible accounts - customers......   $ 11,777     $16,460     $2,401(a)      $26,116       $ 4,522
                                                 ========     =======     ======         =======       =======
                             - other..........   $  1,000     $    --     $   --         $    --       $ 1,000
                                                 ========     =======     ======         =======       =======
--------------------

(a) Represents recoveries and reinstatements of accounts previously written off.
(b) Represents the write-off of accounts considered to be uncollectible.

                                                        74


                                                                                                           SCHEDULE II

                                    THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

                                   CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                      Additions
                                                                ---------------------
                                                                              Charged
                                                  Beginning     Charged        to Other                      Ending
             Description                           Balance      to Income     Accounts      Deductions       Balance
             -----------                          ---------     ---------     ---------     ----------       -------
                                                                          (In thousands)
 Year Ended December 31, 2003:

    Accumulated provision for
       uncollectible accounts..................     $1,015      $   765       $   --            $  15         $1,765
                                                    ======      =======       ======            =====         ======


 Year Ended December 31, 2002:

    Accumulated provision for
       uncollectible accounts..................     $1,015   $       --       $   --           $   --         $1,015
                                                    ======   ==========       ======           ======         ======


 Year Ended December 31, 2001:

    Accumulated provision for
       uncollectible accounts..................     $1,000     $     15       $   --           $   --         $1,015
                                                    ======     ========       ======           ======         ======


                                                        75

                                                                                                         SCHEDULE II

                                             THE TOLEDO EDISON COMPANY

                                   CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                    Additions
                                                               ---------------------
                                                                             Charged
                                                 Beginning     Charged        to Other                      Ending
            Description                           Balance     to Income      Accounts      Deductions       Balance
                                                 ---------     ---------     --------      ----------      --------
                                                                          (In thousands)
Year Ended December 31, 2003:

   Accumulated provision for
      uncollectible accounts..................   $      2       $1,160       $   712 (c)     $ 1,840 (c)   $     34
                                                 ========       ======       =======         =======       ========


Year Ended December 31, 2002:

   Accumulated provision for
      uncollectible accounts..................   $      2       $   --       $    --         $    --       $      2
                                                 ========       ======       =======         =======       ========


Year Ended December 31, 2001:

   Accumulated provision for
      uncollectible accounts..................   $     --       $    2       $    --         $    --       $      2

                                                 ========       ======       =======         =======       ========
--------------------

(a) Represents recoveries and reinstatements of accounts previously written off.
(b) Represents the write-off of accounts considered to be uncollectible.



                                                                                                       SCHEDULE  II


                                             PENNSYLVANIA POWER COMPANY

                                         VALUATION AND QUALIFYING ACCOUNTS
                                FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                     Additions
                                                               -----------------------
                                                                             Charged
                                                 Beginning     Charged       to Other                       Ending
            Description                           Balance      to Income     Accounts      Deductions       Balance
                                                 ---------     ---------     ---------     ----------       -------
                                                                         (In thousands)
Year Ended December 31, 2003:

   Accumulated provision for
      uncollectible accounts - customers......   $    702       $1,931       $  664(a)        $2,528        $   769
                                                 ========       ======       ======           ======        =======
                             - other..........   $     --       $  102       $   --           $   --        $   102
                                                 ========       ======       ======           ======        =======


Year Ended December 31, 2002:

   Accumulated provision for
      uncollectible accounts - customers......     $  619       $1,808       $ 333 (a)        $2,058(b)      $ 702
                                                   ======       ======       =====            ======         =====


Year Ended December 31, 2001:

   Accumulated provision for
      uncollectible accounts - customers......     $  628       $1,172       $ 311 (a)        $1,492(b)      $ 619
                                                   ======       ======       =====            ======         =====
--------------------

(a) Represents recoveries and reinstatements of accounts previously written off.
(b) Represents the write-off of accounts considered to be uncollectible.



                                                                                                        SCHEDULE II
                      JERSEY CENTRAL POWER & LIGHT COMPANY

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                    Additions
                                                               ---------------------
                                                                             Charged
                                                 Beginning     Charged        to Other                      Ending
            Description                           Balance      to Income     Accounts      Deductions       Balance
            -----------                          ---------     ---------     --------      ----------       -------
                                                                              (In thousands)

Year Ended December 31, 2003:

   Accumulated provision for
      uncollectible accounts - customers......   $  4,509      $  7,867      $2,991 (a)      $11,071(b)     $ 4,296
                                                 ========      ========       ======          ======        =======
                             - other..........   $     --      $  1,183      $   --          $    --        $ 1,183
                                                 ========      ========      ======          =======        =======



Year Ended December 31, 2002:

   Accumulated provision for
      uncollectible accounts - customers......   $ 12,923      $  9,057      $1,305 (a)      $18,776(b)     $ 4,509
                                                 ========      ========      ======          =======        =======


Year Ended December 31, 2001:

          Accumulated provision for
     uncollectible accounts - customers
         Nov. 7-Dec. 31, 2001                    $ 12,858      $  1,869      $   57 (a)      $ 1,861(b)     $12,923
                                                 ========      ========     ========         =======        =======

         Jan. 1-Nov. 6, 2001                     $ 21,479      $    390      $1,778 (a)      $10,789(b)     $12,858
                                                 ========      ========      ======          =======        =======

--------------------

() Represents recoveries and reinstatements of accounts previously written off.
(b) Represents the write-off of accounts considered to be uncollectible.



                                                                                                        SCHEDULE II
                                            METROPOLITAN EDISON COMPANY

                                   CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                  Additions
                                                              ---------------------
                                                                            Charged
                                                 Beginning    Charged       to Other                       Ending
               Description                        Balance     to Income     Accounts      Deductions       Balance
                                                 ---------    ---------     --------      ----------       -------
                                                                     (In thousands)

Year Ended December 31, 2003:

   Accumulated provision for
      uncollectible accounts - customers......    $ 4,810      $ 8,617       $4,595 (a)     $13,079(b)     $  4,943
                                                  =======      =======       ======         =======        ========
                             - other..........    $    --      $    68       $   --         $    --        $     68
                                                  =======      =======       ======         =======        ========


Year Ended December 31, 2002:

   Accumulated provision for
      uncollectible accounts - customers......    $12,271      $ 3,332       $  851 (a)     $11,644(b)     $  4,810
                                                  =======      =======       ======         =======        ========


Year Ended December 31, 2001:

   Accumulated provision for
      uncollectible accounts  - customers
         Nov. 7-Dec. 31, 2001                     $11,244      $ 2,669       $   78 (a)     $ 1,720(b)     $ 12,271
                                                  =======      =======       ======         =======        ========
____________________________________________________________________________________________________________________

         Jan. 1-Nov. 6, 2001                      $13,004      $ 7,354       $  743 (a)     $ 9,857(b)     $ 11,244
                                                  =======      =======       ======         =======        ========

--------------------

(a) Represents recoveries and reinstatements of accounts previously written off.
(b) Represents the write-off of accounts considered to be uncollectible.



                                                                                                         SCHEDULE II
                                           PENNSYLVANIA ELECTRIC COMPANY

                                   CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                   Additions
                                                               ---------------------
                                                                             Charged
                                                 Beginning      Charged      to Other                      Ending
            Description                           Balance      to Income     Accounts      Deductions      Balance
                                                 ---------     ---------     ---------     ----------      --------
                                                                          (In thousands)

Year Ended December 31, 2003:

   Accumulated provision for
      uncollectible accounts - customers......   $  6,216     $  9,287       $3,995 (a)     $13,665(b)    $  5,833
                                                 ========     ========       ======         =======       ========
                             - other..........   $     --     $    399       $   --         $    --       $    399
                                                 ========     ========       ======         =======       ========


Year Ended December 31, 2002:

   Accumulated provision for
      uncollectible accounts - customers......   $ 14,719     $  2,991       $  704 (a)     $12,198(b)    $  6,216
                                                 ========     ========       ======         =======       ========


Year Ended December 31, 2001:

   Accumulated provision for
      uncollectible accounts - customers
         Nov. 7-Dec. 31, 2001                    $ 13,509     $  3,686       $   83 (a)     $ 2,559(b)    $ 14,719
                                                 ========     ========       ======         =======       ========

--------------------------------------------------------------------------------------------------------------------

         Jan. 1-Nov. 6, 2001                     $ 14,851     $ 10,833       $1,069 (a)     $13,244(b)    $ 13,509
                                                 ========      =======       ======         =======       ========


--------------------

(a) Represents recoveries and reinstatements of accounts previously written off.
(b) Represents the write-off of accounts considered to be uncollectible.

                                                        80

                                   SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   FIRSTENERGY CORP.


                                   BY  /s/ Anthony J. Alexander
                                       ----------------------------------------
                                           Anthony J. Alexander
                                           President and Chief Executive Officer


Date:  March 15, 2004

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:




/s/George M. Smart                   /s/Anthony J. Alexander
--------------------------------     ---------------------------------------
   George M. Smart                     Anthony J. Alexander
   Chairman of the Board               President and Chief Executive Officer
                                       and Director (Principal
                                       Executive Officer)


/s/Richard H. Marsh                  /s/Harvey L. Wagner
--------------------------------     ---------------------------------------
   Richard H. Marsh                    Harvey L. Wagner
   Senior Vice President and           Vice President, Controller and
   Chief Financial Officer             Chief Accounting Officer
   (Principal Financial Officer)       (Principal Accounting Officer)


/s/Paul T. Addison
--------------------------------     ---------------------------------------
   Paul T. Addison                     Robert N. Pokewaldt
   Director                            Director


/s/William T. Cottle                 /s/Paul J. Powers
--------------------------------     ---------------------------------------
   William T. Cottle                   Paul J. Powers
   Director                            Director


/s/Carol A. Cartwright               /s/Catherine A. Rein
--------------------------------     ---------------------------------------
   Carol A. Cartwright                 Catherine A. Rein
   Director                            Director


/s/Robert B. Heisler, Jr.            /s/Robert C. Savage
--------------------------------     ---------------------------------------
   Robert B. Heisler, Jr.              Robert C. Savage
   Director                            Director


/s/Robert L. Loughhead               /s/Jesse T. Williams, Sr.
--------------------------------     ---------------------------------------
   Robert L. Loughhead                 Jesse T. Williams, Sr.
   Director                            Director


/s/Russell W. Maier                  /s/Patricia K. Woolf
--------------------------------     ---------------------------------------
   Russell W. Maier                   Patricia K. Woolf
   Director                            Director


--------------------------------
/s/John M. Pietruski
   John M. Pietruski
   Director


Date:  March 15, 2004

                                   SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          OHIO EDISON COMPANY


                                          BY     /s/  Anthony J. Alexander
                                                 -----------------------------
                                                    Anthony J. Alexander
                                                    President



Date:  March 15, 2004



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/ Anthony J. Alexander                /s/Richard H. Marsh
-----------------------------------     ---------------------------------------
    Anthony J. Alexander                   Richard H. Marsh
    President and Director                 Senior Vice President and Director
    (Principal Executive Officer)          (Principal Financial Officer)




/s/ Harvey L. Wagner                    /s/Leila L. Vespoli
-----------------------------------     ---------------------------------------
    Harvey L. Wagner                       Leila L. Vespoli
    Vice President and Controller          Senior Vice President and Director
    (Principal Accounting Officer)



Date:  March 15, 2004

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


                                              THE CLEVELAND ELECTRIC
                                                 ILLUMINATING COMPANY


                                              BY   /s/  Anthony J. Alexander
                                                   ----------------------------
                                                      Anthony J. Alexander
                                                      President



Date:  March 15, 2004



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:




/s/ Anthony J. Alexander                 /s/Richard H. Marsh
----------------------------------       ---------------------------------------
    Anthony J. Alexander                    Richard H. Marsh
    President and Director                  Senior Vice President and Director
    (Principal Executive Officer)           (Principal Financial Officer)




/s/ Harvey L. Wagner                     /s/Leila L. Vespoli
----------------------------------          ------------------------------------
    Harvey L. Wagner                        Leila L. Vespoli
    Vice President and Controller           Senior Vice President and Director
    (Principal Accounting Officer)



Date:  March 15, 2004

                                   SIGNATURES





           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           THE TOLEDO EDISON COMPANY


                                           BY   /s/  Anthony J. Alexander
                                                --------------------------
                                                   Anthony J. Alexander
                                                   President



Date:  March 15, 2004



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:




/s/ Anthony J. Alexander                   /s/Richard H. Marsh
----------------------------------         -------------------------------------
    Anthony J. Alexander                      Richard H. Marsh
    President and Director                    Senior Vice President and Director
    (Principal Executive Officer)             (Principal Financial Officer)




/s/ Harvey L. Wagner                       /s/Leila L. Vespoli
----------------------------------         -------------------------------------
    Harvey L. Wagner                          Leila L. Vespoli
    Vice President and Controller             Senior Vice President and Director
    (Principal Accounting Officer)



Date:  March 15, 2004

                                   SIGNATURES





           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           JERSEY CENTRAL POWER & LIGHT COMPANY


                                           BY   /s/  Stephen E. Morgan
                                                --------------------------------
                                                   Stephen E. Morgan
                                                   President



Date:  March 15, 2004


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



/s/ Stephen E. Morgan                     s/Richard H. Marsh
----------------------------------       ---------------------------------------
    Stephen E. Morgan                       Richard H. Marsh
    President and Director                  Senior Vice President
    (Principal Executive Officer)           (Principal Financial Officer)



/s/ Harvey L. Wagner                     /s/Leila L. Vespoli
----------------------------------       ---------------------------------------
    Harvey L. Wagner                        Leila L. Vespoli
    Vice President and Controller           Senior Vice President and Director
    (Principal Accounting Officer)



/s/ Charles E. Jones                     /s/Stanley C. Van Ness
----------------------------------       ---------------------------------------
    Charles E. Jones                        Stanley C. Van Ness
    Director                                Director



/s/ Gelorma E. Persson                   /s/Mark A. Julian
----------------------------------       ---------------------------------------
    Gelorma E. Persson                      Mark A. Julian
    Director                                Director


----------------------------------
/s/ Bradley S. Ewing
    Bradley S. Ewing
    Director



Date:  March 15, 2004

                                   SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            METROPOLITAN EDISON COMPANY


                                            BY   /s/  Anthony J. Alexander
                                                 -----------------------------
                                                    Anthony J. Alexander
                                                    President



Date:  March 15, 2004



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:




/s/ Anthony J. Alexander                  /s/Richard H. Marsh
-----------------------------------       --------------------------------------
    Anthony J. Alexander                     Richard H. Marsh
    President and Director                   Senior Vice President and Director
    (Principal Executive Officer)            (Principal Financial Officer)




/s/ Harvey L. Wagner                      /s/Leila L. Vespoli
-----------------------------------       --------------------------------------
    Harvey L. Wagner                         Leila L. Vespoli
    Vice President and Controller            Senior Vice President and Director
    (Principal Accounting Officer)




Date:  March 15, 2004

                                   SIGNATURES



          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PENNSYLVANIA ELECTRIC COMPANY


                                          BY   /s/  Anthony J. Alexander
                                               -------------------------------
                                                  Anthony J. Alexander
                                                  President



Date:  March 15, 2004



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:




/s/ Anthony J. Alexander                /s/Richard H. Marsh
----------------------------------      --------------------------------------
    Anthony J. Alexander                   Richard H. Marsh
    President and Director                 Senior Vice President and Director
    (Principal Executive Officer)          (Principal Financial Officer)




/s/ Harvey L. Wagner                    /s/Leila L. Vespoli
----------------------------------      --------------------------------------
    Harvey L. Wagner                       Leila L. Vespoli
    Vice President and Controller          Senior Vice President and Director
    (Principal Accounting Officer)



Date:  March 15, 2004

                                   SIGNATURES



           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PENNSYLVANIA POWER COMPANY


                                          BY   /s/  Anthony J. Alexander
                                               -------------------------------
                                                    Anthony J. Alexander
                                                    President



Date:  March 15, 2004




          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:




/s/ Anthony J. Alexander                  /s/Richard H. Marsh
-------------------------------------     --------------------------------------
    Anthony J. Alexander                     Richard H. Marsh
    President and Director                   Senior Vice President and Director
    (Principal Executive Officer)            (Principal Financial Officer)




/s/ Harvey L. Wagner                      /s/Leila L. Vespoli
-------------------------------------     --------------------------------------
    Harvey L. Wagner                         Leila L. Vespoli
    Vice President and Controller            Senior Vice President and Director
    (Principal Accounting Officer)



Date:  March 15, 2004