Form 10-K/A
period 2004-12-31
CLEVELAND ELECTRIC ILLUMINATING CO; TOLEDO EDISON CO
filed 2005-05-03
CIK 20947, 352049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission	Registrant; State of Incorporation;	I.R.S. Employer
File Number	Address; and Telephone Number	Identification No.

AMENDMENT NO.1

333-21011	FIRSTENERGY CORP.	34-1843785
(An Ohio Corporation)
76 South Main Street
Akron, OH 44308
Telephone (800)736-3402

1-2323	THE CLEVELAND ELECTRIC ILLUMINATING COMPANY	34-0150020
(An Ohio Corporation)
c/o FirstEnergy Corp.
76 South Main Street
Akron, OH 44308
Telephone (800)736-3402

1-3583	THE TOLEDO EDISON COMPANY	34-4375005
(An Ohio Corporation)
c/o FirstEnergy Corp.
76 South Main Street
Akron, OH 44308
Telephone (800)736-3402

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each Exchange
Registrant	Title of Each Class	on Which Registered

FirstEnergy Corp.	Common Stock, $0.10 par value	New York Stock Exchange

The Cleveland Electric	Cumulative Serial Preferred Stock, without
Illuminating Company	par value:
	$7.40 Series A	Both series registered on New
	Adjustable Rate, Series L	York Stock Exchange

The Toledo Edison	Cumulative Preferred Stock, par value
Company	$100 per share:
	4-1/4% Series	American Stock Exchange

Cumulative Preferred Stock, par value
$25 per share:
	$2.365 Series	All series registered on
	Adjustable Rate, Series A	New York Stock Exchange
Adjustable Rate, Series B

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

(X)	FirstEnergy Corp.
( )	The Cleveland Electric Illuminating Company and The Toledo Edison Company,.

Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):

Yes (X) No ( )	FirstEnergy Corp.
Yes ( ) No (X)	The Cleveland Electric Illuminating Company and The Toledo Edison Company

State the aggregate market value of the common stock held by non-affiliates of the registrants: FirstEnergy Corp., $12,315,809,435 as of June 30, 2004; and for all other registrants, none.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	As of March 9, 2005

FirstEnergy Corp., $0.10 par value	329,836,276

The Cleveland Electric Illuminating Company, no par value	79,590,689
The Toledo Edison Company, $5 par value	39,133,887

FirstEnergy Corp. is the sole holder of The Cleveland Electric Illuminating Company and The Toledo Edison Company common stock.

Documents incorporated by reference (to the extent indicated herein):

PART OF FORM 10-K INTO WHICH DOCUMENT IS INCORPORTED
DOCUMENT

FirstEnergy Corp. Annual Report to Stockholders for
the fiscal year ended December 31, 2004 (Pages 4-85)	Part II

Proxy Statement for 2005 Annual Meeting of Stockholders
to be held May 17, 2005	Part III

This combined Form 10-K/A is separately filed by FirstEnergy Corp., The Cleveland Electric Illuminating Company and The Toledo Edison Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant, except that information relating to either of the FirstEnergy subsidiary registrants is also attributed to FirstEnergy.

EXPLANATORY NOTE

Item 2 - Properties of each registrant's Form 10-K for the year ended December 31, 2004 is hereby amended to correct footnote references indicating interests in generating units leased by The Cleveland Electric Illuminating Company (CEI) and The Toledo Edison Company (TE).

ITEM 2. PROPERTIES

The Companies’ respective first mortgage indentures constitute, in the opinion of the Companies’ counsel, direct first liens on substantially all of the respective Companies’ physical property, subject only to excepted encumbrances, as defined in the indentures. See “Leases” and “Capitalization” notes to the respective financial statements for information concerning leases and financing encumbrances affecting certain of the Companies’ properties.

The Companies own, individually or together as tenants in common, and/or lease, the generating units in service as of March 1, 2005, shown on the table below.

	___________		___________	___________		___________	___________	___________	___________		___________	___________		___________	___________	___________	___________	___________	___________
		NDC (MW)
			OE			Penn		CEI			TE			JCP&L		Met-Ed		FES
_________________________________	Unit	Total	%	MW		%	MW	%	MW		%	MW		%	MW	%	MW	%	MW
Plant - Location

Coal-Fired Units
Ashtabula- Ashtabula, OH	5	244	--		--	--	--	100.00%		244	--		--	--	--	--	--	--	--
Bay Shore-	1-4	631	--		--	--	--	--		--	100.00%		631	--	--	--	--	--	--
Toledo, OH
R. E. Burger- Shadyside, OH	3-5	406	100.00%		406	--	--	--		--	--		--	--	--	--	--	--	--
Eastlake-Eastlake, OH	1-5	1,233	--		--	--	--	100.00%		1,233	--		--	--	--	--	--	--	--
Lakeshore- Cleveland, OH	18	245	--		--	--	--	100.00%		245	--		--	--	--	--	--	--	--
Bruce Mansfield-	1	780	60.00%		468	33.50%	261	6.50%	(a)	51	--		--	--	--	--	--	--	--
Shippingport, PA	2	780	43.06%		336	9.36%	73	30.28%	(a)	236	17.30%	(a)	135	--	--	--	--	--	--
	3	800	49.34%		395	6.28%	50	24.47%	(a)	196	19.91%	(a)	159	--	--	--	--	--	--
W. H. Sammis-	1-6	1,620	100.00%		1,620	--	--	--		--	--		--	--	--	--	--	--	--
Stratton, OH	7	600	48.00%		288	20.80%	125	31.20%		187	--		--	--	--	--	--	--	--
Total		7,339	--		3,513		509	--		2,392	--		925	--	--	--	--	--	--

Nuclear Units
Beaver Valley-	1	821	35.00%		287	65.00%	534	--		--	--		--	--	--	--	--	--	--
Shippingport, PA	2	831	41.88%	(b)	348	13.74%	114	24.47%		203	19.91%	(c)	166	--	--	--	--	--	--
Davis-Besse-	1	883	--		--	--	--	51.38%		454	48.62%		429	--	--	--	--	--	--
Oak Harbor, OH
Perry- N. Perry Village, OH	1	1,260	30.00%	(b)	378	5.24%	66	44.85%		565	19.91%		251	--	--	--	--	--	--
Total		3,795			1,013		714			1,222			846		--		--		--

Oil/Gas-Fired/Pumped Storage Units
Richland-Defiance, OH	1-3	42	--		--	--	--	--		--	100.00%		42	--	--	--	--	--	--
	4-6	390	--		--	--	--	--		--	--		--	--	--	--	--	100.00%	390
Seneca-Warren, PA	1-3	435	--		--	--	--	100.00%		435	--		--	--	--	--	--	--	--
Sumpter- Sumpter Twp., MI	1-4	340	--		--	--	--	--		--	--		--	--	--	--	--	100.00%	340
West Lorain	1-1	120	100.00%		120	--	--	--		--	--		--	--	--	--	--	--	--
Lorain, OH	2-6	425	--		--	--	--	--		--	--		--	--	--	--	--	100.00%	425
Yard's Creek-Blairstown Twp., NJ	1-3	200	--		--	--	--	--		--	--		--	50%	200	--	--	--	--
Other		301			109		19			33			35		86		19		--
Total		2,253			229		19			468			77		286		19		1,155
Total		13,387			4,755		1,242			4,082			1,848		286		19		1,155

Notes:	(a)	CEI’s and TE's interests in Bruce Mansfield are leased except that CEI's interests in Unit 2 consist of 1.68% owned and 28.60% leased.
	(b)	OE’s interests consist of 20.22% owned and 21.66% leased for Beaver Valley Unit 2; and 17.42% owned (representing portion leased from a wholly owned subsidiary of OE) and 12.58% leased for Perry.
	(c)	TE’s interests consist of 1.65% owned and 18.26% leased.

Prolonged outages of existing generating units might make it necessary for the Companies, depending upon the demand for electric service upon their system, to use to a greater extent than otherwise, less efficient and less economic generating units, or purchased power, and in some cases may require the reduction of load during peak periods under the Companies’ interruptible programs, all to an extent not presently determinable.

The Companies’ generating plants and load centers are connected by a transmission system consisting of elements having various voltage ratings ranging from 23 kV to 500 kV. The Companies’ overhead and underground transmission lines aggregate 14,978 pole miles.

The Companies’ electric distribution systems include 114,177  miles of overhead pole line and underground conduit carrying primary, secondary and street lighting circuits. They own substations with a total installed transformer capacity of 91,117,000 kilovolt-amperes.

The transmission facilities that are owned and operated by ATSI also interconnect with those of AEP, DPL, Duquesne, Allegheny, MEC and Penelec. The transmission facilities of JCP&L, Met-Ed and Penelec are physically interconnected and are operated on an integrated basis as part of the PJM RTO.

FirstEnergy's distribution and transmission systems as of December 31, 2004, consist of the following:

	Substation
	Distribution	Transmission	Transformer
	Lines	Lines	Capacity
	(Miles)		(kV-amperes)

OE	29,402	550	8,318,000
Penn	5,636	44	1,750,000
CEI	24,860	2,144	9,300,000
TE	1,622	223	3,691,000
JCP&L	18,493	2,106	21,154,000
Met-Ed	14,424	1,407	9,985,000
Penelec	19,740	2,690	14,238,000
ATSI*	--	5,814	22,681,000

Total	114,177	14,978	91,117,000

*	Represents transmission lines of 69kv and above in service areas of OE, Penn, CEI and TE.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRSTENERGY CORP.
Registrant

THE CLEVELAND ELECTRIC
ILLUMINATING COMPANY
Registrant

THE TOLEDO EDISON COMPANY
Registrant

By:	/s/ Harvey L. Wagner
Harvey L. Wagner
Vice President, Controller and Chief Accounting Officer

Date: May 3, 2005