Form 10-Q
period 2007-09-30
CLEVELAND ELECTRIC ILLUMINATING CO; PENNSYLVANIA ELECTRIC CO; TOLEDO EDISON CO; FIRSTENERGY CORP; FirstEnergy Solutions Corp.; OHIO EDISON CO; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO
filed 2007-10-31
CIK 20947, 77227, 352049, 1031296, 1407703, 73960, 53456, 65350

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission	Registrant; State of Incorporation;	I.R.S. Employer
File Number	Address; and Telephone Number	Identification No.

333-21011	FIRSTENERGY CORP.	34-1843785
(An Ohio Corporation)
76 South Main Street
Akron, OH 44308
Telephone (800)736-3402

333-145140-01	FIRSTENERGY SOLUTIONS CORP.	31-1560186
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

Yes (X) No ( )	FirstEnergy Corp., FirstEnergy Solutions Corp., Ohio Edison Company, The Cleveland Electric Illuminating Company and Pennsylvania Electric Company
Yes ( ) No (X)	The Toledo Edison Company, Jersey Central Power & Light Company and Metropolitan Edison Company

Indicate by check mark whether any of the registrants is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer (X)	FirstEnergy Corp.
Accelerated Filer ( )	N/A
Non-accelerated Filer (X)
FirstEnergy Solutions Corp., Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company

Indicate by check mark whether any of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes (  )  No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF OCTOBER 31, 2007
FirstEnergy Corp., $.10 par value	304,835,407
FirstEnergy Solutions Corp., no par value	7
Ohio Edison Company, no par value	60
The Cleveland Electric Illuminating Company, no par value	67,930,743
The Toledo Edison Company, $5 par value	29,402,054
Jersey Central Power & Light Company, $10 par value	14,421,637
Metropolitan Edison Company, no par value	859,500
Pennsylvania Electric Company, $20 par value	4,427,577

FirstEnergy Corp. is the sole holder of FirstEnergy Solutions Corp., Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company common stock.

This combined Form 10-Q is separately filed by FirstEnergy Corp., FirstEnergy Solutions Corp., Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant, except that information relating to any of the FirstEnergy subsidiary registrants is also attributed to FirstEnergy Corp.

FirstEnergy Solutions Corp., Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to Form 10-Q.

This Form 10-Q includes forward-looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements include declarations regarding management’s intents, beliefs and current expectations. These statements typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “believe,” “estimate” and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by such forward-looking statements. Actual results may differ materially due to the speed and nature of increased competition in the electric utility industry and legislative and regulatory changes affecting how generation rates will be determined following the expiration of existing rate plans in Ohio and Pennsylvania, economic or weather conditions affecting future sales and margins, changes in markets for energy services, changing energy and commodity market prices, replacement power costs being higher than anticipated or inadequately hedged, the continued ability of FirstEnergy’s regulated utilities to collect transition and other charges or to recover increased transmission costs, maintenance costs being higher than anticipated, other legislative and regulatory changes including revised environmental requirements, the uncertainty of the timing and amounts of the capital expenditures needed to, among other things, implement the Air Quality Compliance Plan (including that such amounts could be higher than anticipated) or levels of emission reductions related to the Consent Decree resolving the New Source Review litigation or other potential regulatory initiatives, adverse regulatory or legal decisions and outcomes (including, but not limited to, the revocation of necessary licenses or operating permits and oversight) by the NRC (including, but not limited to, the Demand for Information issued to FENOC on May 14, 2007) as disclosed in the registrants’ SEC filings, the timing and outcome of various proceedings before the PUCO (including, but not limited to, the distribution rate cases and the generation supply plan filing for the Ohio Companies and the successful resolution of the issues remanded to the PUCO by the Ohio Supreme Court regarding the RSP and RCP, including the deferral of fuel costs) and the PPUC (including the resolution of the Petitions for Review filed with the Commonwealth Court of Pennsylvania with respect to the transition rate plan for Met-Ed and Penelec), the continuing availability of generating units and their the ability to operate at, or near full capacity, the ability to comply with applicable state and federal reliability standards, the inability to accomplish or realize anticipated benefits from strategic goals (including employee workforce initiatives), the ability to improve electric commodity margins and to experience growth in the distribution business, the ability to access the public securities and other capital markets and the cost of such capital, the outcome, cost and other effects of present and potential legal and administrative proceedings and claims related to the August 14, 2003 regional power outage,  the risks and other factors discussed from time to time in the registrants’ SEC filings, and other similar factors. The foregoing review of factors should not be construed as exhaustive. New factors emerge from time to time, and it is not possible to predict all such factors, nor assess the impact of any such factor on the registrants’ business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. Also, a security rating is not a recommendation to buy, sell or hold securities, and it may be subject to revision or withdrawal at any time and each such rating should be evaluated independently of any other rating. The registrants expressly disclaim any current intention to update any forward-looking statements contained herein as a result of new information, future events, or otherwise.

TABLE OF CONTENTS

Pages
Glossary of Terms	iii-iv

Part I. Financial Information

Items 1. and 2. - Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Notes to Consolidated Financial Statements	1-34

FirstEnergy Corp.

Consolidated Statements of Income	35
Consolidated Statements of Comprehensive Income	36
Consolidated Balance Sheets	37
Consolidated Statements of Cash Flows	38
Report of Independent Registered Public Accounting Firm	39
Management's Discussion and Analysis of Financial Condition and	40-80
Results of Operations

FirstEnergy Solutions Corp.

Consolidated Statements of Income and Comprehensive Income	81
Consolidated Balance Sheets	82
Consolidated Statements of Cash Flows	83
Report of Independent Registered Public Accounting Firm	84
Management's Narrative Analysis of Results of Operations	85-87

Ohio Edison Company

Consolidated Statements of Income and Comprehensive Income	88
Consolidated Balance Sheets	89
Consolidated Statements of Cash Flows	90
Report of Independent Registered Public Accounting Firm	91
Management's Narrative Analysis of Results of Operations	92-93

The Cleveland Electric Illuminating Company

Consolidated Statements of Income and Comprehensive Income	94
Consolidated Balance Sheets	95
Consolidated Statements of Cash Flows	96
Report of Independent Registered Public Accounting Firm	97
Management's Narrative Analysis of Results of Operations	98-99

The Toledo Edison Company

Consolidated Statements of Income and Comprehensive Income	100
Consolidated Balance Sheets	101
Consolidated Statements of Cash Flows	102
Report of Independent Registered Public Accounting Firm	103
Management's Narrative Analysis of Results of Operations	104-105

i

TABLE OF CONTENTS (Cont'd)

GLOSSARY OF TERMS

The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

ATSI	American Transmission Systems, Inc., owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
Companies	OE, CEI, TE, JCP&L, Met-Ed and Penelec
FENOC	FirstEnergy Nuclear Operating Company, operates nuclear generating facilities
FES	FirstEnergy Solutions Corp., provides energy-related products and services
FESC	FirstEnergy Service Company, provides legal, financial, and other corporate support services
FGCO	FirstEnergy Generation Corp., owns and operates non-nuclear generating facilities
FirstEnergy	FirstEnergy Corp., a public utility holding company
FSG	FirstEnergy Facilities Services Group, LLC, former parent company of several heating, ventilation, air conditioning and energy management companies
GPU	GPU, Inc., former parent of JCP&L, Met-Ed and Penelec, which merged with FirstEnergy on November 7, 2001
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
JCP&L Transition Funding	JCP&L Transition Funding LLC, a Delaware limited liability company and issuer of transition bonds
JCP&L Transition Funding II	JCP&L Transition Funding II LLC, a Delaware limited liability company and issuer of transition bonds
Met-Ed	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MYR	MYR Group, Inc., a utility infrastructure construction service company
NGC	FirstEnergy Nuclear Generation Corp., owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
Penelec	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	Met-Ed, Penelec and Penn
PNBV	PNBV Capital Trust, a special purpose entity created by OE in 1996
Shippingport	Shippingport Capital Trust, a special purpose entity created by CEI and TE in 1997
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TEBSA	Termobarranquilla S.A., Empresa de Servicios Publicos

The following abbreviations and acronyms are used to identify frequently used terms in this report:

ALJ	Administrative Law Judge
APIC	Additional Paid-In Capital
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
BGS	Basic Generation Service
CAIR	Clean Air Interstate Rule
CAL	Confirmatory Action Letter
CAMR	Clean Air Mercury Rule
CBP	Competitive Bid Process
CO2	Carbon Dioxide
DOJ	United States Department of Justice
DRA	Division of Ratepayer Advocate
ECAR	East Central Area Reliability Coordination Agreement
EIS	Energy Independence Strategy
EITF	Emerging Issues Task Force
EITF 06-11	EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends or Share-Based Payment Awards”
EMP	Energy Master Plan
EPA	Environmental Protection Agency
EPACT	Energy Policy Act of 2005
ERO	Electric Reliability Organization
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
FIN 39-1	FIN 39-1, “Amendment of FASB Interpretation No. 39”
FIN 46R	FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities"
FIN 47	FIN 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143"

GLOSSARY OF TERMS, Cont’d.

FIN 48	FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”
FMB	First Mortgage Bonds
GAAP	Accounting Principles Generally Accepted in the United States
GHG	Greenhouse Gases
IRS	Internal Revenue Service
kV	Kilovolt
KWH	Kilowatt-hours
LOC	Letter of Credit
MEIUG	Met-Ed Industrial Users Group
MISO	Midwest Independent Transmission System Operator, Inc.
Moody’s	Moody’s Investors Service
MOU	Memorandum of Understanding
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NOPR	Notice of Proposed Rulemaking
NOV	Notice of Violation
NOX	Nitrogen Oxide
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NUG	Non-Utility Generation
NUGC	Non-Utility Generation Charge
OCA	Office of Consumer Advocate
OCC	Office of the Ohio Consumers’ Counsel
OVEC	Ohio Valley Electric Corporation
PICA	Penelec Industrial Customer Alliance
PJM	PJM Interconnection L. L. C.
PLR	Provider of Last Resort
PPUC	Pennsylvania Public Utility Commission
PRP	Potentially Responsible Party
PSA	Power Supply Agreement
PUCO	Public Utilities Commission of Ohio
PUHCA	Public Utility Holding Company Act of 1935
RCP	Rate Certainty Plan
RFP	Request for Proposal
RSP	Rate Stabilization Plan
RTO	Regional Transmission Organization
RTOR	Regional Through and Out Rates
S&P	Standard & Poor’s Ratings Service
SBC	Societal Benefits Charge
SEC	U.S. Securities and Exchange Commission
SECA	Seams Elimination Cost Adjustment
SFAS	Statement of Financial Accounting Standards
SFAS 107	SFAS No. 107, “Disclosure about Fair Value of Financial Instruments”
SFAS 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS 123(R)	SFAS No. 123(R), "Share-Based Payment"
SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”
SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”
SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”
SFAS 157	SFAS No. 157, “Fair Value Measurements”
SFAS 159	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”
SIP	State Implementation Plan(s) Under the Clean Air Act
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SRM	Special Reliability Master
TBC	Transition Bond Charge
TMI-2	Three Mile Island Unit 2
VIE	Variable Interest Entity

PART I. FINANCIAL INFORMATION

ITEMS 1. AND 2. FINANCIAL STATEMENTS AND MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FIRSTENERGY CORP. AND SUBSIDIARIES
FIRSTENERGY SOLUTIONS CORP. AND SUBSIDIARIES
OHIO EDISON COMPANY AND SUBSIDIARIES
THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES
THE TOLEDO EDISON COMPANY AND SUBSIDIARY
JERSEY CENTRAL POWER & LIGHT COMPANY AND SUBSIDIARIES
METROPOLITAN EDISON COMPANY AND SUBSIDIARIES
PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  ORGANIZATION AND BASIS OF PRESENTATION

FirstEnergy's principal business is the holding, directly or indirectly, of all of the outstanding common stock of its eight principal electric utility operating subsidiaries: OE, CEI, TE, Penn, ATSI, JCP&L, Met-Ed and Penelec. Penn is a wholly owned subsidiary of OE. FirstEnergy’s consolidated financial statements also include its other subsidiaries: FENOC, FES and its subsidiaries FGCO and NGC, and FESC.

FirstEnergy and its subsidiaries follow GAAP and comply with the regulations, orders, policies and practices prescribed by the SEC, FERC and, as applicable, the PUCO, PPUC and NJBPU. The preparation of financial statements in conformity with GAAP requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The reported results of operations are not indicative of results of operations for any future period.

These statements should be read in conjunction with the financial statements and notes included in the combined Annual Report on Form 10-K for the year ended December 31, 2006 for FirstEnergy and the Companies. The consolidated unaudited financial statements of FirstEnergy, FES and each of the Companies reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present results of operations for the interim periods. Certain businesses divested in 2006 have been classified as discontinued operations on the Consolidated Statements of Income (see Note 4). As discussed in Note 14, interim period segment reporting in 2006 was reclassified to conform with the current year business segment organizations and operations. Certain prior year amounts have been reclassified to conform to the current year presentation. Unless otherwise indicated, defined terms used herein have the meanings set forth in the accompanying Glossary of Terms.

FirstEnergy and its subsidiaries consolidate all majority-owned subsidiaries over which they exercise control and, when applicable, entities for which they have a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation. FirstEnergy consolidates a VIE (see Note 8) when it is determined to be the VIE's primary beneficiary. Investments in non-consolidated affiliates over which FirstEnergy and its subsidiaries have the ability to exercise significant influence, but not control (20-50% owned companies, joint ventures and partnerships) follow the equity method of accounting. Under the equity method, the interest in the entity is reported as an investment in the Consolidated Balance Sheets and the percentage share of the entity’s earnings is reported in the Consolidated Statements of Income.

The consolidated financial statements as of September 30, 2007 and for the three-month and nine-month periods ended September 30, 2007 and 2006 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated October 31, 2007) is included on page 39. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Exchange Act of 1934.

2.  EARNINGS PER SHARE

Basic earnings per share of common stock is computed using the weighted average of actual common shares outstanding during the respective period as the denominator. The denominator for diluted earnings per share of common stock reflects the weighted average of common shares outstanding plus the potential additional common shares that could result if dilutive securities and other agreements to issue common stock were exercised. The pool of stock-based compensation tax benefits is calculated in accordance with SFAS 123(R). On August 10, 2006, FirstEnergy repurchased 10.6 million shares, approximately 3.2%, of its outstanding common stock through an accelerated share repurchase program. The initial purchase price was $600 million, or $56.44 per share. A final purchase price adjustment of $27 million was settled in cash on April 2, 2007. On March 2, 2007, FirstEnergy repurchased approximately 14.4 million shares, or 4.5%, of its outstanding common stock through an additional accelerated share repurchase program at an initial price of $62.63 per share, or a total initial purchase price of approximately $900 million. The final purchase price for this program will be adjusted to reflect the volume-weighted average price of FirstEnergy’s common stock during the period of time that the bank will acquire shares to cover its short position, which is expected to be by the end of 2007. The basic and diluted earnings per share calculations shown below reflect the impact associated with these accelerated share repurchase programs. FirstEnergy intends to settle, in cash or shares, any obligation on its part to pay the difference between the average of the daily volume-weighted average price of the shares as calculated under the March 2007 program and the initial price of the shares.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Reconciliation of Basic and Diluted Earnings per Share	2007	2006	2007	2006
	(In millions, except per share amounts)

Income from continuing operations	$413	$452	$1,041	$983
Discontinued operations	-	2	-	(4)
Redemption premium on subsidiary preferred stock	-	-	-	(3)
Net earnings available for common shareholders	$413	$454	$1,041	$976

Average shares of common stock outstanding – Basic	304	322	307	326
Assumed exercise of dilutive stock options and awards	3	3	4	3
Average shares of common stock outstanding – Dilutive	307	325	311	329

Earnings per share:
Basic earnings per share:
Earnings from continuing operations	$1.36	$1.40	$3.39	$3.00
Discontinued operations	-	0.01	-	(0.01)
Net earnings per basic share	$1.36	$1.41	$3.39	$2.99

Diluted earnings per share:
Earnings from continuing operations	$1.34	$1.39	$3.35	$2.98
Discontinued operations	-	0.01	-	(0.01)
Net earnings per diluted share	$1.34	$1.40	$3.35	$2.97

3.  GOODWILL

In a business combination, the excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed is recognized as goodwill. Based on the guidance provided by SFAS 142, FirstEnergy evaluates its goodwill for impairment at least annually and more frequently as indicators of impairment arise. In accordance with the accounting standard, if the fair value of a reporting unit is less than its carrying value (including goodwill), the goodwill is tested for impairment. If impairment is indicated, FirstEnergy recognizes a loss – calculated as the difference between the implied fair value of a reporting unit's goodwill and the carrying value of the goodwill. FirstEnergy's 2007 annual review was completed in the third quarter of 2007 with no impairment indicated.

FirstEnergy's goodwill primarily relates to its energy delivery services segment. In the third quarter of 2007, FirstEnergy adjusted goodwill for the former GPU companies due to the realization of tax benefits that had been reserved in purchase accounting. See Note 12 for a discussion of the tax implications related to the Bruce Mansfield Unit 1 sale and leaseback transaction. The following tables reconcile changes to goodwill for the three months and nine months ended September 30, 2007.

Three Months Ended	FirstEnergy	FES	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Balance as of July 1, 2007	$5,898	$24	$1,689	$501	$1,962	$496	$861
Adjustments related to GPU acquisition	(289)	-	-	-	(136)	(70)	(83)
Balance as of September 30, 2007	$5,609	$24	$1,689	$501	$1,826	$426	$778

Nine Months Ended	FirstEnergy	FES	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Balance as of January 1, 2007	$5,898	$24	$1,689	$501	$1,962	$496	$861
Adjustments related to GPU acquisition	(289)	-	-	-	(136)	(70)	(83)
Balance as of September 30, 2007	$5,609	$24	$1,689	$501	$1,826	$426	$778

4.  DIVESTITURES AND DISCONTINUED OPERATIONS

In 2006, FirstEnergy sold its remaining FSG subsidiaries (Roth Bros., Hattenbach, Dunbar, Edwards and RPC) for an aggregate net after-tax gain of $2.2 million. Hattenbach, Dunbar, Edwards, and RPC are included in discontinued operations for the third quarter and nine months ended September 30, 2006; Roth Bros. did not meet the criteria for that classification.

In March 2006, FirstEnergy sold 60% of its interest in MYR for an after-tax gain of $0.2 million. In June 2006, as part of the March agreement, FirstEnergy sold an additional 1.67% interest. As a result of the March sale, FirstEnergy deconsolidated MYR in the first quarter of 2006 and accounted for its remaining 38.33% interest under the equity method.  In the fourth quarter of 2006, FirstEnergy sold its remaining MYR interest for an after-tax gain of $8.6 million.

The income for the period that MYR was accounted for as an equity method investment has not been included in discontinued operations; however, results prior to the initial sale in March 2006, including the gain on the sale, are reported as discontinued operations.

Revenues associated with discontinued operations were $36 million and $211 million in the third quarter and first nine months of 2006, respectively. The following table summarizes the net income (loss) included in "Discontinued Operations" on the Consolidated Statements of Income for the three months and nine months ended September 30, 2006:

	Three Months	Nine Months
	(In millions)

FSG subsidiaries	$2	$(6)
MYR	-	2
Total	$2	$(4)

5.  DERIVATIVE INSTRUMENTS

FirstEnergy is exposed to financial risks resulting from the fluctuation of interest rates and commodity prices, including prices for electricity, natural gas, coal and energy transmission. To manage the volatility relating to these exposures, FirstEnergy uses a variety of derivative instruments, including forward contracts, options, futures contracts and swaps. The derivatives are used principally for hedging purposes. FirstEnergy's Risk Policy Committee, comprised of members of senior management, provides general management oversight for risk management activities throughout FirstEnergy. They are responsible for promoting the effective design and implementation of sound risk management programs. They also oversee compliance with corporate risk management policies and established risk management practices.

FirstEnergy accounts for derivative instruments on its Consolidated Balance Sheet at their fair value unless they meet the normal purchase and normal sales criterion. Derivatives that meet that criterion are accounted for using traditional accrual accounting. The changes in the fair value of derivative instruments that do not meet the normal purchase and normal sales criterion are recorded as other expense, as AOCL, or as part of the value of the hedged item, depending on whether or not it is designated as part of a hedge transaction, the nature of the hedge transaction and hedge effectiveness.

FirstEnergy hedges anticipated transactions using cash flow hedges. Such transactions include hedges of anticipated electricity and natural gas purchases and anticipated interest payments associated with future debt issues. The effective portion of such hedges are initially recorded in equity as other comprehensive income or loss and are subsequently included in net income as the underlying hedged commodities are delivered or interest payments are made. Gains and losses from any ineffective portion of cash flow hedges are included directly in earnings.

The net deferred losses of $52 million included in AOCL as of September 30, 2007, for derivative hedging activity, as compared to $58 million as of December 31, 2006, resulted from a net $10 million increase related to current hedging activity and a $16 million decrease due to net hedge losses reclassified to earnings during the nine months ended September 30, 2007. Based on current estimates, approximately $14 million (after tax) of the net deferred losses on derivative instruments in AOCL as of September 30, 2007 is expected to be reclassified to earnings during the next twelve months as hedged transactions occur. The fair value of these derivative instruments fluctuate from period to period based on various market factors.

FirstEnergy has entered into swaps that have been designated as fair value hedges of fixed-rate, long-term debt issues to protect against the risk of changes in the fair value of fixed-rate debt instruments due to lower interest rates. Swap maturities, call options, fixed interest rates received, and interest payment dates match those of the underlying debt obligations. During the first nine months of 2007, FirstEnergy unwound swaps with a total notional value of $150 million, for which it incurred $8 million in cash losses that will be recognized as interest expense over the remaining maturity of each hedged security. As of September 30, 2007, FirstEnergy had interest rate swaps with an aggregate notional value of $600 million and a fair value of $(14) million.

During 2006 and the first nine months of 2007, FirstEnergy entered into several forward starting swap agreements (forward swaps) in order to hedge a portion of the consolidated interest rate risk associated with the anticipated issuances of fixed-rate, long-term debt securities for one or more of its subsidiaries as outstanding debt matures during 2007 and 2008. These derivatives are treated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury rates between the date of hedge inception and the date of the debt issuance. During the first nine months of 2007, FirstEnergy terminated swaps with a notional value of $1.6 billion for which it paid $20 million, all of which were deemed effective. FirstEnergy will recognize the $20 million loss over the life of the associated future debt. As of September 30, 2007, FirstEnergy had forward swaps with an aggregate notional amount of $400 million and a fair value of $5 million.

6.  ASSET RETIREMENT OBLIGATIONS

FirstEnergy has recognized applicable legal obligations under SFAS 143 for nuclear power plant decommissioning, reclamation of a sludge disposal pond and closure of two coal ash disposal sites. In addition, FirstEnergy has recognized conditional retirement obligations (primarily for asbestos remediation) in accordance with FIN 47.

The ARO liability of $1.2 billion as of September 30, 2007 is primarily related to the nuclear decommissioning of the Beaver Valley, Davis-Besse, Perry and TMI-2 nuclear generating facilities. FirstEnergy utilized an expected cash flow approach to measure the fair value of the nuclear decommissioning ARO.

FirstEnergy maintains nuclear decommissioning trust funds that are legally restricted for purposes of settling the nuclear decommissioning ARO. As of September 30, 2007, the fair value of the decommissioning trust assets was approximately $2.1 billion.

The following tables analyze changes to the ARO balances during the three months and nine months ended September 30, 2007 and 2006, respectively.

Three Months Ended	FirstEnergy	FES	OE	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
ARO Reconciliation
Balance, July 1, 2007	$1,228	$784	$91	$2	$27	$87	$156	$79
Liabilities incurred	-	-	-	-	-	-	-	-
Liabilities settled	-	-	-	-	-	-	-	-
Accretion	19	13	1	-	1	1	2	2
Revisions in estimated
cashflows	-	-	-	-	-	-	-	-
Balance, September 30, 2007	$1,247	$797	$92	$2	$28	$88	$158	$81

Balance, July 1, 2006	$1,160	$743	$85	$2	$26	$82	$146	$74
Liabilities incurred	-	-	-	-	-	-	-	-
Liabilities settled	-	-	-	-	-	-	-	-
Accretion	19	13	2	-	-	1	3	2
Revisions in estimated
cashflows	-	-	-	-	-	-	-	-
Balance, September 30, 2006	$1,179	$756	$87	$2	$26	$83	$149	$76

Nine Months Ended	FirstEnergy	FES	OE	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
ARO Reconciliation
Balance, January 1, 2007	$1,190	$760	$88	$2	$27	$84	$151	$77
Liabilities incurred	-	-	-	-	-	-	-	-
Liabilities settled	(2)	(1)	-	-	-	-	-	-
Accretion	59	38	4	-	1	4	7	4
Revisions in estimated
cashflows	-	-	-	-	-	-	-	-
Balance, September 30, 2007	$1,247	$797	$92	$2	$28	$88	$158	$81

Balance, January 1, 2006	$1,126	$716	$83	$8	$25	$80	$142	$72
Liabilities incurred	-	-	-	-	-	-	-	-
Liabilities settled	(6)	-	-	(6)	-	-	-	-
Accretion	55	36	4	-	1	3	7	4
Revisions in estimated
cashflows	4	4	-	-	-	-	-	-
Balance, September 30, 2006	$1,179	$756	$87	$2	$26	$83	$149	$76

7.  PENSION AND OTHER POSTRETIREMENT BENEFITS

FirstEnergy provides noncontributory defined benefit pension plans that cover substantially all of its and its subsidiaries’ employees. The trusteed plans provide defined benefits based on years of service and compensation levels. FirstEnergy’s funding policy is based on actuarial computations using the projected unit credit method. FirstEnergy uses a December 31 measurement date for its pension and other postretirement benefit plans. The fair value of the plan assets represents the actual market value as of December 31, 2006. On January 2, 2007, FirstEnergy made a $300 million voluntary cash contribution to its qualified pension plan. Projections indicate that additional cash contributions are not expected to be required before 2016. FirstEnergy also provides a minimum amount of noncontributory life insurance to retired employees in addition to optional contributory insurance. Health care benefits, which include certain employee contributions, deductibles and co-payments, are available upon retirement to employees hired prior to January 1, 2005, their dependents and, under certain circumstances, their survivors. FirstEnergy recognizes the expected cost of providing pension benefits and other postretirement benefits from the time employees are hired until they become eligible to receive those benefits. During 2006, FirstEnergy amended the health care plan effective in 2008 to cap the monthly contribution for many of the retirees and their spouses receiving subsidized health care coverage. In addition, FirstEnergy has obligations to former or inactive employees after employment, but before retirement, for disability-related benefits.

The components of FirstEnergy's net periodic pension and other postretirement benefit costs (including amounts capitalized) for the three months and nine months ended September 30, 2007 and 2006 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension Benefits	2007	2006	2007	2006
	(In millions)
Service cost	$21	$21	$63	$63
Interest cost	71	66	213	199
Expected return on plan assets	(112)	(99)	(337)	(297)
Amortization of prior service cost	2	2	7	7
Recognized net actuarial loss	10	15	31	44
Net periodic cost (credit)	$(8)	$5	$(23)	$16

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other Postretirement Benefits	2007	2006	2007	2006
	(In millions)
Service cost	$5	$9	$16	$26
Interest cost	17	26	52	79
Expected return on plan assets	(12)	(12)	(38)	(35)
Amortization of prior service cost	(37)	(19)	(112)	(57)
Recognized net actuarial loss	11	14	34	42
Net periodic cost (credit)	$(16)	$18	$(48)	$55

Pension and other postretirement benefit obligations are allocated to FirstEnergy’s subsidiaries employing the plan participants. FirstEnergy’s subsidiaries capitalize employee benefit costs related to construction projects. The net periodic pension and other postretirement benefit costs (including amounts capitalized) recognized by FES and each of the Companies for the three months and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension Benefit Cost (Credit)	2007	2006	2007	2006
	(In millions)
FES	$5.2	$9.9	$15.7	$29.9
OE	(4.0)	(1.5)	(11.9)	(4.5)
CEI	0.3	1.0	0.9	2.9
TE	-	0.2	(0.1)	0.7
JCP&L	(2.1)	(1.4)	(6.4)	(4.1)
Met-Ed	(1.7)	(1.7)	(5.1)	(5.2)
Penelec	(2.6)	(1.3)	(7.7)	(4.0)
Other FirstEnergy subsidiaries	(2.7)	-	(8.1)	-
	$(7.6)	$5.2	$(22.7)	$15.7

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other Postretirement Benefit Cost (Credit)	2007	2006	2007	2006
	(In millions)
FES	$(2.4)	$3.4	$(7.4)	$10.2
OE	(2.7)	4.2	(8.0)	12.6
CEI	1.0	2.8	2.9	8.3
TE	1.2	2.0	3.7	6.1
JCP&L	(4.0)	0.6	(11.9)	1.8
Met-Ed	(2.5)	0.7	(7.7)	2.2
Penelec	(3.2)	1.8	(9.5)	5.4
Other FirstEnergy subsidiaries	(3.3)	2.7	(9.8)	7.9
	$(15.9)	$18.2	$(47.7)	$54.5

8.  VARIABLE INTEREST ENTITIES

FIN 46R addresses the consolidation of VIEs, including special-purpose entities, that are not controlled through voting interests or in which the equity investors do not bear the entity's residual economic risks and rewards. FirstEnergy and its subsidiaries consolidate VIEs when they are determined to be the VIE's primary beneficiary as defined by FIN 46R.

Trusts

FirstEnergy’s consolidated financial statements include PNBV and Shippingport, VIEs created in 1996 and 1997, respectively, to refinance debt originally issued in connection with sale and leaseback transactions. PNBV and Shippingport financial data are included in the consolidated financial statements of OE and CEI, respectively.

PNBV was established to purchase a portion of the lease obligation bonds issued in connection with OE’s 1987 sale and leaseback of its interests in the Perry Plant and Beaver Valley Unit 2. OE used debt and available funds to purchase the notes issued by PNBV. Ownership of PNBV includes a 3% equity interest by an unaffiliated third party and a 3% equity interest held by OES Ventures, a wholly owned subsidiary of OE. Shippingport was established to purchase all of the lease obligation bonds issued in connection with CEI’s and TE’s Bruce Mansfield Plant sale and leaseback transaction in 1987. CEI and TE used debt and available funds to purchase the notes issued by Shippingport.

OE, CEI and TE are exposed to losses under the applicable sale-leaseback agreements upon the occurrence of certain contingent events that each company considers unlikely to occur. OE, CEI and TE each have a maximum exposure to loss under these provisions of approximately $827 million, $758 million and $758 million, respectively, which represents the net amount of casualty value payments upon the occurrence of specified casualty events that render the applicable plant worthless. Under the applicable sale and leaseback agreements, OE, CEI and TE have net minimum discounted lease payments of $606 million, $73 million and $429 million, respectively, that would not be payable if the casualty value payments are made.

Effective October 16, 2007, CEI and TE assigned their leasehold interests in the Bruce Mansfield Plant to FGCO. FGCO assumed all of CEI’s and TE’s obligations arising under those leases. However, CEI and TE will remain primarily liable on the leases and related agreements as to the lessors and other parties to the agreements. The assignment terminates automatically upon the termination of the underlying leases.

Power Purchase Agreements

In accordance with FIN 46R, FirstEnergy evaluated its power purchase agreements and determined that certain NUG entities may be VIEs to the extent they own a plant that sells substantially all of its output to the Companies and the contract price for power is correlated with the plant’s variable costs of production. FirstEnergy, through its subsidiaries JCP&L, Met-Ed and Penelec, maintains approximately 30 long-term power purchase agreements with NUG entities. The agreements were entered into pursuant to the Public Utility Regulatory Policies Act of 1978. FirstEnergy was not involved in the creation of, and has no equity or debt invested in, these entities.

FirstEnergy has determined that for all but eight of these entities, neither JCP&L, Met-Ed nor Penelec have variable interests in the entities or the entities are governmental or not-for-profit organizations not within the scope of FIN 46R. JCP&L, Met-Ed or Penelec may hold variable interests in the remaining eight entities, which sell their output at variable prices that correlate to some extent with the operating costs of the plants. As required by FIN 46R, FirstEnergy periodically requests from these eight entities the information necessary to determine whether they are VIEs or whether JCP&L, Met-Ed or Penelec is the primary beneficiary. FirstEnergy has been unable to obtain the requested information, which in most cases was deemed by the requested entity to be proprietary. As such, FirstEnergy applied the scope exception that exempts enterprises unable to obtain the necessary information to evaluate entities under FIN 46R.

Since FirstEnergy has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs it incurs for power. FirstEnergy expects any above-market costs it incurs to be recovered from customers. As of September 30, 2007, the net above-market loss liability projected for these eight NUG agreements was $158 million. Purchased power costs from these entities during the three months and nine months ended September 30, 2007 and 2006 are shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)
JCP&L	$30	$29	$71	$63
Met-Ed	13	12	40	45
Penelec	7	8	22	22
Total	$50	$49	$133	$130

Transition Bonds

The consolidated financial statements of FirstEnergy and JCP&L include the results of JCP&L Transition Funding and JCP&L Transition Funding II, wholly owned limited liability companies of JCP&L. In June 2002, JCP&L Transition Funding sold $320 million of transition bonds to securitize the recovery of JCP&L's bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Station. In August 2006, JCP&L Transition Funding II sold $182 million of transition bonds to securitize the recovery of deferred costs associated with JCP&L’s supply of BGS.

JCP&L did not purchase and does not own any of the transition bonds, which are included as long-term debt on FirstEnergy's and JCP&L's Consolidated Balance Sheets. As of September 30, 2007, $404 million of the transition bonds were outstanding. The transition bonds are the sole obligations of JCP&L Transition Funding and JCP&L Transition Funding II and are collateralized by each company’s equity and assets, which consists primarily of bondable transition property.

Bondable transition property represents the irrevocable right under New Jersey law of a utility company to charge, collect and receive from its customers, through a non-bypassable TBC, the principal amount and interest on transition bonds and other fees and expenses associated with their issuance. JCP&L sold its bondable transition property to JCP&L Transition Funding and JCP&L Transition Funding II and, as servicer, manages and administers the bondable transition property, including the billing, collection and remittance of the TBC, pursuant to separate servicing agreements with JCP&L Transition Funding and JCP&L Transition Funding II. For the two series of transition bonds, JCP&L is entitled to aggregate quarterly servicing fees of $157,000 payable from TBC collections.

9.  INCOME TAXES

On January 1, 2007, FirstEnergy adopted FIN 48, which provides guidance for accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken on a company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step is to determine if it is more likely than not that a tax position will be sustained upon examination, based on the merits of the position, and should therefore be recognized. The second step is to measure a tax position that meets the more likely than not recognition threshold to determine the amount of income tax benefit to recognize in the financial statements.

As of January 1, 2007, the total amount of FirstEnergy’s unrecognized tax benefits was $268 million. FirstEnergy recorded a $2.7 million cumulative effect adjustment to the January 1, 2007 balance of retained earnings to increase reserves for uncertain tax positions. Of the total amount of unrecognized income tax benefits, $92 million would favorably affect FirstEnergy’s effective tax rate upon recognition. The majority of items that would not have affected the effective tax rate would be purchase accounting adjustments to goodwill upon recognition. During the first nine months of 2007, there were no material changes to FirstEnergy’s unrecognized tax benefits. As of September 30, 2007, the entire liability for uncertain tax positions is included in other non-current liabilities and changes to FirstEnergy’s tax contingencies that are reasonably possible in the next twelve months are not material.

FIN 48 also requires companies to recognize interest expense or income related to uncertain tax positions. That amount is computed by applying the applicable statutory interest rate to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken on the tax return. FirstEnergy includes net interest and penalties in the provision for income taxes, consistent with its policy prior to implementing FIN 48. As of January 1, 2007, the net amount of interest accrued was $34 million. During the first nine months of 2007, there were no material changes to the amount of interest accrued.

FirstEnergy has tax returns that are under review at the audit or appeals level by the IRS and state tax authorities. All state jurisdictions are open from 2001-2006. The IRS began reviewing returns for the years 2001-2003 in July 2004 and several items are under appeal. The federal audit for years 2004 and 2005 began in June 2006 and is not expected to close before December 2007. The IRS began auditing the year 2006 in April 2006 under its Compliance Assurance Process experimental program, which is not expected to close before December 2007. Management believes that adequate reserves have been recognized and final settlement of these audits is not expected to have a material adverse effect on FirstEnergy’s financial condition or results of operations.

On July 13, 2007, FGCO completed a sale and leaseback transaction for its 93.825% undivided interest in Bruce Mansfield Unit 1, representing 779 MW of net demonstrated capacity (see Note 12). This transaction generated tax capital gains of approximately $752 million, all of which were offset by existing tax capital loss carryforwards. Accordingly, FirstEnergy reduced its tax loss carryforward valuation allowances in the third quarter of 2007, with a corresponding reduction to goodwill (see Note 3).

10.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

(A)    GUARANTEES AND OTHER ASSURANCES

As part of normal business activities, FirstEnergy enters into various agreements on behalf of its subsidiaries to provide financial or performance assurances to third parties. These agreements include contract guarantees, surety bonds and LOCs. As of September 30, 2007, outstanding guarantees and other assurances aggregated approximately $4.7 billion, consisting of parental guarantees - $1.2  billion, subsidiaries’ guarantees - $2.7 billion, surety bonds - $0.1 billion and LOCs - $0.7  billion.

FirstEnergy guarantees energy and energy-related payments of its subsidiaries involved in energy commodity activities principally to facilitate normal physical transactions involving electricity, gas, emission allowances and coal. FirstEnergy also provides guarantees to various providers of credit support for subsidiary financings or refinancings of costs related to the acquisition of property, plant and equipment. These agreements legally obligate FirstEnergy to fulfill the obligations of those subsidiaries directly involved in energy and energy-related transactions or financing where the law might otherwise limit the counterparties' claims. If demands of a counterparty were to exceed the ability of a subsidiary to satisfy existing obligations, FirstEnergy's guarantee enables the counterparty's legal claim to be satisfied by other FirstEnergy assets. The likelihood is remote that such parental guarantees of $0.6 billion (included in the $1.2 billion discussed above) as of September 30, 2007 would increase amounts otherwise payable by FirstEnergy to meet its obligations incurred in connection with financings and ongoing energy and energy-related activities.

While these types of guarantees are normally parental commitments for the future payment of subsidiary obligations, subsequent to the occurrence of a credit rating-downgrade or “material adverse event” the immediate posting of cash collateral or provision of an LOC may be required of the subsidiary. As of September 30, 2007, FirstEnergy's maximum exposure under these collateral provisions was $442 million.

Most of FirstEnergy's surety bonds are backed by various indemnities common within the insurance industry. Surety bonds and related FirstEnergy guarantees of $75 million provide additional assurance to outside parties that contractual and statutory obligations will be met in a number of areas including construction jobs, environmental commitments and various retail transactions.

The Companies, with the exception of TE and JCP&L, each have a wholly owned subsidiary whose borrowings are secured by customer accounts receivable purchased from its respective parent company. The CEI subsidiary's borrowings are also secured by customer accounts receivable purchased from TE. Each subsidiary company has its own receivables financing arrangement and, as a separate legal entity with separate creditors, would have to satisfy its obligations to creditors before any of its remaining assets could be available to its parent company.

		Borrowing
Subsidiary Company	Parent Company	Capacity
		(In millions)
OES Capital, Incorporated	OE	$170
Centerior Funding Corp.	CEI	200
Penn Power Funding LLC	Penn	25
Met-Ed Funding LLC	Met-Ed	80
Penelec Funding LLC	Penelec	75
		$550

FirstEnergy has also guaranteed the obligations of the operators of the TEBSA project, up to a maximum of $6 million (subject to escalation) under the project's operations and maintenance agreement. In connection with the sale of TEBSA in January 2004, the purchaser indemnified FirstEnergy against any loss under this guarantee. FirstEnergy has also provided an LOC ($27 million as of September 30, 2007), which is renewable and declines yearly based upon the senior outstanding debt of TEBSA. The LOC was reduced to $19 million on October 15, 2007.

On July 13, 2007, FGCO completed a sale and leaseback transaction for its 93.825% undivided interest in Bruce Mansfield Unit 1 (see Note 12). FES has unconditionally and irrevocably guaranteed all of FGCO’s obligations under each of the leases.  The related lessor notes and pass through certificates are not guaranteed by FES or FGCO, but the notes are secured by, among other things, each lessor trust’s undivided interest in Unit 1, rights and interests under the applicable lease and rights and interests under other related agreements, including FES’ lease guaranty.

(B)    ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate FirstEnergy with regard to air and water quality and other environmental matters. The effects of compliance on FirstEnergy with regard to environmental matters could have a material adverse effect on FirstEnergy's earnings and competitive position to the extent that it competes with companies that are not subject to such regulations and therefore do not bear the risk of costs associated with compliance, or failure to comply, with such regulations. FirstEnergy estimates capital expenditures for environmental compliance of approximately $1.8 billion for 2007 through 2011.

FirstEnergy accrues environmental liabilities only when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. Unasserted claims are reflected in FirstEnergy’s determination of environmental liabilities and are accrued in the period that they become both probable and reasonably estimable.

Clean Air Act Compliance

FirstEnergy is required to meet federally-approved SO2 emissions regulations. Violations of such regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $32,500 for each day the unit is in violation. The EPA has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. FirstEnergy believes it is currently in compliance with this policy, but cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

The EPA Region 5 issued a Finding of Violation and NOV to the Bay Shore Power Plant dated June 15, 2006 alleging violations to various sections of the Clean Air Act. FirstEnergy has disputed those alleged violations based on its Clean Air Act permit, the Ohio SIP and other information provided at an August 2006 meeting with the EPA. The EPA has several enforcement options (administrative compliance order, administrative penalty order, and/or judicial, civil or criminal action) and has indicated that such option may depend on the time needed to achieve and demonstrate compliance with the rules alleged to have been violated. On June 5, 2007, the EPA requested another meeting to discuss “an appropriate compliance program” and a disagreement regarding the opacity limit applicable to the common stack for Bay Shore Units 2, 3 and 4.

FirstEnergy complies with SO2 reduction requirements under the Clean Air Act Amendments of 1990 by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or using emission allowances. NOX reductions required by the 1990 Amendments are being achieved through combustion controls and the generation of more electricity at lower-emitting plants. In September 1998, the EPA finalized regulations requiring additional NOX reductions at FirstEnergy's facilities. The EPA's NOX Transport Rule imposes uniform reductions of NOX emissions (an approximate 85% reduction in utility plant NOX emissions from projected 2007 emissions) across a region of nineteen states (including Michigan, New Jersey, Ohio and Pennsylvania) and the District of Columbia based on a conclusion that such NOX emissions are contributing significantly to ozone levels in the eastern United States. FirstEnergy believes its facilities are also complying with the NOX budgets established under SIPs through combustion controls and post-combustion controls, including Selective Catalytic Reduction and SNCR systems, and/or using emission allowances.

On May 22, 2007, FirstEnergy and FGCO received a notice letter, required 60 days prior to the filing of a citizen suit under the federal Clean Air Act, alleging violations of air pollution laws at the Mansfield Plant, including opacity limitations. Prior to the receipt of this notice, the Mansfield Plant was subject to a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection concerning opacity emissions under which efforts to achieve compliance with the applicable laws will continue. On October 16, 2007, PennFuture filed a complaint, joined by three of its members, in the United States District Court for the Western District of Pennsylvania. FirstEnergy is currently studying PennFuture’s complaint.

National Ambient Air Quality Standards

In July 1997, the EPA promulgated changes in the NAAQS for ozone and fine particulate matter. In March 2005, the EPA finalized the CAIR covering a total of 28 states (including Michigan, New Jersey, Ohio and Pennsylvania) and the District of Columbia based on proposed findings that air emissions from 28 eastern states and the District of Columbia significantly contribute to non-attainment of the NAAQS for fine particles and/or the "8-hour" ozone NAAQS in other states. CAIR allowed each affected state until 2006 to develop implementing regulations to achieve additional reductions of NOX and SO2 emissions in two phases (Phase I in 2009 for NOX, 2010 for SO2 and Phase II in 2015 for both NOX and SO2). FirstEnergy's Michigan, Ohio and Pennsylvania fossil generation facilities will be subject to caps on SO2 and NOX emissions, whereas its New Jersey fossil generation facility will be subject to only a cap on NOX emissions. According to the EPA, SO2 emissions will be reduced by 45% (from 2003 levels) by 2010 across the states covered by the rule, with reductions reaching 73% (from 2003 levels) by 2015, capping SO2 emissions in affected states to just 2.5 million tons annually. NOX emissions will be reduced by 53% (from 2003 levels) by 2009 across the states covered by the rule, with reductions reaching 61% (from 2003 levels) by 2015, achieving a regional NOX cap of 1.3 million tons annually. The future cost of compliance with these regulations may be substantial and will depend on how they are ultimately implemented by the states in which FirstEnergy operates affected facilities.

Mercury Emissions

In December 2000, the EPA announced it would proceed with the development of regulations regarding hazardous air pollutants from electric power plants, identifying mercury as the hazardous air pollutant of greatest concern. In March 2005, the EPA finalized the CAMR, which provides a cap-and-trade program to reduce mercury emissions from coal-fired power plants in two phases. Initially, mercury emissions will be capped nationally at 38 tons by 2010 (as a "co-benefit" from implementation of SO2 and NOX emission caps under the EPA's CAIR program). Phase II of the mercury cap-and-trade program will cap nationwide mercury emissions from coal-fired power plants at 15 tons per year by 2018. However, the final rules give states substantial discretion in developing rules to implement these programs. In addition, both the CAIR and the CAMR have been challenged in the United States Court of Appeals for the District of Columbia. FirstEnergy's future cost of compliance with these regulations may be substantial and will depend on how they are ultimately implemented by the states in which FirstEnergy operates affected facilities.

The model rules for both CAIR and CAMR contemplate an input-based methodology to allocate allowances to affected facilities. Under this approach, allowances would be allocated based on the amount of fuel consumed by the affected sources. FirstEnergy would prefer an output-based generation-neutral methodology in which allowances are allocated based on megawatts of power produced, allowing new and non-emitting generating facilities (including renewables and nuclear) to be entitled to their proportionate share of the allowances. Consequently, FirstEnergy will be disadvantaged if these model rules were implemented as proposed because FirstEnergy’s substantial reliance on non-emitting (largely nuclear) generation is not recognized under the input-based allocation.

Pennsylvania has submitted a new mercury rule for EPA approval that does not provide a cap-and-trade approach as in the CAMR, but rather follows a command-and-control approach imposing emission limits on individual sources. Pennsylvania’s mercury regulation would deprive FES of mercury emission allowances that were to be allocated to the Mansfield Plant under the CAMR and that would otherwise be available for achieving FirstEnergy system-wide compliance. It is anticipated that compliance with these regulations, if approved by the EPA and implemented, would not require the addition of mercury controls at the Mansfield Plant, FirstEnergy’s only Pennsylvania coal-fired power plant, until 2015, if at all.

W. H. Sammis Plant

In 1999 and 2000, the EPA issued NOV or compliance orders to nine utilities alleging violations of the Clean Air Act based on operation and maintenance of 44 power plants, including the W. H. Sammis Plant, which was owned at that time by OE and Penn, and is now owned by FGCO. In addition, the DOJ filed eight civil complaints against various investor-owned utilities, including a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio. These cases are referred to as the New Source Review, or NSR, cases.

On March 18, 2005, OE and Penn announced that they had reached a settlement with the EPA, the DOJ and three states (Connecticut, New Jersey and New York) that resolved all issues related to the Sammis NSR litigation. This settlement agreement, which is in the form of a consent decree, was approved by the court on July 11, 2005, and requires reductions of NOX and SO2 emissions at the Sammis, Burger, Eastlake and Mansfield coal-fired plants through the installation of pollution control devices and provides for stipulated penalties for failure to install and operate such pollution controls in accordance with that agreement. Consequently, if FirstEnergy fails to install such pollution control devices, for any reason, including, but not limited to, the failure of any third-party contractor to timely meet its delivery obligations for such devices, FirstEnergy could be exposed to penalties under the Sammis NSR Litigation consent decree. Capital expenditures necessary to complete requirements of the Sammis NSR Litigation settlement agreement are currently estimated to be $1.7 billion for 2007 through 2011 ($400 million of which is expected to be spent during 2007, with the largest portion of the remaining $1.3 billion expected to be spent in 2008 and 2009).

The Sammis NSR Litigation consent decree also requires FirstEnergy to spend up to $25 million toward environmentally beneficial projects, $14 million of which is satisfied by entering into 93 MW (or 23 MW if federal tax credits are not applicable) of wind energy purchased power agreements with a 20-year term. An initial 16 MW of the 93 MW consent decree obligation was satisfied during 2006.

Climate Change

In December 1997, delegates to the United Nations' climate summit in Japan adopted an agreement, the Kyoto Protocol, to address global warming by reducing the amount of man-made GHG emitted by developed countries by 5.2% from 1990 levels between 2008 and 2012. The United States signed the Kyoto Protocol in 1998 but it failed to receive the two-thirds vote required for ratification by the United States Senate. However, the Bush administration has committed the United States to a voluntary climate change strategy to reduce domestic GHG intensity – the ratio of emissions to economic output – by 18% through 2012. At the international level, efforts have begun to develop climate change agreements for post-2012 GHG reductions. The EPACT established a Committee on Climate Change Technology to coordinate federal climate change activities and promote the development and deployment of GHG reducing technologies.

At the federal level, members of Congress have introduced several bills seeking to reduce emissions of GHG in the United States.  State activities, primarily the northeastern states participating in the Regional Greenhouse Gas Initiative and western states led by California, have coordinated efforts to develop regional strategies to control emissions of certain GHGs.

On April 2, 2007, the United States Supreme Court found that the EPA has the authority to regulate CO2 emissions from automobiles as “air pollutants” under the Clean Air Act. Although this decision did not address CO2 emissions from electric generating plants, the EPA has similar authority under the Clean Air Act to regulate “air pollutants” from those and other facilities. Also on April 2, 2007, the United States Supreme Court ruled that changes in annual emissions (in tons/year) rather than changes in hourly emissions rate (in kilograms/hour) must be used to determine whether an emissions increase triggers NSR. Subsequently, the EPA proposed to change the NSR regulations, on May 8, 2007, to utilize changes in the hourly emission rate (in kilograms/hour) to determine whether an emissions increase triggers NSR.

FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions could require significant capital and other expenditures. The CO2 emissions per KWH of electricity generated by FirstEnergy is lower than many regional competitors due to its diversified generation sources, which include low or non-CO2 emitting gas-fired and nuclear generators.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to FirstEnergy's plants. In addition, Ohio, New Jersey and Pennsylvania have water quality standards applicable to FirstEnergy's operations. As provided in the Clean Water Act, authority to grant federal National Pollutant Discharge Elimination System water discharge permits can be assumed by a state. Ohio, New Jersey and Pennsylvania have assumed such authority.

On September 7, 2004, the EPA established new performance standards under Section 316(b) of the Clean Water Act for reducing impacts on fish and shellfish from cooling water intake structures at certain existing large electric generating plants. The regulations call for reductions in impingement mortality, when aquatic organisms are pinned against screens or other parts of a cooling water intake system, and entrainment, which occurs when aquatic life is drawn into a facility's cooling water system. On January 26, 2007, the federal Court of Appeals for the Second Circuit remanded portions of the rulemaking dealing with impingement mortality and entrainment back to EPA for further rulemaking and eliminated the restoration option from EPA’s regulations. On July 9, 2007, the EPA suspended this rule, noting that until further rulemaking occurs, permitting authorities should continue the existing practice of applying their best professional judgment (BPJ) to minimize impacts on fish and shellfish from cooling water intake structures. FirstEnergy is evaluating various control options and their costs and effectiveness. Depending on the outcome of such studies, the EPA’s further rulemaking and any action taken by the states exercising BPJ, the future cost of compliance with these standards may require material capital expenditures.

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

Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities.  As of September 30, 2007, FirstEnergy had approximately $1.5 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley and Perry.  As part of the application to the NRC to transfer the ownership of these nuclear facilities to NGC in 2005, FirstEnergy agreed to contribute another $80 million to these trusts by 2010. Consistent with NRC guidance, utilizing a “real” rate of return on these funds of approximately 2% over inflation, these trusts are expected to exceed the minimum decommissioning funding requirements set by the NRC. Conservatively, these estimates do not include any rate of return that the trusts may earn over the 20-year plant useful life extensions that FirstEnergy plans to seek for these facilities.

The Companies have been named as PRPs at waste disposal sites, which may require cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all PRPs for a particular site are liable on a joint and several basis. Therefore, environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheet as of September 30, 2007, based on estimates of the total costs of cleanup, the Companies' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. In addition, JCP&L has accrued liabilities for environmental remediation of former manufactured gas plants in New Jersey; those costs are being recovered by JCP&L through a non-bypassable SBC. Total liabilities of approximately $89 million (JCP&L - $60 million, TE - $3 million, CEI - $1 million, and FirstEnergy Corp. - $25 million) have been accrued through September 30, 2007.

(C)   OTHER LEGAL PROCEEDINGS

Power Outages and Related Litigation

In July 1999, the Mid-Atlantic States experienced a severe heat wave, which resulted in power outages throughout the service territories of many electric utilities, including JCP&L's territory. In an investigation into the causes of the outages and the reliability of the transmission and distribution systems of all four of New Jersey’s electric utilities, the NJBPU concluded that there was not a prima facie case demonstrating that, overall, JCP&L provided unsafe, inadequate or improper service to its customers. Two class action lawsuits (subsequently consolidated into a single proceeding) were filed in New Jersey Superior Court in July 1999 against JCP&L, GPU and other GPU companies, seeking compensatory and punitive damages arising from the July 1999 service interruptions in the JCP&L territory.

In August 2002, the trial court granted partial summary judgment to JCP&L and dismissed the plaintiffs' claims for consumer fraud, common law fraud, negligent misrepresentation, and strict product liability. In November 2003, the trial court granted JCP&L's motion to decertify the class and denied plaintiffs' motion to permit into evidence their class-wide damage model indicating damages in excess of $50 million. These class decertification and damage rulings were appealed to the Appellate Division. The Appellate Division issued a decision in July 2004, affirming the decertification of the originally certified class, but remanding for certification of a class limited to those customers directly impacted by the outages of JCP&L transformers in Red Bank, NJ, based on a common incident involving the failure of the bushings of two large transformers in the Red Bank substation resulting in planned and unplanned outages in the area during a 2-3 day period. In 2005, JCP&L renewed its motion to decertify the class based on a very limited number of class members who incurred damages and also filed a motion for summary judgment on the remaining plaintiffs’ claims for negligence, breach of contract and punitive damages. In July 2006, the New Jersey Superior Court dismissed the punitive damage claim and again decertified the class based on the fact that a vast majority of the class members did not suffer damages and those that did would be more appropriately addressed in individual actions. Plaintiffs appealed this ruling to the New Jersey Appellate Division which, in March 2007, reversed the decertification of the Red Bank class and remanded this matter back to the Trial Court to allow plaintiffs sufficient time to establish a damage model or individual proof of damages.  JCP&L filed a petition for allowance of an appeal of the Appellate Division ruling to the New Jersey Supreme Court which was denied in May 2007.  Proceedings are continuing in the Superior Court.  FirstEnergy is defending this class action but is unable to predict the outcome of this matter.  No liability has been accrued as of September 30, 2007.

On August 14, 2003, various states and parts of southern Canada experienced widespread power outages. The outages affected approximately 1.4 million customers in FirstEnergy's service area. The U.S. – Canada Power System Outage Task Force’s final report in April 2004 on the outages concluded, among other things, that the problems leading to the outages began in FirstEnergy’s Ohio service area. Specifically, the final report concluded, among other things, that the initiation of the August 14, 2003 power outages resulted from an alleged failure of both FirstEnergy and ECAR to assess and understand perceived inadequacies within the FirstEnergy system; inadequate situational awareness of the developing conditions; and a perceived failure to adequately manage tree growth in certain transmission rights of way. The Task Force also concluded that there was a failure of the interconnected grid's reliability organizations (MISO and PJM) to provide effective real-time diagnostic support. The final report is publicly available through the Department of Energy’s Web site (www.doe.gov). FirstEnergy believes that the final report does not provide a complete and comprehensive picture of the conditions that contributed to the August 14, 2003 power outages and that it does not adequately address the underlying causes of the outages. FirstEnergy remains convinced that the outages cannot be explained by events on any one utility's system. The final report contained 46 “recommendations to prevent or minimize the scope of future blackouts.” Forty-five of those recommendations related to broad industry or policy matters while one, including subparts, related to activities the Task Force recommended be undertaken by FirstEnergy, MISO, PJM, ECAR, and other parties to correct the causes of the August 14, 2003 power outages. FirstEnergy implemented several initiatives, both prior to and since the August 14, 2003 power outages, which were independently verified by NERC as complete in 2004 and were consistent with these and other recommendations and collectively enhance the reliability of its electric system. FirstEnergy’s implementation of these recommendations in 2004 included completion of the Task Force recommendations that were directed toward FirstEnergy. FirstEnergy is also proceeding with the implementation of the recommendations that were to be completed subsequent to 2004 and will continue to periodically assess the FERC-ordered Reliability Study recommendations for forecasted 2009 system conditions, recognizing revised load forecasts and other changing system conditions which may impact the recommendations. Thus far, implementation of the recommendations has not required, nor is expected to require, substantial investment in new or material upgrades to existing equipment. The FERC or other applicable government agencies and reliability coordinators may, however, take a different view as to recommended enhancements or may recommend additional enhancements in the future that could require additional material expenditures.

FirstEnergy companies also are defending four separate complaint cases before the PUCO relating to the August 14, 2003 power outages. Two of those cases were originally filed in Ohio State courts but were subsequently dismissed for lack of subject matter jurisdiction and further appeals were unsuccessful. In these cases the individual complainants—three in one case and four in the other—sought to represent others as part of a class action. The PUCO dismissed the class allegations, stating that its rules of practice do not provide for class action complaints. Two other pending PUCO complaint cases were filed by various insurance carriers either in their own name as subrogees or in the name of their insured. In each of these cases, the carrier seeks reimbursement from various FirstEnergy companies (and, in one case, from PJM, MISO and American Electric Power Company, Inc. (AEP), as well) for claims paid to insureds for damages allegedly arising as a result of the loss of power on August 14, 2003. A fifth case in which a carrier sought reimbursement for claims paid to insureds was voluntarily dismissed by the claimant in April 2007. A sixth case involving the claim of a non-customer seeking reimbursement for losses incurred when its store was burglarized on August 14, 2003 was dismissed. The four cases remaining were consolidated for hearing by the PUCO in an order dated March 7, 2006.  In that order the PUCO also limited the litigation to service-related claims by customers of the Ohio operating companies; dismissed FirstEnergy as a defendant; and ruled that the U.S.-Canada Power System Outage Task Force Report was not admissible into evidence. In response to a motion for rehearing filed by one of the claimants, the PUCO ruled on April 26, 2006 that the insurance company claimants, as insurers, may prosecute their claims in their name so long as they also identify the underlying insured entities and the Ohio utilities that provide their service. The PUCO denied all other motions for rehearing. The plaintiffs in each case have since filed amended complaints and the named FirstEnergy companies have answered and also have filed a motion to dismiss each action. On September 27, 2006, the PUCO dismissed certain parties and claims and otherwise ordered the complaints to go forward to hearing. The cases have been set for hearing on January 8, 2008.

FirstEnergy is defending these actions, but cannot predict the outcome of any of these proceedings or whether any further regulatory proceedings or legal actions may be initiated against the Companies. Although FirstEnergy is unable to predict the impact of these proceedings, if FirstEnergy or its subsidiaries were ultimately determined to have legal liability in connection with these proceedings, it could have a material adverse effect on FirstEnergy's or its subsidiaries' financial condition, results of operations and cash flows.

Nuclear Plant Matters

On May 14, 2007, the Office of Enforcement of the NRC issued a Demand for Information to FENOC following FENOC’s reply to an April 2, 2007 NRC request for information about two reports prepared by expert witnesses for an insurance arbitration related to Davis-Besse. The NRC indicated that this information was needed for the NRC “to determine whether an Order or other action should be taken pursuant to 10 CFR 2.202, to provide reasonable assurance that FENOC will continue to operate its licensed facilities in accordance with the terms of its licenses and the Commission’s regulations.” FENOC was directed to submit the information to the NRC within 30 days. On June 13, 2007, FENOC filed a response to the NRC’s Demand for Information reaffirming that it accepts full responsibility for the mistakes and omissions leading up to the damage to the reactor vessel head and that it remains committed to operating Davis-Besse and FirstEnergy’s other nuclear plants safely and responsibly. The NRC held a public meeting on June 27, 2007 with FENOC to discuss FENOC’s response to the Demand for Information. In follow-up discussions, FENOC was requested to provide supplemental information to clarify certain aspects of the Demand for Information response and provide additional details regarding plans to implement the commitments made therein. FENOC submitted this supplemental response to the NRC on July 16, 2007. On August 15, 2007, the NRC issued a confirmatory order imposing these commitments. FENOC must inform the NRC’s Office of Enforcement after it completes the key commitments embodied in the NRC’s order. FENOC’s compliance with these commitments is subject to future NRC review.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy's normal business operations pending against FirstEnergy and its subsidiaries. The other potentially material items not otherwise discussed above are described below.

On August 22, 2005, a class action complaint was filed against OE in Jefferson County, Ohio Common Pleas Court, seeking compensatory and punitive damages to be determined at trial based on claims of negligence and eight other tort counts alleging damages from W.H. Sammis Plant air emissions. The two named plaintiffs are also seeking injunctive relief to eliminate harmful emissions and repair property damage and the institution of a medical monitoring program for class members. On April 5, 2007, the Court rejected the plaintiffs’ request to certify this case as a class action and, accordingly, did not appoint the plaintiffs as class representatives or their counsel as class counsel. On July 30, 2007, plaintiffs’ counsel voluntarily withdrew their request for reconsideration of the April 5, 2007 Court order denying class certification and the Court heard oral argument on the plaintiffs’ motion to amend their complaint which OE has opposed. On August 2, 2007, the Court denied the plaintiffs’ motion to amend their complaint. The plaintiffs have appealed the Court’s denial of the motion for certification as a class action and motion to amend their complaint.

JCP&L's bargaining unit employees filed a grievance challenging JCP&L's 2002 call-out procedure that required bargaining unit employees to respond to emergency power outages. On May 20, 2004, an arbitration panel concluded that the call-out procedure violated the parties' collective bargaining agreement. At the conclusion of the June 1, 2005 hearing, the arbitration panel decided not to hear testimony on damages and closed the proceedings. On September 9, 2005, the arbitration panel issued an opinion to award approximately $16 million to the bargaining unit employees. On February 6, 2006, a federal district court granted a union motion to dismiss, as premature, a JCP&L appeal of the award filed on October 18, 2005. The arbitration panel provided additional rulings regarding damages during a September 2007 hearing and it is anticipated that he will issue a final order in late 2007. JCP&L intends to re-file an appeal again in federal district court once the damages associated with this case are identified at an individual employee level. JCP&L recognized a liability for the potential $16 million award in 2005.

If it were ultimately determined that FirstEnergy or its subsidiaries have legal liability or are otherwise made subject to liability based on the above matters, it could have a material adverse effect on FirstEnergy's or its subsidiaries' financial condition, results of operations and cash flows.

11.  REGULATORY MATTERS

(A) RELIABILITY INITIATIVES

In late 2003 and early 2004, a series of letters, reports and recommendations were issued from various entities, including governmental, industry and ad hoc reliability entities (PUCO, FERC, NERC and the U.S. – Canada Power System Outage Task Force) regarding enhancements to regional reliability. In 2004, FirstEnergy completed implementation of all actions and initiatives related to enhancing area reliability, improving voltage and reactive management, operator readiness and training and emergency response preparedness recommended for completion in 2004. On July 14, 2004, NERC independently verified that FirstEnergy had implemented the various initiatives to be completed by June 30 or summer 2004, with minor exceptions noted by FirstEnergy, which exceptions are now essentially complete. FirstEnergy is proceeding with the implementation of the recommendations that were to be completed subsequent to 2004 and will continue to periodically assess the FERC-ordered Reliability Study recommendations for forecasted 2009 system conditions, recognizing revised load forecasts and other changing system conditions which may impact the recommendations. Thus far, implementation of the recommendations has not required, nor is expected to require, substantial investment in new equipment or material upgrades to existing equipment. The FERC or other applicable government agencies and reliability entities may, however, take a different view as to recommended enhancements or may recommend additional enhancements in the future, which could require additional, material expenditures.

As a result of outages experienced in JCP&L’s service area in 2002 and 2003, the NJBPU had implemented reviews into JCP&L’s service reliability. In 2004, the NJBPU adopted an MOU that set out specific tasks related to service reliability to be performed by JCP&L and a timetable for completion and endorsed JCP&L’s ongoing actions to implement the MOU. On June 9, 2004, the NJBPU approved a stipulation that incorporates the final report of an SRM who made recommendations on appropriate courses of action necessary to ensure system-wide reliability. The stipulation also incorporates the Executive Summary and Recommendation portions of the final report of a focused audit of JCP&L’s Planning and Operations and Maintenance programs and practices. On February 11, 2005, JCP&L met with the DRA to discuss reliability improvements. The SRM completed his work and issued his final report to the NJBPU on June 1, 2006. JCP&L filed a comprehensive response to the NJBPU on July 14, 2006. JCP&L continues to file compliance reports reflecting activities associated with the MOU and stipulation.

The EPACT served, among other things, partly to amend the Federal Power Act by adding a new Section 215, which requires that a new ERO establish and enforce reliability standards for the bulk-power system, subject to review by the FERC. Subsequently, the FERC certified NERC as the ERO, approved NERC's Compliance Monitoring and Enforcement Program and approved a set of reliability standards, which became mandatory and enforceable on June 18, 2007 with penalties and sanctions for noncompliance. The FERC also approved a delegation agreement between NERC and ReliabilityFirst Corporation, one of eight Regional Entities that carry out enforcement for NERC.  All of FirstEnergy’s facilities are located within the ReliabilityFirst region.

To date, FERC has approved 83 of the 107 reliability standards proposed by NERC. Nevertheless, the FERC has directed NERC to submit improvements to 56 of the 83 approved standards and has endorsed NERC's process for developing reliability standards and its associated work plan. On May 4, 2007, NERC submitted 24 proposed Violation Risk Factors that would operate as a system of weighting the risk to the power grid associated with a particular reliability standard violation. The FERC issued an order approving 22 of those factors on June 26, 2007. Further, NERC adopted eight cyber security standards and filed them with the FERC for approval. On December 11, 2006, the FERC Staff provided its preliminary assessment of the cyber security standards and cited various deficiencies in the proposed standards. Numerous parties, including FirstEnergy, provided comments on the preliminary assessment. The standards remain pending before the FERC. Separately, on July 20, 2007, the FERC issued a NOPR proposing to adopt eight related Critical Infrastructure Protection Reliability Standards. On October 5, 2007, numerous parties, including FirstEnergy, provided comments on the proposed Critical Infrastructure Protection standards. These standards, and FirstEnergy’s comments thereon, are pending before FERC.

FirstEnergy believes it is in compliance with all current NERC reliability standards. However, based upon a review of the FERC's guidance to NERC in its March 16, 2007 Final Rule on Mandatory Reliability Standards, it appears that the FERC may eventually adopt stricter standards than those just approved. The financial impact of complying with the new standards cannot be determined at this time. However, the EPACT required that all prudent costs incurred to comply with the new reliability standards be recovered in rates. If FirstEnergy is unable to meet the reliability standards for its bulk power system in the future, it could have a material adverse effect on FirstEnergy’s and its subsidiaries’ financial condition, results of operations and cash flows.

On April 18-20, 2007, ReliabilityFirst performed a routine compliance audit of FirstEnergy's bulk-power system within the Midwest ISO region and found FirstEnergy to be in full compliance with all audited reliability standards.  Similarly, ReliabilityFirst has scheduled a compliance audit of FirstEnergy's bulk-power system within the PJM region in 2008. FirstEnergy does not expect any material adverse impact to its financial condition as a result of these audits.

(B) OHIO

On September 9, 2005, the Ohio Companies filed their RCP with the PUCO. The filing included a stipulation and supplemental stipulation with several parties agreeing to the provisions set forth in the plan. On January 4, 2006, the PUCO issued an order which approved the stipulation on the RCP after clarifying certain provisions. Several parties subsequently filed appeals to the Supreme Court of Ohio in connection with certain portions of the RCP approved by the PUCO. In its order, the PUCO authorized the Ohio Companies to recover certain increased fuel costs through a fuel rider and to defer certain other increased fuel costs, all such costs to be incurred from January 1, 2006 through December 31, 2008, including interest on the deferred balances. The order also provided for recovery of the deferred costs over a 25-year period through distribution rates, which was expected to begin on January 1, 2009 for OE and TE, and approximately May 2009 for CEI.  Through September 30, 2007, the deferred fuel costs, including interest, were $89 million, $61 million and $26 million for OE, CEI and TE, respectively.

On August 29, 2007, the Supreme Court of Ohio concluded that the PUCO violated certain provisions of the Ohio Revised Code by permitting the Ohio Companies “to collect deferred increased fuel costs through future distribution rate cases, or to alternatively use excess fuel-cost recovery to reduce deferred distribution-related expenses” because fuel costs are a component of generation service, not distribution service, and because the Court concluded the PUCO did not address whether the deferral of fuel costs was anticompetitive.  The Court remanded the matter to the PUCO for further consideration consistent with the Court’s Opinion on this issue and affirmed the PUCO’s Order in all other respects. On September 7, 2007, the Ohio Companies filed a Motion for Reconsideration with the Court. On September 10, 2007 the Ohio Companies filed an Application with the PUCO that requests the implementation of two generation-related fuel cost riders to collect the increased fuel costs that were previously authorized to be deferred. The Ohio Companies requested the riders become effective in October 2007 and end in December 2008, subject to reconciliation which is expected to continue through the first quarter of 2009. This matter is currently pending before the PUCO. Although unable to predict the ultimate outcome of this matter, the Ohio Companies intend to continue deferring the fuel costs pursuant to the RCP, pending the Court’s disposition of the Motion for Reconsideration and the PUCO’s action with respect to the Ohio Companies’ Application.

On August 31, 2005, the PUCO approved a rider recovery mechanism through which the Ohio Companies may recover all MISO transmission and ancillary service related costs incurred during each year ending June 30. Pursuant to the PUCO’s order, the Ohio Companies, on May 1, 2007, filed revised riders, which became effective on July 1, 2007.  The revised riders represent an increase over the amounts collected through the 2006 riders of approximately $64 million annually.  If it is subsequently determined by the PUCO that adjustments to the rider as filed are necessary, such adjustments, with carrying costs, will be incorporated into the 2008 transmission rider filing.

On May 8, 2007, the Ohio Companies filed with the PUCO a notice of intent to file for an increase in electric distribution rates. The Ohio Companies filed the application and rate request with the PUCO on June 7, 2007. The requested increase is expected to be more than offset by the elimination or reduction of transition charges at the time the rates go into effect and would result in lowering the overall non-generation portion of the bill for most Ohio customers.  The distribution rate increases reflect capital expenditures since the Ohio Companies’ last distribution rate proceedings, increases in operating and maintenance expenses and recovery of regulatory assets created by deferrals that were approved in prior cases. On August 6, 2007, the Ohio Companies updated their filing supporting a distribution rate increase of $332 million to the PUCO to establish the test period data that will be used as the basis for setting rates in that proceeding. The PUCO Staff is expected to issue its report in the case in the fourth quarter of 2007 with evidentiary hearings to follow in early 2008. The PUCO order is expected to be issued in the second quarter of 2008. The new rates would become effective January 1, 2009 for OE and TE, and approximately May 2009 for CEI.

On July 10, 2007, the Ohio Companies filed an application with the PUCO requesting approval of a comprehensive supply plan for providing generation service to customers who do not purchase electricity from an alternative supplier, beginning January 1, 2009. The proposed competitive bidding process would average the results of multiple bidding sessions conducted at different times during the year. The final price per kilowatt-hour would reflect an average of the prices resulting from all bids. In their filing, the Ohio Companies offered two alternatives for structuring the bids, either by customer class or a “slice-of-system” approach. The proposal provides the PUCO with an option to phase in generation price increases for residential tariff groups who would experience a change in their average total price of 15 percent or more. The PUCO held a technical conference on August 16, 2007 regarding the filing. Comments by intervenors in the case were filed on September 5, 2007.  The PUCO Staff filed comments on September 21, 2007.  Parties filed reply comments on October 12, 2007. The Ohio Companies requested that the PUCO issue an order by November 1, 2007, to provide sufficient time to conduct the bidding process.

On September 25, 2007, the Ohio Governor’s proposed energy plan was officially introduced into the Ohio Senate. The bill proposes to revise state energy policy to address electric generation pricing after 2008, establish advanced energy portfolio standards and energy efficiency standards, and create GHG emissions reporting and carbon control planning requirements. The bill also proposes to move to a “hybrid” system for determining rates for PLR service in which electric utilities would provide regulated generation service unless they satisfy a statutory burden to demonstrate the existence of a competitive market for retail electricity. The Senate Energy & Public Utilities Committee has been conducting hearings on the bill and receiving testimony from interested parties, including the Governor’s Energy Advisor, the Chairman of the PUCO, consumer groups, utility executives and others. Several proposed amendments to the bill have been submitted, including those from Ohio’s investor-owned electric utilities. A substitute version of the bill, which incorporated certain of the proposed amendments, was introduced into the Senate Energy & Public Utilities Committee on October 25, 2007. At this time, FirstEnergy cannot predict the outcome of this process nor determine the impact, if any, such legislation may have on its operations or those of the Ohio Companies.

(C) PENNSYLVANIA

Met-Ed and Penelec have been purchasing a portion of their PLR requirements from FES through a partial requirements wholesale power sales agreement and various amendments. Under these agreements, FES retained the supply obligation and the supply profit and loss risk for the portion of power supply requirements not self-supplied by Met-Ed and Penelec. The FES agreements have reduced Met-Ed's and Penelec's exposure to high wholesale power prices by providing power at a fixed price for their uncommitted PLR capacity and energy requirements during the term of these agreements with FES.

On September 26, 2006, Met-Ed and Penelec successfully conducted a competitive RFP for a portion of their PLR obligation for the period December 1, 2006 through December 31, 2008. FES was one of the successful bidders in that RFP process and on September 26, 2006 entered into a supplier master agreement to supply a certain portion of Met-Ed’s and Penelec’s PLR requirements at market prices that were substantially higher than the fixed price in the partial requirements agreements.

Based on the outcome of the 2006 comprehensive transition rate filing, as described below, Met-Ed, Penelec and FES agreed to restate the partial requirements power sales agreement effective January 1, 2007. The restated agreement incorporates the same fixed price for residual capacity and energy supplied by FES as in the prior arrangements between the parties, and automatically extends for successive one year terms unless any party gives 60 days’ notice prior to the end of the year. The restated agreement also allows Met-Ed and Penelec to sell the output of NUG energy to the market and requires FES to provide energy at fixed prices to replace any NUG energy thus sold to the extent needed for Met-Ed and Penelec to satisfy their PLR obligations. The parties also have separately terminated the supplier master agreements in connection with the restatement of the partial requirements agreement. Accordingly, the energy that would have been supplied under the supplier master agreement will now be provided under the restated partial requirements agreement. The fixed price under the restated agreement is expected to remain below wholesale market prices during the term of the agreement.

If Met-Ed and Penelec were to replace the entire FES supply at current market power prices without corresponding regulatory authorization to increase their generation prices to customers, each company would likely incur a significant increase in operating expenses and experience a material deterioration in credit quality metrics. Under such a scenario, each company's credit profile would no longer be expected to support an investment grade rating for its fixed income securities. Based on the PPUC’s January 11, 2007 order described below, if FES ultimately determines to terminate, reduce, or significantly modify the agreement prior to the expiration of Met-Ed’s and Penelec’s generation rate caps in 2010, timely regulatory relief is not likely to be granted by the PPUC.

Met-Ed and Penelec made a comprehensive transition rate filing with the PPUC on April 10, 2006 to address a number of transmission, distribution and supply issues. If Met-Ed's and Penelec's preferred approach involving accounting deferrals had been approved, annual revenues would have increased by $216 million and $157 million, respectively. That filing included, among other things, a request to charge customers for an increasing amount of market-priced power procured through a CBP as the amount of supply provided under the then existing FES agreement was to be phased out. Met-Ed and Penelec also requested approval of a January 12, 2005 petition for the deferral of transmission-related costs incurred during 2006. In this rate filing, Met-Ed and Penelec also requested recovery of annual transmission and related costs incurred on or after January 1, 2007, plus the amortized portion of 2006 costs over a ten-year period, along with applicable carrying charges, through an adjustable rider. Changes in the recovery of NUG expenses and the recovery of Met-Ed's non-NUG stranded costs were also included in the filing. On May 4, 2006, the PPUC consolidated the remand of the FirstEnergy and GPU merger proceeding, related to the quantification and allocation of merger savings, with the comprehensive transition rate filing case.

The PPUC entered its Opinion and Order in the comprehensive rate filing proceeding on January 11, 2007. The order approved the recovery of transmission costs, including the transmission-related deferral for January 1, 2006 through January 10, 2007, when new transmission rates were effective, and determined that no merger savings from prior years should be considered in determining customers’ rates. The request for increases in generation supply rates was denied as were the requested changes in NUG expense recovery and Met-Ed’s non-NUG stranded costs. The order decreased Met-Ed’s and Penelec’s distribution rates by $80 million and $19 million, respectively. These decreases were offset by the increases allowed for the recovery of transmission expenses and the transmission deferral. Met-Ed’s and Penelec’s request for recovery of Saxton decommissioning costs was granted and, in January 2007, Met-Ed and Penelec recognized income of $15 million and $12 million, respectively, to establish regulatory assets for those previously expensed decommissioning costs. Overall rates increased by 5.0% for Met-Ed ($59 million) and 4.5% for Penelec ($50 million). Met-Ed and Penelec filed a Petition for Reconsideration on January 26, 2007 on the issues of consolidated tax savings and rate of return on equity. Other parties filed Petitions for Reconsideration on transmission (including congestion), transmission deferrals and rate design issues. On February 8, 2007, the PPUC entered an order granting Met-Ed’s, Penelec’s and the other parties’ petitions for procedural purposes. Due to that ruling, the period for appeals to the Commonwealth Court of Pennsylvania was tolled until 30 days after the PPUC entered a subsequent order ruling on the substantive issues raised in the petitions. On March 1, 2007, the PPUC issued three orders: (1) a tentative order regarding the reconsideration by the PPUC of its own order; (2) an order denying the Petitions for Reconsideration of Met-Ed, Penelec and the OCA and denying in part and accepting in part the MEIUG’s and PICA’s Petition for Reconsideration; and (3) an order approving the compliance filing. Comments to the PPUC for reconsideration of its order were filed on March 8, 2007, and the PPUC ruled on the reconsideration on April 13, 2007, making minor changes to rate design as agreed upon by Met-Ed, Penelec and certain other parties.

On March 30, 2007, MEIUG and PICA filed a Petition for Review with the Commonwealth Court of Pennsylvania asking the court to review the PPUC’s determination on transmission (including congestion) and the transmission deferral. Met-Ed and Penelec filed a Petition for Review on April 13, 2007 on the issues of consolidated tax savings and the requested generation rate increase.  The OCA filed its Petition for Review on April 13, 2007, on the issues of transmission (including congestion) and recovery of universal service costs from only the residential rate class. On June 19, 2007, initial briefs were filed and responsive briefs were filed through September 21, 2007.  Reply briefs were filed on October 5, 2007. Oral arguments are expected to take place in late 2007 or early 2008. If Met-Ed and Penelec do not prevail on the issue of congestion, it could have a material adverse effect on the financial condition and results of operations of Met-Ed, Penelec and FirstEnergy.

As of September 30, 2007, Met-Ed's and Penelec's unrecovered regulatory deferrals pursuant to the 2006 comprehensive transition rate case, the 1998 Restructuring Settlement (including the Phase 2 Proceedings) and the FirstEnergy/GPU Merger Settlement Stipulation were $496 million and $58 million, respectively. During the PPUC’s annual audit of Met-Ed’s and Penelec’s NUG stranded cost balances in 2006, it noted a modification to the NUG purchased power stranded cost accounting methodology made by Met-Ed and Penelec. On August 18, 2006, a PPUC Order was entered requiring Met-Ed and Penelec to reflect the deferred NUG cost balances as if the stranded cost accounting methodology modification had not been implemented. As a result of this PPUC order, Met-Ed recognized a pre-tax charge of approximately $10.3 million in the third quarter of 2006, representing incremental costs deferred under the revised methodology in 2005. Met-Ed and Penelec continue to believe that the stranded cost accounting methodology modification is appropriate and on August 24, 2006 filed a petition with the PPUC pursuant to its order for authorization to reflect the stranded cost accounting methodology modification effective January 1, 1999. Hearings on this petition were held in February 2007 and briefing was completed on March 28, 2007. The ALJ’s initial decision was issued on May 3, 2007 and denied Met-Ed's and Penelec’s request to modify their NUG stranded cost accounting methodology. The companies filed exceptions to the initial decision on May 23, 2007 and replies to those exceptions were filed on June 4, 2007. It is not known when the PPUC may issue a final decision in this matter.

On May 2, 2007, Penn filed a plan with the PPUC for the procurement of PLR supply from June 2008 through May 2011. The filing proposes multiple, competitive RFPs with staggered delivery periods for fixed-price, tranche-based, pay as bid PLR supply to the residential and commercial classes. The proposal phases out existing promotional rates and eliminates the declining block and the demand components on generation rates for residential and commercial customers. The industrial class PLR service will be provided through an hourly-priced service provided by Penn. Quarterly reconciliation of the differences between the costs of supply and revenues from customers is also proposed.  On September 28, 2007, Penn filed a Joint Petition for Settlement resolving all but one issue in the case.  Briefs were also filed on September 28, 2007 on the unresolved issue of incremental uncollectible accounts expense.  The settlement is either supported, or not opposed, by all parties. The PPUC is expected to act on the settlement and the unresolved issue in late November or early December 2007 for the initial RFP to take place in January 2008.

On February 1, 2007, the Governor of Pennsylvania proposed an EIS. The EIS includes four pieces of proposed legislation that, according to the Governor, is designed to reduce energy costs, promote energy independence and stimulate the economy. Elements of the EIS include the installation of smart meters, funding for solar panels on residences and small businesses, conservation programs to meet demand growth, a requirement that electric distribution companies acquire power that results in the “lowest reasonable rate on a long-term basis,” the utilization of micro-grids and an optional three year phase-in of rate increases. On July 17, 2007 the Governor signed into law two pieces of energy legislation. The first amended the Alternative Energy Portfolio Standards Act of 2004 to, among other things, increase the percentage of solar energy that must be supplied at the conclusion of an electric distribution company’s transition period. The second law allows electric distribution companies, at their sole discretion, to enter into long term contracts with large customers and to build or acquire interests in electric generation facilities specifically to supply long-term contracts with such customers. A special legislative session on energy was convened in mid-September 2007 to consider other aspects of the EIS. The final form of any legislation arising from the special legislative session is uncertain. Consequently, FirstEnergy is unable to predict what impact, if any, such legislation may have on its operations.

(D) NEW JERSEY

JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers and costs incurred under NUG agreements exceed amounts collected through BGS and NUGC rates and market sales of NUG energy and capacity. As of September 30, 2007, the accumulated deferred cost balance totaled approximately $330 million.

In accordance with an April 28, 2004 NJBPU order, JCP&L filed testimony on June 7, 2004 supporting a continuation of the current level and duration of the funding of TMI-2 decommissioning costs by New Jersey customers without a reduction, termination or capping of the funding. On September 30, 2004, JCP&L filed an updated TMI-2 decommissioning study. This study resulted in an updated total decommissioning cost estimate of $729 million (in 2003 dollars) compared to the estimated $528 million (in 2003 dollars) from the prior 1995 decommissioning study. The DRA filed comments on February 28, 2005 requesting that decommissioning funding be suspended. On March 18, 2005, JCP&L filed a response to those comments. A schedule for further NJBPU proceedings has not yet been set.

On August 1, 2005, the NJBPU established a proceeding to determine whether additional ratepayer protections are required at the state level in light of the repeal of PUHCA pursuant to the EPACT. The NJBPU approved regulations effective October 2, 2006 that would prevent a holding company that owns a gas or electric public utility from investing more than 25% of the combined assets of its utility and utility-related subsidiaries into businesses unrelated to the utility industry. These regulations are not expected to materially impact FirstEnergy or JCP&L.  Also, in the same proceeding, the NJBPU Staff issued an additional draft proposal on March 31, 2006 addressing various issues including access to books and records, ring-fencing, cross subsidization, corporate governance and related matters. With the approval of the NJBPU Staff, the affected utilities jointly submitted an alternative proposal on June 1, 2006. Comments on the alternative proposal were submitted on June 15, 2006. On November 3, 2006, the Staff circulated a revised draft proposal to interested stakeholders. Another revised draft was circulated by the NJBPU Staff on February 8, 2007.

New Jersey statutes require that the state periodically undertake a planning process, known as the EMP, to address energy related issues including energy security, economic growth, and environmental impact. The EMP is to be developed with involvement of the Governor’s Office and the Governor’s Office of Economic Growth, and is to be prepared by a Master Plan Committee, which is chaired by the NJBPU President and includes representatives of several State departments. In October 2006, the current EMP process was initiated with the issuance of a proposed set of objectives which, as to electricity, included the following:

•   Reduce the total projected electricity demand by 20% by 2020;

•	Meet 22.5% of New Jersey’s electricity needs with renewable energy resources by that date;

•   Reduce air pollution related to energy use;

•   Encourage and maintain economic growth and development;

•	Achieve a 20% reduction in both Customer Average Interruption Duration Index and System Average Interruption Frequency Index by 2020;

•	Maintain unit prices for electricity to no more than +5% of the regional average price (region includes New York, New Jersey, Pennsylvania, Delaware, Maryland and the District of Columbia); and

•   Eliminate transmission congestion by 2020.

Comments on the objectives and participation in the development of the EMP have been solicited and a number of working groups have been formed to obtain input from a broad range of interested stakeholders including utilities, environmental groups, customer groups, and major customers. EMP working groups addressing (1) energy efficiency and demand response, (2) renewables, (3) reliability, and (4) pricing issues have completed their assigned tasks of data gathering and analysis and have provided reports to the EMP Committee. Public stakeholder meetings were held in the fall of 2006 and in early 2007, and further public meetings are expected later in 2007. A final draft of the EMP is expected to be presented to the Governor in late 2007. At this time, FirstEnergy cannot predict the outcome of this process nor determine the impact, if any, such legislation may have on its operations or those of JCP&L.

On February 13, 2007, the NJBPU Staff informally issued a draft proposal relating to changes to the regulations addressing electric distribution service reliability and quality standards.  Meetings between the NJBPU Staff and interested stakeholders to discuss the proposal were held and additional, revised informal proposals were subsequently circulated by the Staff.  On September 4, 2007, proposed regulations were published in the New Jersey Register, which proposal will be subsequently considered by the NJBPU following comments which were due on September 26, 2007.  At this time, FirstEnergy cannot predict the outcome of this process nor determine the impact, if any, such regulations may have on its operations or those of JCP&L.

(E) FERC MATTERS

On November 18, 2004, the FERC issued an order eliminating the RTOR for transmission service between the MISO and PJM regions. The FERC also ordered the MISO, PJM and the transmission owners within MISO and PJM to submit compliance filings containing a SECA mechanism to recover lost RTOR revenues during a 16-month transition period from load serving entities. The FERC issued orders in 2005 setting the SECA for hearing. ATSI, JCP&L, Met-Ed, Penelec, and FES participated in the FERC hearings held in May 2006 concerning the calculation and imposition of the SECA charges. The presiding judge issued an initial decision on August 10, 2006, rejecting the compliance filings made by the RTOs and transmission owners, ruling on various issues and directing new compliance filings. This decision is subject to review and approval by the FERC. Briefs addressing the initial decision were filed on September 11, 2006 and October 20, 2006. A final order could be issued by the FERC in the fourth quarter of 2007.

On January 31, 2005, certain PJM transmission owners made three filings with the FERC pursuant to a settlement agreement previously approved by the FERC. JCP&L, Met-Ed and Penelec were parties to that proceeding and joined in two of the filings. In the first filing, the settling transmission owners submitted a filing justifying continuation of their existing rate design within the PJM RTO. In the second filing, the settling transmission owners proposed a revised Schedule 12 to the PJM tariff designed to harmonize the rate treatment of new and existing transmission facilities. Interventions and protests were filed on February 22, 2005. In the third filing, Baltimore Gas & Electric Company (BG&E) and Pepco Holdings, Inc. requested a formula rate for transmission service provided within their respective zones. Hearings were held and numerous parties appeared and litigated various issues; including AEP, which filed in opposition proposing to create a "postage stamp" rate for high voltage transmission facilities across PJM. At the conclusion of the hearings, the ALJ issued an initial decision adopting the FERC Trial Staff’s position that the cost of all PJM transmission facilities should be recovered through a postage stamp rate. The ALJ recommended an April 1, 2006 effective date for this change in rate design. Numerous parties, including FirstEnergy, submitted briefs opposing the ALJ’s decision and recommendations.  On April 19, 2007, the FERC issued an order rejecting the ALJ’s findings and recommendations in nearly every respect. The FERC found that the PJM transmission owners’ existing “license plate” rate design was just and reasonable and ordered that the current license plate rates for existing transmission facilities be retained. On the issue of rates for new transmission facilities, the FERC directed that costs for new transmission facilities that are rated at 500 kV or higher are to be socialized throughout the PJM footprint by means of a postage-stamp rate.  Costs for new transmission facilities that are rated at less than 500 kV, however, are to be allocated on a “beneficiary pays” basis.  Nevertheless, the FERC found that PJM’s current beneficiary-pays cost allocation methodology is not sufficiently detailed and, in a related order that also was issued on April 19, 2007, directed that hearings be held for the purpose of establishing a just and reasonable cost allocation methodology for inclusion in PJM’s tariff.

On May 18, 2007, certain parties filed for rehearing of the FERC’s April 19, 2007 Order.  Subsequently, FirstEnergy and other parties filed pleadings opposing the requests for rehearing. The FERC’s Orders on PJM rate design, if sustained on rehearing and appeal, will prevent the allocation of the cost of existing transmission facilities of other utilities to JCP&L, Met-Ed and Penelec.  In addition, the FERC’s decision to allocate the cost of new 500 kV and above transmission facilities on a PJM-wide basis will reduce future transmission costs shifting to the JCP&L, Met-Ed and Penelec zones.

    New FERC Transmission Rate Design Filings

On August 1, 2007, a number of filings were made with the FERC by transmission owning utilities in the MISO and PJM footprint that could affect the transmission rates paid by FirstEnergy’s operating companies and FES.

FirstEnergy joined in a filing made by the MISO transmission owners that would maintain the existing “license plate” rates for transmission service within MISO provided over existing transmission facilities.  FirstEnergy also joined in a filing made by both the MISO and PJM transmission owners proposing to continue the elimination of transmission rates associated with service over existing transmission facilities between MISO and PJM.  If adopted by the FERC, these filings would not affect the rates charged to load-serving FirstEnergy affiliates for transmission service over existing transmission facilities.  In a related filing, MISO and MISO transmission owners requested that the current MISO pricing for new transmission facilities that spreads 20% of the cost of new 345 kV and higher transmission facilities across the entire MISO footprint be maintained (known as the RECB Process). Each of these filings was supported by the majority of transmission owners in either MISO or PJM, as applicable.

The Midwest Stand-Alone Transmission Companies made a filing under Section 205 of the Federal Power Act requesting that 100% of the cost of new qualifying 345 kV and higher transmission facilities be spread throughout the entire MISO footprint.  Further, Indianapolis Power and Light Company separately moved the FERC to reopen the record to address the cost allocation for the RECB Process.  If either proposal is adopted by the FERC, it could shift a greater portion of the cost of new 345 kV and higher transmission facilities to the FirstEnergy footprint in MISO, and increase the transmission rates paid by load-serving FirstEnergy affiliates in MISO.

On September 17, 2007, AEP filed a complaint under Sections 206 and 306 of the Federal Power Act seeking to have the entire transmission rate design and cost allocation methods used by MISO and PJM declared unjust, unreasonable, and unduly discriminatory, and to have FERC fix a uniform regional transmission rate design and cost allocation method for the entire MISO and PJM “SuperRegion” that regionalizes the cost of new and existing transmission facilities operated at voltages of 345 kV and above.  Lower voltage facilities would continue to be recovered in the host utility transmission rate zone through a license plate rate.  AEP requests a refund effective October 1, 2007, or alternatively, February 1, 2008.  The effect of this proposal, if adopted by FERC, would be to shift significant costs to the FirstEnergy zones in MISO and PJM.  FirstEnergy believes that most of these costs would ultimately be recoverable in retail rates. On October 12, 2007, BG&E filed a motion to dismiss AEP’s complaint. On October 16, 2007, the Organization of MISO States filed comments urging the FERC to dismiss AEP’s complaint. Interventions and protests to AEP’s complaint and answers to BG&E’s motion to dismiss were due October 29, 2007. FirstEnergy and other transmission owners filed protests to AEP’s complaint and support for BG&E’s motion to dismiss. AEP has asked for consolidation of its complaint with the cases above, and FirstEnergy expects it to be resolved on the same timeline as those cases.

Any increase in rates charged for transmission service to FirstEnergy affiliates is dependent upon the outcome of these proceedings at FERC.  All or some of these proceedings may be consolidated by the FERC and set for hearing.  The outcome of these cases cannot be predicted.  Any material adverse impact on FirstEnergy would depend upon the ability of the load-serving FirstEnergy affiliates to recover increased transmission costs in their retail rates.  FirstEnergy believes that current retail rate mechanisms in place for PLR service for the Ohio Companies and for Met-Ed and Penelec would permit them to pass through increased transmission charges in their retail rates.  Increased transmission charges in the JCP&L and Penn transmission zones would be the responsibility of competitive electric retail suppliers, including FES.

    MISO Ancillary Services Market and Balancing Area Consolidation Filing

MISO made a filing on September 14, 2007 to establish Ancillary Services markets for regulation, spinning and supplemental reserves to consolidate the existing 24 balancing areas within the MISO footprint, and to establish MISO as the NERC registered balancing authority for the region.  An effective date of June 1, 2008 was requested in the filing.

MISO’s previous filing to establish an Ancillary Services market was rejected without prejudice by FERC on June 22, 2007, subject to MISO making certain modifications in its filing. FirstEnergy believes that MISO’s September 14 filing generally addresses the FERC’s directives.  FirstEnergy supports the proposal to establish markets for Ancillary Services and consolidate existing balancing areas, but filed objections on specific aspects of the MISO proposal.  Interventions and protests to MISO’s filing were made with FERC on October 15, 2007.

    Order No. 890 on Open Access Transmission Tariffs

On February 16, 2007, the FERC issued a final rule (Order No. 890) that revises its decade-old open access transmission regulations and policies.  The FERC explained that the final rule is intended to strengthen non-discriminatory access to the transmission grid, facilitate FERC enforcement, and provide for a more open and coordinated transmission planning process.  The final rule became effective on May 14, 2007. MISO, PJM and ATSI will be filing revised tariffs to comply with the FERC’s order. MISO, PJM and ATSI submitted tariff filings to the FERC on October 11, 2007. As a market participant in both MISO and PJM, FirstEnergy will conform its business practices to each respective revised tariff.

12.  LEASES

On July 13, 2007, FGCO completed a sale and leaseback transaction for its 93.825% undivided interest in Bruce Mansfield Unit 1, representing 779 MW of net demonstrated capacity. The purchase price of approximately $1.329 billion (net after-tax proceeds of approximately $1.2 billion) for the undivided interest was funded through a combination of equity investments by affiliates of AIG Financial Products Corp. and Union Bank of California, N.A. in six lessor trusts and proceeds from the sale of $1.135 billion aggregate principal amount of 6.85% pass through certificates due 2034.  A like principal amount of secured notes maturing June 1, 2034 were issued by the lessor trusts to the pass through trust that issued and sold the certificates.  The lessor trusts leased the undivided interest back to FGCO for a term of approximately 33 years under substantially identical leases. FES has unconditionally and irrevocably guaranteed all of FGCO’s obligations under each of the leases. FES’ registration obligations under the registration rights agreement applicable to the $1.135 billion principal amount of pass through certificates issued in connection with the transaction were satisfied in September 2007, at which time the transaction was classified as an operating lease under GAAP for FES and FirstEnergy. This transaction generated tax capital gains of approximately $752 million, all of which were offset by existing tax capital loss carryforwards. Accordingly, FirstEnergy reduced its tax loss carryforward valuation allowances in the third quarter of 2007, with a corresponding reduction to goodwill (see Note 3).

The future minimum lease payments associated with the recently completed Bruce Mansfield Unit 1 sale and leaseback transaction as of September 30, 2007 are as follows (in millions):

2007	$44
2008	89
2009	89
2010	89
2011	89
Years thereafter	2,286
Total minimum lease payments	$2,686

13.  NEW ACCOUNTING STANDARDS AND INTERPRETATIONS

SFAS 157 – “Fair Value Measurements”

In September 2006, the FASB issued SFAS 157 that establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This Statement addresses the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. The key changes to current practice are: (1) the definition of fair value which focuses on an exit price rather than entry price; (2) the methods used to measure fair value such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions and credit standing; and (3) the expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. FirstEnergy is currently evaluating the impact of this Statement on its financial statements.

SFAS 159 – “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”

In February 2007, the FASB issued SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value. This Statement requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings.  The Standard also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  This guidance does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. FirstEnergy is currently evaluating the impact of this Statement on its financial statements.

EITF 06-11 – “Accounting for Income Tax Benefits of Dividends or Share-based Payment Awards”

In June 2007, the FASB released EITF 06-11, which provides guidance on the appropriate accounting for income tax benefits related to dividends earned on nonvested share units that are charged to retained earnings under SFAS 123(R).  The consensus requires that an entity recognize the realized tax benefit associated with the dividends on nonvested shares as an increase to APIC. This amount should be included in the APIC pool, which is to be used when an entity’s estimate of forfeitures increases or actual forfeitures exceed its estimates, at which time the tax benefits in the APIC pool would be reclassified to the income statement.  The consensus is effective for income tax benefits of dividends declared during fiscal years beginning after December 15, 2007.  EITF 06-11 is not expected to have a material effect on FirstEnergy’s financial statements.

FSP FIN 39-1 – “Amendment of FASB Interpretation No. 39”

In April 2007, the FASB issued Staff Position (FSP) FIN 39-1, which permits an entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement as the derivative instruments.  This FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted. The effects of applying the guidance in this FSP should be recognized as a retrospective change in accounting principle for all financial statements presented. FirstEnergy is currently evaluating the impact of this FSP on its financial statements but it is not expected to have a material impact.

14.  SEGMENT INFORMATION

Effective January 1, 2007, FirstEnergy has three reportable operating segments: energy delivery services, competitive energy services and Ohio transitional generation services. None of the aggregate “Other” segments individually meet the criteria to be considered a reportable segment. The energy delivery services segment consists of regulated transmission and distribution operations, including transition cost recovery, and PLR generation service for FirstEnergy’s Pennsylvania and New Jersey electric utility subsidiaries. The competitive energy services segment primarily consists of unregulated generation and commodity operations, including competitive electric sales, and generation sales to affiliated electric utilities. The Ohio transitional generation services segment represents PLR generation service by FirstEnergy’s Ohio electric utility subsidiaries. “Other” primarily consists of telecommunications services and other non-core assets. The assets and revenues for the other business operations are below the quantifiable threshold for operating segments for separate disclosure as “reportable operating segments.”

The energy delivery services segment designs, constructs, operates and maintains FirstEnergy's regulated transmission and distribution systems and is responsible for the regulated generation commodity operations of FirstEnergy’s Pennsylvania and New Jersey electric utility subsidiaries. Its revenues are primarily derived from the delivery of electricity, cost recovery of regulatory assets and PLR electric generation sales to non-shopping customers in its Pennsylvania and New Jersey franchise areas. Its results reflect the commodity costs of securing electric generation from FES under partial requirements purchased power agreements and non-affiliated power suppliers as well as the net PJM transmission expenses related to the delivery of that generation load.

The competitive energy services segment supplies electric power to its electric utility affiliates and competitive electric sales to customers primarily in Ohio, Pennsylvania, Maryland and Michigan. The segment owns or leases and operates FirstEnergy’s generating facilities and purchases electricity to meet its sales obligations. The segment's net income is primarily derived from the affiliated company power sales and the non-affiliated electric generation sales revenues less the related costs of electricity generation, including purchased power and net transmission (including congestion) and ancillary costs charged by PJM and MISO to deliver electricity to the segment’s customers. The segment’s internal revenues represent the affiliated company power sales.

The Ohio transitional generation services segment represents the regulated generation operations of FirstEnergy’s Ohio electric utility subsidiaries. Its revenues are primarily derived from electric generation sales to non-shopping customers under the PLR obligations of the Ohio Companies. Its results reflect the purchase of electric generation from the competitive energy services segment through full requirements PSA arrangements, the deferral and amortization of certain fuel costs authorized for recovery by the energy delivery services segment and the net MISO transmission revenues and expenses related to the delivery of its generation load. This segment’s total assets consist of accounts receivable for generation revenues from retail customers.

Segment reporting in 2006 has been revised to conform to the current year business segment organization and operations. Changes in the current year operations reporting and revised 2006 segment reporting primarily reflect the transfer from FES to the regulated utilities of the responsibility for obtaining PLR generation for the utilities’ non-shopping customers. This reflects FirstEnergy’s alignment of its business units to accommodate its retail strategy and participation in competitive electricity marketplaces in Ohio, Pennsylvania and New Jersey. The differentiation of the regulated generation commodity operations between the two regulated business segments recognizes that generation sourcing for the Ohio Companies is currently in a transitional state through 2008 as compared to the segregated commodity sourcing of their Pennsylvania and New Jersey utility affiliates. The results of the energy delivery services and the Ohio transitional generation services segments now include their electric generation revenues and the corresponding generation commodity costs under affiliated and non-affiliated purchased power arrangements and related net retail PJM/MISO transmission expenses associated with serving electricity load in their respective franchise areas.

FSG completed the sale of its five remaining subsidiaries in 2006. Its assets and results for 2006 are combined in the “Other” segments in this report, as the remaining business does not meet the criteria of a reportable segment. Interest expense on holding company debt and corporate support services revenues and expenses are included in "Reconciling Adjustments."

Segment Financial Information
			Ohio
	Energy	Competitive	Transitional
	Delivery	Energy	Generation		Reconciling
Three Months Ended	Services	Services	Services	Other	Adjustments	Consolidated
	(In millions)
September 30, 2007
External revenues	$2,520	$370	$723	$9	$19	$3,641
Internal revenues	-	806	-	-	(806)	-
Total revenues	2,520	1,176	723	9	(787)	3,641
Depreciation and amortization	299	51	(16)	1	8	343
Investment income	58	5	-	1	(34)	30
Net interest charges	117	39	-	1	37	194
Income taxes	175	99	11	(2)	(10)	273
Net income	269	148	16	6	(26)	413
Total assets	23,308	7,182	268	232	663	31,653
Total goodwill	5,585	24	-	-	-	5,609
Property additions	209	199	-	1	21	430

September 30, 2006
External revenues	$2,306	$353	$690	$24	$(9)	$3,364
Internal revenues	-	762	-	-	(762)	-
Total revenues	2,306	1,115	690	24	(771)	3,364
Depreciation and amortization	227	49	(40)	1	6	243
Investment income	80	18	-	-	(52)	46
Net interest charges	107	49	-	2	22	180
Income taxes	187	112	18	(14)	(30)	273
Income from
continuing operations	280	169	27	25	(49)	452
Discontinued operations	-	-	-	2	-	2
Net income	280	169	27	27	(49)	454
Total assets	23,940	6,822	240	321	839	32,162
Total goodwill	5,911	24	-	-	-	5,935
Property additions	119	126	-	-	6	251

Nine Months Ended

September 30, 2007
External revenues	$6,655	$1,089	$1,968	$29	$(18)	$9,723
Internal revenues	-	2,210	-	-	(2,210)	-
Total revenues	6,655	3,299	1,968	29	(2,228)	9,723
Depreciation and amortization	767	153	(80)	3	20	863
Investment income	190	13	1	1	(112)	93
Net interest charges	340	131	1	3	97	572
Income taxes	464	259	46	-	(74)	695
Net income	695	388	69	13	(124)	1,041
Total assets	23,308	7,182	268	232	663	31,653
Total goodwill	5,585	24	-	-	-	5,609
Property additions	609	462	-	4	52	1,127

September 30, 2006
External revenues	$5,876	$1,077	$1,808	$92	$(32)	$8,821
Internal revenues	14	1,997	-	-	(2,011)	-
Total revenues	5,890	3,074	1,808	92	(2,043)	8,821
Depreciation and amortization	657	143	(89)	3	17	731
Investment income	244	35	-	1	(160)	120
Net interest charges	308	139	1	5	60	513
Income taxes	468	201	58	(17)	(85)	625
Income from
continuing operations	702	302	88	30	(139)	983
Discontinued operations	-	-	-	(4)	-	(4)
Net income	702	302	88	26	(139)	979
Total assets	23,940	6,822	240	321	839	32,162
Total goodwill	5,911	24	-	-	-	5,935
Property additions	489	473	-	-	28	990

Reconciling adjustments to segment operating results from internal management reporting to consolidated external financial reporting primarily consist of interest expense related to holding company debt, corporate support services revenues and expenses and elimination of intersegment transactions.

15.  SUPPLEMENTAL GUARANTOR INFORMATION

As discussed in Note 12, on July 13, 2007, FGCO completed a sale and leaseback transaction for its 93.825% undivided interest in Bruce Mansfield Unit 1. FES has unconditionally and irrevocably guaranteed all of FGCO’s obligations under each of the leases.  The related lessor notes and pass through certificates are not guaranteed by FES or FGCO, but the notes are secured by, among other things, each lessor trust’s undivided interest in Unit 1, rights and interests under the applicable lease and rights and interests under other related agreements, including FES’ lease guaranty.

The consolidating statements of income for the three months and nine months ended September 30, 2007 and 2006, consolidating balance sheets as of September 30, 2007 and December 31, 2006 and condensed consolidating statements of cash flows for the nine months ended September 30, 2007 and 2006 for FES (parent), FGCO and NGC (non-guarantor) are presented below. Investments in wholly owned subsidiaries are accounted for by FES using the equity method. Results of operations for FGCO and NGC are, therefore, reflected in FES’ investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions and reflect the consolidating entries associated with the 2007 Bruce Mansfield Unit 1 sale and leaseback transaction.

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Three Months Ended September 30, 2007	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$1,180,449	$496,204	$280,072	$(785,817)	$1,170,908

EXPENSES:
Fuel	10,944	261,759	29,083	-	301,786
Purchased power from non-affiliates	228,755	-	-	-	228,755
Purchased power from affiliates	774,873	57,927	15,525	(785,817)	62,508
Other operating expenses	41,828	75,985	117,220	-	235,033
Provision for depreciation	650	24,669	23,181	-	48,500
General taxes	5,406	11,788	5,048	-	22,242
Total expenses	1,062,456	432,128	190,057	(785,817)	898,824

OPERATING INCOME	117,993	64,076	90,015	-	272,084

OTHER INCOME (EXPENSE):
Miscellaneous income (expense), including
net income from equity investees	82,870	2,375	3,935	(76,525)	12,655
Interest expense to affiliates	(676)	(4,769)	(4,196)	-	(9,641)
Interest expense - other	(808)	(21,274)	(9,712)	-	(31,794)
Capitalized interest	9	3,889	1,233	-	5,131
Total other income (expense)	81,395	(19,779)	(8,740)	(76,525)	(23,649)

INCOME BEFORE INCOME TAXES	199,388	44,297	81,275	(76,525)	248,435

INCOME TAXES	44,624	19,850	29,197	-	93,671

NET INCOME	$154,764	$24,447	$52,078	$(76,525)	$154,764

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Three Months Ended September 30, 2006	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$1,120,844	$466,628	$246,039	$(723,931)	$1,109,580

EXPENSES:
Fuel	12,632	273,398	29,491	-	315,521
Purchased power from non-affiliates	173,620	-	-	-	173,620
Purchased power from affiliates	711,298	52,062	16,218	(723,931)	55,647
Other operating expenses	42,115	48,728	107,873	-	198,716
Provision for depreciation	456	24,656	21,782	-	46,894
General taxes	3,223	8,931	5,455	-	17,609
Total expenses	943,344	407,775	180,819	(723,931)	808,007

OPERATING INCOME	177,500	58,853	65,220	-	301,573

OTHER INCOME (EXPENSE):
Miscellaneous income (expense), including
net income from equity investees	69,102	1,694	18,089	(61,223)	27,662
Interest expense to affiliates	-	(29,988)	(11,428)	-	(41,416)
Interest expense - other	(207)	(2,749)	(4,958)	-	(7,914)
Capitalized interest	5	1,217	1,167	-	2,389
Total other income (expense)	68,900	(29,826)	2,870	(61,223)	(19,279)

INCOME BEFORE INCOME TAXES	246,400	29,027	68,090	(61,223)	282,294

INCOME TAXES	70,281	10,134	25,760	-	106,175

NET INCOME	$176,119	$18,893	$42,330	$(61,223)	$176,119

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Nine Months Ended September 30, 2007	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$3,274,694	$1,501,112	$793,255	$(2,311,129)	$3,257,932

EXPENSES:
Fuel	20,824	698,643	84,734	-	804,201
Purchased power from non-affiliates	577,831	-	-	-	577,831
Purchased power from affiliates	2,290,305	176,654	53,746	(2,311,129)	209,576
Other operating expenses	123,596	240,774	367,404	-	731,774
Provision for depreciation	1,572	74,844	68,614	-	145,030
General taxes	15,942	31,406	17,522	-	64,870
Total expenses	3,030,070	1,222,321	592,020	(2,311,129)	2,533,282

OPERATING INCOME	244,624	278,791	201,235	-	724,650

OTHER INCOME (EXPENSE):
Miscellaneous income (expense), including
net income from equity investees	271,599	2,669	13,350	(239,862)	47,756
Interest expense to affiliates	(676)	(47,090)	(14,138)	-	(61,904)
Interest expense - other	(7,966)	(34,150)	(28,729)	-	(70,845)
Capitalized interest	20	9,044	3,699	-	12,763
Total other income (expense)	262,977	(69,527)	(25,818)	(239,862)	(72,230)

INCOME BEFORE INCOME TAXES	507,601	209,264	175,417	(239,862)	652,420

INCOME TAXES	98,917	82,031	62,788	-	243,736

NET INCOME	$408,684	$127,233	$112,629	$(239,862)	$408,684

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Nine Months Ended September 30, 2006	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$3,071,970	$1,336,076	$797,967	$(2,145,891)	$3,060,122

EXPENSES:
Fuel	16,650	752,229	76,034	-	844,913
Purchased power from non-affiliates	477,249	-	-	-	477,249
Purchased power from affiliates	2,143,509	141,974	49,106	(2,145,891)	188,698
Other operating expenses	149,042	204,282	421,443	-	774,767
Provision for depreciation	1,314	72,778	61,322	-	135,414
General taxes	9,268	29,536	16,746	-	55,550
Total expenses	2,797,032	1,200,799	624,651	(2,145,891)	2,476,591

OPERATING INCOME	274,938	135,277	173,316	-	583,531

OTHER INCOME (EXPENSE):
Miscellaneous income (expense), including
net income from equity investees	146,375	(3,052)	35,518	(133,998)	44,843
Interest expense to affiliates	(241)	(87,318)	(35,105)	-	(122,664)
Interest expense - other	(564)	(5,650)	(11,666)	-	(17,880)
Capitalized interest	(3)	3,290	5,411	-	8,698
Total other income (expense)	145,567	(92,730)	(5,842)	(133,998)	(87,003)

INCOME BEFORE INCOME TAXES	420,505	42,547	167,474	(133,998)	496,528

INCOME TAXES	108,549	13,296	62,727	-	184,572

NET INCOME	$311,956	$29,251	$104,747	$(133,998)	$311,956

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATING BALANCE SHEETS
(Unaudited)

As of September 30, 2007	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2	$-	$-	$-	$2
Receivables-
Customers	144,443	-	-	-	144,443
Associated companies	282,118	169,108	113,936	(279,700)	285,462
Other	4,862	554	-	-	5,416
Notes receivable from associated companies	-	242,612	-	-	242,612
Materials and supplies, at average cost	195	224,149	216,722	-	441,066
Prepayments and other	67,892	13,693	2,240	-	83,825
	499,512	650,116	332,898	(279,700)	1,202,826

PROPERTY, PLANT AND EQUIPMENT:
In service	25,171	5,023,255	3,530,969	(395,817)	8,183,578
Less - Accumulated provision for depreciation	6,807	2,539,192	1,476,051	(169,154)	3,852,896
	18,364	2,484,063	2,054,918	(226,663)	4,330,682
Construction work in progress	1,034	414,243	181,602	-	596,879
	19,398	2,898,306	2,236,520	(226,663)	4,927,561

INVESTMENTS:
Nuclear plant decommissioning trusts	-	-	1,342,083	-	1,342,083
Long-term notes receivable from associated companies	-	-	62,900	-	62,900
Investment in associated companies	2,462,960	-	-	(2,462,960)	-
Other	5,315	34,447	202	-	39,964
	2,468,275	34,447	1,405,185	(2,462,960)	1,444,947

DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income taxes	28,756	403,890	-	(192,464)	240,182
Goodwill	24,248	-	-	-	24,248
Property taxes	-	20,946	23,165	-	44,111
Pension assets	1,154	8,295	-	-	9,449
Other	33,049	32,477	5,112	-	70,638
	87,207	465,608	28,277	(192,464)	388,628
	$3,074,392	$4,048,477	$4,002,880	$(3,161,787)	$7,963,962

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$-	$624,517	$861,265	$(16,061)	$1,469,721
Notes payable-
Associated companies	223,942	-	13,128	-	237,070
Other	-	-	-	-	-
Accounts payable-
Associated companies	279,976	158,500	273,919	(279,700)	432,695
Other	65,782	112,038	-	-	177,820
Accrued taxes	44,995	461,635	30,430	-	537,060
Other	60,252	59,770	9,731	33,486	163,239
	674,947	1,416,460	1,188,473	(262,275)	3,017,605

CAPITALIZATION:
Common stockholder's equity	2,369,019	905,100	1,557,860	(2,462,960)	2,369,019
Long-term debt	-	1,575,653	242,400	(1,312,857)	505,196
	2,369,019	2,480,753	1,800,260	(3,775,817)	2,874,215

NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	-	-	-	1,068,769	1,068,769
Accumulated deferred income taxes	-	-	192,464	(192,464)	-
Accumulated deferred investment tax credits	-	36,764	25,511	-	62,275
Asset retirement obligations	-	24,350	773,007	-	797,357
Retirement benefits	7,843	45,662	-	-	53,505
Property taxes	-	21,268	23,165	-	44,433
Other	22,583	23,220	-	-	45,803
	30,426	151,264	1,014,147	876,305	2,072,142
	$3,074,392	$4,048,477	$4,002,880	$(3,161,787)	$7,963,962

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATING BALANCE SHEETS
(Unaudited)

As of December 31, 2006	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2	$-	$-	$-	$2
Receivables-
Customers	129,843	-	-	-	129,843
Associated companies	201,281	160,965	69,751	(196,465)	235,532
Other	2,383	1,702	-	-	4,085
Notes receivable from associated companies	460,023	-	292,896	-	752,919
Materials and supplies, at average cost	195	238,936	221,108	-	460,239
Prepayments and other	45,314	10,389	1,843	-	57,546
	839,041	411,992	585,598	(196,465)	1,640,166

PROPERTY, PLANT AND EQUIPMENT:
In service	16,261	4,960,453	3,378,630	-	8,355,344
Less - Accumulated provision for depreciation	5,738	2,477,004	1,335,526	-	3,818,268
	10,523	2,483,449	2,043,104	-	4,537,076
Construction work in progress	345	170,063	169,478	-	339,886
	10,868	2,653,512	2,212,582	-	4,876,962

INVESTMENTS:
Nuclear plant decommissioning trusts	-	-	1,238,272	-	1,238,272
Long-term notes receivable from associated companies	-	-	62,900	-	62,900
Investment in associated companies	1,471,184	-	-	(1,471,184)	-
Other	6,474	65,833	202	-	72,509
	1,477,658	65,833	1,301,374	(1,471,184)	1,373,681

DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	24,248	-	-	-	24,248
Property taxes	-	20,946	23,165	-	44,111
Accumulated deferred income taxes	32,939	-	-	(32,939)	-
Other	23,544	11,542	4,753	-	39,839
	80,731	32,488	27,918	(32,939)	108,198
	$2,408,298	$3,163,825	$4,127,472	$(1,700,588)	$7,999,007

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$-	$608,395	$861,265	$-	$1,469,660
Notes payable to associated companies	-	1,022,197	-	-	1,022,197
Accounts payable-
Associated companies	375,328	11,964	365,222	(196,465)	556,049
Other	32,864	103,767	-	-	136,631
Accrued taxes	54,537	32,028	26,666	-	113,231
Other	49,906	41,401	9,634	-	100,941
	512,635	1,819,752	1,262,787	(196,465)	3,398,709

CAPITALIZATION:
Common stockholder's equity	1,859,363	78,542	1,392,642	(1,471,184)	1,859,363
Long-term debt	-	1,057,252	556,970	-	1,614,222
	1,859,363	1,135,794	1,949,612	(1,471,184)	3,473,585

NONCURRENT LIABILITIES:
Accumulated deferred income taxes	-	25,293	129,095	(32,939)	121,449
Accumulated deferred investment tax credits	-	38,894	26,857	-	65,751
Asset retirement obligations	-	24,272	735,956	-	760,228
Retirement benefits	10,255	92,772	-	-	103,027
Property taxes	-	21,268	23,165	-	44,433
Other	26,045	5,780	-	-	31,825
	36,300	208,279	915,073	(32,939)	1,126,713
	$2,408,298	$3,163,825	$4,127,472	$(1,700,588)	$7,999,007

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30, 2007	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

NET CASH PROVIDED FROM (USED FOR)
OPERATING ACTIVITIES	$(17,080)	$350,927	$146,468	$-	$480,315

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	-	1,328,919	-	(1,328,919)	-
Equity contribution from parent	710,468	700,000	1,325	(701,325)	710,468
Short-term borrowings, net	223,942	-	13,128	(237,070)	-
Redemptions and Repayments-
Long-term debt	-	(795,019)	(315,155)	-	(1,110,174)
Short-term borrowings, net	-	(1,022,197)	-	237,070	(785,127)
Common stock	(600,000)	-	-	-	(600,000)
Common stock dividend payments	(67,000)	-	-	-	(67,000)
Net cash provided from (used for) financing activities	267,410	211,703	(300,702)	(2,030,244)	(1,851,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(10,119)	(332,499)	(140,289)	-	(482,907)
Proceeds from asset sales	-	12,990	-	-	12,990
Proceeds from sale and leaseback transaction	-	-	-	1,328,919	1,328,919
Sales of investment securities held in trusts	-	-	521,535	-	521,535
Purchases of investment securities held in trusts	-	-	(521,535)	-	(521,535)
Loan repayments from (loans to) associated companies, net	460,023	(242,612)	292,896	-	510,307
Investment in subsidiary	(701,325)	-	-	701,325	-
Other	1,091	(509)	1,627	-	2,209
Net cash provided from (used for) investing activities	(250,330)	(562,630)	154,234	2,030,244	1,371,518

Net change in cash and cash equivalents	-	-	-	-	-
Cash and cash equivalents at beginning of period	2	-	-	-	2
Cash and cash equivalents at end of period	$2	$-	$-	$-	$2

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30, 2006	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

NET CASH PROVIDED FROM
OPERATING ACTIVITIES	$145,390	$72,860	$239,855	$-	$458,105

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	-	146,704	105,241	-	251,945
Short-term borrowings, net	-	66,817	-	-	66,817
Redemptions and Reyapments-
Long-term debt	-	(146,740)	(106,500)	-	(253,240)
Net cash provided from financing activities	-	66,781	(1,259)	-	65,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(699)	(131,853)	(294,746)	-	(427,298)
Proceeds from asset sales	-	20,437	-	-	20,437
Sales of investment securities held in trusts	-	-	886,863	-	886,863
Purchases of investment securities held in trusts	-	-	(886,863)	-	(886,863)
Loans to associated companies	(145,734)	-	57,442	-	(88,292)
Other	1,043	(28,225)	(1,292)	-	(28,474)
Net cash used for investing activities	(145,390)	(139,641)	(238,596)	-	(523,627)

Net change in cash and cash equivalents	-	-	-	-	-
Cash and cash equivalents at beginning of period	2	-	-	-	2
Cash and cash equivalents at end of period	$2	$-	$-	$-	$2

FIRSTENERGY CORP.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions, except per share amounts)
REVENUES:
Electric utilities	$3,260	$2,996	$8,685	$7,677
Unregulated businesses	381	368	1,038	1,144
Total revenues *	3,641	3,364	9,723	8,821

EXPENSES:
Fuel and purchased power	1,495	1,317	3,801	3,306
Other operating expenses	756	758	2,255	2,230
Provision for depreciation	162	153	477	445
Amortization of regulatory assets	288	243	785	665
Deferral of new regulatory assets	(107)	(153)	(399)	(379)
General taxes	197	187	589	553
Total expenses	2,791	2,505	7,508	6,820

OPERATING INCOME	850	859	2,215	2,001

OTHER INCOME (EXPENSE):
Investment income	30	46	93	120
Interest expense	(203)	(185)	(593)	(528)
Capitalized interest	9	7	21	21
Subsidiaries’ preferred stock dividends	-	(2)	-	(6)
Total other expense	(164)	(134)	(479)	(393)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	686	725	1,736	1,608

INCOME TAXES	273	273	695	625

INCOME FROM CONTINUING OPERATIONS	413	452	1,041	983

Discontinued operations (net of income tax benefits of
$1 million and $2 million in the three months and
nine months ended September 30, 2006, respectively) (Note 4)	-	2	-	(4)

NET INCOME	$413	$454	$1,041	$979

BASIC EARNINGS PER SHARE OF COMMON STOCK:
Income from continuing operations	$1.36	$1.40	$3.39	$3.00
Discontinued operations	-	0.01	-	(0.01)
Net earnings per basic share	$1.36	$1.41	$3.39	$2.99

WEIGHTED AVERAGE NUMBER OF BASIC SHARES OUTSTANDING	304	322	307	326

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Income from continuing operations	$1.34	$1.39	$3.35	$2.98
Discontinued operations	-	0.01	-	(0.01)
Net earnings per diluted share	$1.34	$1.40	$3.35	$2.97

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING	307	325	311	329

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$1.00	$0.45	$1.50	$1.35

* Includes excise tax collections of $108 million in the third quarter of both 2007 and 2006, and $308 million and $297 million in the nine months ended September 2007 and 2006, respectively.

The preceding Notes to Consolidated Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.

FIRSTENERGY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)

NET INCOME	$413	$454	$1,041	$979

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(12)	-	(34)	-
Unrealized gain (loss) on derivative hedges	(10)	(28)	10	45
Change in unrealized gain on available for sale securities	26	26	89	39
Other comprehensive income (loss)	4	(2)	65	84
Income tax expense (benefit) related to other
comprehensive income	-	(1)	19	30
Other comprehensive income (loss), net of tax	4	(1)	46	54

COMPREHENSIVE INCOME	$417	$453	$1,087	$1,033

The preceding Notes to Consolidated Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.

FIRSTENERGY CORP.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2007	2006
	(In millions)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$30	$90
Receivables-
Customers (less accumulated provisions of $38 million and
$43 million, respectively, for uncollectible accounts)	1,432	1,135
Other (less accumulated provisions of $22 million and
$24 million, respectively, for uncollectible accounts)	194	132
Materials and supplies, at average cost	543	577
Prepayments and other	207	149
	2,406	2,083
PROPERTY, PLANT AND EQUIPMENT:
In service	24,353	24,105
Less - Accumulated provision for depreciation	10,248	10,055
	14,105	14,050
Construction work in progress	933	617
	15,038	14,667
INVESTMENTS:
Nuclear plant decommissioning trusts	2,140	1,977
Investments in lease obligation bonds	738	811
Other	787	746
	3,665	3,534
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	5,609	5,898
Regulatory assets	4,047	4,441
Pension assets	318	-
Other	570	573
	10,544	10,912
	$31,653	$31,196
LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$2,265	$1,867
Short-term borrowings	573	1,108
Accounts payable	760	726
Accrued taxes	671	598
Accrued interest	215	111
Other	894	845
	5,378	5,255
CAPITALIZATION:
Common stockholders’ equity-
Common stock, $.10 par value, authorized 375,000,000 shares-
304,835,407 and 319,205,517 shares outstanding, respectively	30	32
Other paid-in capital	5,564	6,466
Accumulated other comprehensive loss	(213)	(259)
Retained earnings	3,387	2,806
Unallocated employee stock ownership plan common stock-
521,818 shares	-	(10)
Total common stockholders' equity	8,768	9,035
Long-term debt and other long-term obligations	8,617	8,535
	17,385	17,570
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	2,317	2,740
Asset retirement obligations	1,247	1,190
Deferred gain on sale and leaseback transaction	1,069	-
Power purchase contract loss liability	872	1,182
Retirement benefits	918	944
Lease market valuation liability	684	767
Other	1,783	1,548
	8,890	8,371
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 10)
	$31,653	$31,196

The preceding Notes to Consolidated Financial Statements as they relate to FirstEnergy Corp. are an integral part of these balance sheets.

FIRSTENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(In millions)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,041	$979
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	477	445
Amortization of regulatory assets	785	665
Deferral of new regulatory assets	(399)	(379)
Nuclear fuel and lease amortization	75	67
Deferred purchased power and other costs	(265)	(323)
Deferred income taxes and investment tax credits, net	(158)	36
Investment impairment	16	13
Deferred rents and lease market valuation liability	(41)	(54)
Accrued compensation and retirement benefits	(50)	78
Commodity derivative transactions, net	5	28
Gain on asset sales	(35)	(38)
Income from discontinued operations	-	4
Cash collateral	(50)	(98)
Pension trust contribution	(300)	-
Decrease (increase) in operating assets-
Receivables	(329)	(7)
Materials and supplies	62	(30)
Prepayments and other current assets	(39)	(49)
Increase (decrease) in operating liabilities-
Accounts payable	(15)	(93)
Accrued taxes	355	(32)
Accrued interest	104	104
Electric service prepayment programs	(52)	(45)
Other	(36)	(28)
Net cash provided from operating activities	1,151	1,243

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	1,100	1,235
Short-term borrowings, net	-	482
Redemptions and Repayments-
Common stock	(918)	(600)
Preferred stock	-	(107)
Long-term debt	(647)	(993)
Short-term borrowings, net	(535)	-
Net controlled disbursement activity	6	(22)
Stock-based compensation tax benefit	16	-
Common stock dividend payments	(464)	(439)
Net cash used for financing activities	(1,442)	(444)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(1,127)	(990)
Proceeds from asset sales	37	83
Proceeds from sale and leaseback transaction	1,329	-
Sales of investment securities held in trusts	1,010	1,370
Purchases of investment securities held in trusts	(1,067)	(1,381)
Cash investments	48	109
Other	1	(13)
Net cash provided from (used for) investing activities	231	(822)

Net decrease in cash and cash equivalents	(60)	(23)
Cash and cash equivalents at beginning of period	90	64
Cash and cash equivalents at end of period	$30	$41

The preceding Notes to Consolidated Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of
Directors of FirstEnergy Corp.:

We have reviewed the accompanying consolidated balance sheet of FirstEnergy Corp. and its subsidiaries as of September 30, 2007 and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2007 and 2006 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, capitalization, common stockholders’ equity, preferred stock, and of cash flows for the year then ended (not presented herein), and in our report (which contained references to the Company’s change in its method of accounting for defined benefit pension and other postretirement benefit plans as of December 31, 2006 and conditional asset retirement obligations as of December 31, 2005, as discussed in Note 3, Note 2(K) and Note 12 to the consolidated financial statements) dated February 27, 2007, except as to Note 2(H) and Note 16, which are as of September 14, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Cleveland, Ohio
October 31, 2007

FIRSTENERGY CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Net income in the third quarter of 2007 was $413 million, or basic earnings of $1.36 per share of common stock ($1.34 diluted), compared with net income of $454 million, or basic earnings of $1.41 per share of common stock ($1.40 diluted) in the third quarter of 2006. Net income in the first nine months of 2007 was $1.04 billion, or basic earnings of $3.39 per share of common stock ($3.35 diluted), compared with net income of $979 million, or basic earnings of $2.99 per share of common stock ($2.97 diluted) in the first nine months of 2006. The decrease in FirstEnergy’s third quarter earnings was driven primarily by higher fuel and purchased power costs and increased depreciation and amortization, partially offset by higher electric sales revenues.

Change in Basic Earnings Per Share From Prior Year Periods	Three Months Ended September 30,	Nine Months Ended September 30,

Basic Earnings Per Share – 2006	$1.41	$2.99
Revenues	0.55	1.76
Fuel and purchased power	(0.37)	(0.99)
Depreciation and amortization	(0.11)	(0.29)
Deferral of new regulatory assets	(0.09)	(0.01)
Other expenses	(0.16)	(0.36)
Reduced common shares outstanding	0.08	0.18
Non-core asset sales/impairments – 2006	(0.01)	0.03
PPUC NUG Accounting Adjustment – 2006	0.02	0.02
Non-core asset sales -- 2007	0.04	0.04
Saxton decommissioning regulatory asset – 2007	-	0.05
Trust securities impairment – 2007	-	(0.03)
Basic Earnings Per Share – 2007	$1.36	$3.39

Regulatory Matters

Ohio

On August 15, 2007, the PUCO approved a stipulation that creates a green pricing option for customers of the Ohio Companies. The stipulation was filed on May 29, 2007 by the Ohio Companies, the PUCO Staff, and the OCC. The Green Resource Program will enable customers to support the development of alternative energy resources through their voluntary participation in this alternative to the Ohio Companies’ standard service offer for generation supply. The Green Resource Program will be established through the Ohio Companies’ purchase of Renewable Energy Certificates (RECs) at prices determined through a competitive bidding process monitored by the PUCO.

On August 16, 2007, the PUCO held a technical conference for interested parties to gain a better understanding of the Ohio Companies’ competitive generation supply plan proposal filed with the PUCO on July 10, 2007. The proposal seeks approval to conduct a competitive bidding process to provide generation service, beginning January 1, 2009, to customers who choose not to purchase electricity from an alternative supplier. The proposal is currently pending before the PUCO.

On August 29, 2007, the Supreme Court of Ohio upheld findings by the PUCO approving several provisions of the Ohio Companies’ RCP. The Court, however, remanded the portion of the order that authorized the Ohio Companies to collect deferred fuel costs through future distribution rates back to the PUCO for further consideration. The Court found recovery of competitive generation service costs through noncompetitive distribution rates unlawful. The PUCO’s order had authorized the Ohio Companies to defer increased fuel costs incurred from January 1, 2006 through December 31, 2008, including interest on the deferred balances, and to recover these deferred costs over a 25-year period beginning in 2009. On September 7, 2007, the Ohio Companies filed a Motion for Reconsideration with the Court on the issue of the deferred fuel costs. On September 10, 2007, the Ohio Companies filed an Application on remand with the PUCO proposing that the increased fuel costs be recovered through two generation-related fuel cost recovery riders during the period of October 2007 through December 2008, subject to reconciliation which is expected to continue through the first quarter of 2009. This matter is currently pending before the PUCO. Although unable to predict the ultimate outcome of this matter, the Ohio Companies intend to continue deferring the fuel costs pursuant to the RCP, pending the Court’s disposition of the Motion for Reconsideration and the PUCO’s action with respect Ohio Companies’ Application.

On September 25, 2007, the Ohio Governor’s proposed energy plan was officially introduced into the Ohio Senate. The bill proposes to revise state energy policy to address electric generation pricing after 2008, establish advanced energy portfolio standards and energy efficiency standards, and create GHG emission reporting and carbon control planning requirements. The bill also proposes to move to a “hybrid” system for determining rates for PLR service in which electric utilities would provide regulated generation service unless they satisfy a statutory burden to demonstrate the existence of a competitive market for retail electricity. The Senate Energy & Public Utilities Committee which has been conducting hearings on the bill and receiving testimony from interested parties, including the Governor’s Energy Advisor, the Chairman of the PUCO, consumer groups, utility executives and others. On October 4, 2007, FirstEnergy’s Chief Executive Officer provided testimony to the Committee citing several concerns with the current version of the bill, including its lack of context in which to establish prices. He recommended that the PUCO be provided the clear statutory authority to negotiate rate plans, and in the event that negotiations do not result in rate plan agreements, a competitive bidding process be utilized to establish generation prices for customers that do not choose alternative suppliers. He also proposed that the PUCO’s statutory authority be expanded to promote societal programs such as energy efficiency, demand response, renewable power, and infrastructure improvements. Several proposed amendments to the bill have been submitted, including those from Ohio’s investor-owned electric utilities. A substitute version of the bill, which incorporated certain of the proposed amendments, was introduced into the Senate Energy & Public Utilities Committee on October 25, 2007.

Pennsylvania

On September 21 and October 5, 2007, responsive and reply briefs, respectively, were filed by the parties in the appeal of the PPUC’s January 2007 transition rate plan order to the Pennsylvania Commonwealth Court. Met-Ed and Penelec have appealed the PPUC’s decision on the denial of generation rate relief and on a consolidated income tax adjustment related to the cost of capital, while other parties appealed the PPUC’s decision on transmission rate relief. Oral arguments are expected to take place in late 2007 or early 2008.

On September 28, 2007, a Joint Petition for Settlement was filed with the PPUC for approval of Penn’s Interim Default Service Supply Plan for the three-year period covering June 1, 2008, through May 31, 2011.  For customers who choose not to shop, the plan provides for Penn to obtain market-based generation supply through an RFP by rate class for residential and commercial customers, with industrial customers being supplied through short-term markets. The settlement agreement resolves all issues in the proceeding, except those regarding incremental uncollectible accounts expense, and is either supported, or not opposed, by all parties. A PPUC hearing was held on September 11, 2007 on the uncollectible expense issue. An ALJ recommended decision is expected shortly with a PPUC Order expected in late November or early December.

Generation

Perry

On August 21, 2007, FENOC announced plans to expand used nuclear fuel storage capacity at the Perry Nuclear Power Plant. The plan calls for installing above-ground, airtight steel and concrete cylindrical canisters, cooled by natural air circulation, to store used fuel assemblies.  Initially, six canisters will be installed, with the capability to add up to 74 additional canisters as needed. Construction of the new fuel storage system, which is expected to cost approximately $30 million, is scheduled to begin in the spring of 2008, with completion planned for 2010.

Beaver Valley

On October 24, 2007, Beaver Valley Unit 1 returned to service following completion of its scheduled refueling outage that began on September 24, 2007. During the outage several improvement projects were completed, including reinforcing welds on the pressurizer, spray lines and safety relief valves, increasing the size of the containment sump strainer, and replacing a reactor coolant pump motor. The ten-year in-service inspection of the reactor vessel was also completed with no significant issues identified. Beaver Valley Unit 1 operated for 378 consecutive days when it was taken off line for the outage. In late August 2007, FENOC filed applications with the NRC seeking renewal of the operating licenses for Beaver Valley Units 1 and 2 for an additional 20 years, which would extend the operating licenses to January 29, 2036 for Unit 1 and May 27, 2047 for Unit 2.

Financial Matters

On July 13, 2007, FGCO completed a $1.3 billion sale and leaseback transaction for its 779 MW interest in Unit 1 of the Bruce Mansfield Plant. The terms of the agreement provide for an approximate 33-year lease of the unit. FirstEnergy used the net, after-tax proceeds of approximately $1.2 billion to repay short-term debt that was used to fund its recent $900 million share repurchase program and $300 million pension contribution. FES’ registration obligations under the registration rights agreement applicable to the transaction were satisfied in September 2007, at which time the transaction was classified as an operating lease under GAAP for FES and FirstEnergy. The $1.1 billion book gain from the transaction was deferred and will be amortized ratably over the lease term. FGCO continues to operate the plant under the terms of the agreement.

On August 30, 2007, Penelec issued $300 million of 6.05% unsecured senior notes due 2017. A portion of the net proceeds from the issuance and sale of the senior notes was used to fund the repurchase of $200 million of Penelec’s common stock from FirstEnergy. The remainder was used to repay short-term borrowings and for general corporate purposes.

On October 4, 2007, FGCO and NGC closed on the issuance of $427 million of pollution control revenue bonds (PCRBs). Proceeds from the issuance will be used to redeem, during the fourth quarter of 2007, an equal amount of outstanding PCRBs originally issued on behalf of the Ohio Companies. This transaction brings the total amount of PCRBs transferred from the Ohio Companies and Penn to FGCO and NGC to approximately $1.9 billion, with approximately $265 million remaining to be transferred. The transfer of these PCRBs supports the intra-system generation asset transfer that was completed in 2005.

FIRSTENERGY’S BUSINESS

FirstEnergy is a diversified energy company headquartered in Akron, Ohio, that operates primarily through three core business segments (see Results of Operations).

•
Energy Delivery Services transmits and distributes electricity through FirstEnergy's eight utility operating companies, serving 4.5 million customers within 36,100 square miles of Ohio, Pennsylvania and New Jersey and purchases power for its PLR requirements in Pennsylvania and New Jersey. This business segment derives its revenues principally from the delivery of electricity within FirstEnergy’s service areas, cost recovery of regulatory assets and the sale of electric generation service to non-shopping retail customers under the PLR obligations in its Pennsylvania and New Jersey franchise areas.  Its net income reflects the commodity costs of securing electricity from the competitive energy services segment under partial requirements purchased power agreements with FES and non-affiliated power suppliers, including associated transmission costs.

•
Competitive Energy Services supplies the electric power needs of end-use customers through retail and wholesale arrangements, including associated company power sales to meet all or a portion of the PLR requirements of FirstEnergy's Ohio and Pennsylvania utility subsidiaries and competitive retail sales to customers primarily in Ohio, Pennsylvania, Maryland and Michigan. This business segment owns or leases and operates FirstEnergy's generating facilities and also purchases electricity to meet sales obligations. The segment's net income is primarily derived from affiliated company power sales and non-affiliated electric generation sales revenues less the related costs of electricity generation, including purchased power and net transmission and ancillary costs charged by PJM and MISO to deliver energy to the segment’s customers.

•
Ohio Transitional Generation Services supplies the electric power needs of non-shopping customers under the PLR requirements of FirstEnergy's Ohio Companies. The segment's net income is primarily derived from electric generation sales revenues less the cost of power purchased from the competitive energy services segment through a full-requirements PSA arrangement with FES, including net transmission and ancillary costs charged by MISO to deliver energy to retail customers.

RESULTS OF OPERATIONS

The financial results discussed below include revenues and expenses from transactions among FirstEnergy's business segments. A reconciliation of segment financial results is provided in Note 14 to the consolidated financial statements. Net income by major business segment was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2007	2006	(Decrease)	2007	2006	(Decrease)
	(In millions, except per share amounts)
Net Income (Loss)
By Business Segment:
Energy delivery services	$269	$280	$(11)	$695	$702	$(7)
Competitive energy services	148	169	(21)	388	302	86
Ohio transitional generation services	16	27	(11)	69	88	(19)
Other and reconciling adjustments*	(20)	(22)	2	(111)	(113)	2
Total	$413	$454	$(41)	$1,041	$979	$62

Basic Earnings Per Share:
Income from continuing operations	$1.36	$1.40	$(0.04)	$3.39	$3.00	$0.39
Discontinued operations	-	0.01	(0.01)	-	(0.01)	0.01
Net earnings per basic share	$1.36	$1.41	$(0.05)	$3.39	$2.99	$0.40

Diluted Earnings Per Share:
Income from continuing operations	$1.34	$1.39	$(0.05)	$3.35	$2.98	$0.37
Discontinued operations	-	0.01	(0.01)	-	(0.01)	0.01
Net earnings per diluted share	$1.34	$1.40	$(0.06)	$3.35	$2.97	$0.38

* Represents other operating segments and reconciling adjustments including interest expense on holding company debt and corporate support services revenues and expenses.

Summary of Results of Operations – Third Quarter of 2007 Compared with the Third Quarter of 2006

Financial results for FirstEnergy's major business segments in the third quarter of 2007 and 2006 were as follows:

			Ohio
	Energy	Competitive	Transitional	Other and
	Delivery	Energy	Generation	Reconciling	FirstEnergy
Third Quarter 2007 Financial Results	Services	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$2,340	$338	$716	$-	$3,394
Other	180	32	7	28	247
Internal	-	806	-	(806)	-
Total Revenues	2,520	1,176	723	(778)	3,641

Expenses:
Fuel and purchased power	1,116	554	631	(806)	1,495
Other operating expenses	436	264	80	(24)	756
Provision for depreciation	102	51	-	9	162
Amortization of regulatory assets	279	-	9	-	288
Deferral of new regulatory assets	(82)	-	(25)	-	(107)
General taxes	166	26	1	4	197
Total Expenses	2,017	895	696	(817)	2,791

Operating Income	503	281	27	39	850
Other Income (Expense):
Investment income	58	5	-	(33)	30
Interest expense	(120)	(44)	-	(39)	(203)
Capitalized interest	3	5	-	1	9
Total Other Expense	(59)	(34)	-	(71)	(164)

Income From Continuing Operations
Before Income Taxes	444	247	27	(32)	686
Income taxes	175	99	11	(12)	273
Net Income	$269	$148	$16	$(20)	$413

			Ohio
	Energy	Competitive	Transitional	Other and
	Delivery	Energy	Generation	Reconciling	FirstEnergy
Third Quarter 2006 Financial Results	Services	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$2,120	$313	$682	$-	$3,115
Other	186	40	8	15	249
Internal	-	762	-	(762)	-
Total Revenues	2,306	1,115	690	(747)	3,364

Expenses:
Fuel and purchased power	960	515	604	(762)	1,317
Other operating expenses	468	218	76	(4)	758
Provision for depreciation	97	49	-	7	153
Amortization of regulatory assets	237	-	6	-	243
Deferral of new regulatory assets	(107)	-	(46)	-	(153)
General taxes	157	21	5	4	187
Total Expenses	1,812	803	645	(755)	2,505

Operating Income	494	312	45	8	859
Other Income (Expense):
Investment income	80	18	-	(52)	46
Interest expense	(109)	(52)	-	(24)	(185)
Capitalized interest	4	3	-	-	7
Subsidiaries' preferred stock dividends	(2)	-	-	-	(2)
Total Other Expense	(27)	(31)	-	(76)	(134)

Income From Continuing Operations
Before Income Taxes	467	281	45	(68)	725
Income taxes	187	112	18	(44)	273
Income from continuing operations	280	169	27	(24)	452
Discontinued operations	-	-	-	2	2
Net Income	$280	$169	$27	$(22)	$454

Changes Between Third Quarter 2007 and
Third Quarter 2006 Financial Results
Increase (Decrease)

Revenues:
External
Electric	$220	$25	$34	$-	$279
Other	(6)	(8)	(1)	13	(2)
Internal	-	44	-	(44)	-
Total Revenues	214	61	33	(31)	277

Expenses:
Fuel and purchased power	156	39	27	(44)	178
Other operating expenses	(32)	46	4	(20)	(2)
Provision for depreciation	5	2	-	2	9
Amortization of regulatory assets	42	-	3	-	45
Deferral of new regulatory assets	25	-	21	-	46
General taxes	9	5	(4)	-	10
Total Expenses	205	92	51	(62)	286

Operating Income	9	(31)	(18)	31	(9)
Other Income (Expense):
Investment income	(22)	(13)	-	19	(16)
Interest expense	(11)	8	-	(15)	(18)
Capitalized interest	(1)	2	-	1	2
Subsidiaries' preferred stock dividends	2	-	-	-	2
Total Other Expense	(32)	(3)	-	5	(30)

Income From Continuing Operations
Before Income Taxes	(23)	(34)	(18)	36	(39)
Income taxes	(12)	(13)	(7)	32	-
Income from continuing operations	(11)	(21)	(11)	4	(39)
Discontinued operations	-	-	-	(2)	(2)
Net Income	$(11)	$(21)	$(11)	$2	$(41)

Energy Delivery Services – Third Quarter 2007 Compared to Third Quarter 2006

Net income decreased $11 million (or 4%) to $269 million in the third quarter of 2007 compared to $280 million in the third quarter of 2006, primarily due to increased purchased power costs and higher amortization of regulatory assets, partially offset by higher revenues and reduced other operating expenses.

Revenues –

The increase in total revenues resulted from the following sources:

	Three Months Ended
	September 30,
Revenues by Type of Service	2007	2006	Increase (Decrease)
	(In millions)
Distribution services	$1,104	$1,124	$(20)
Generation sales:
Retail	942	857	85
Wholesale	207	91	116
Total generation sales	1,149	948	201
Transmission	219	177	42
Other	48	57	(9)
Total Revenues	$2,520	$2,306	$214

The change in distribution KWH deliveries by customer class are summarized in the following table:

Electric Distribution KWH Deliveries
Residential	(1.7)%
Commercial	1.4%
Industrial	1.0%
Total Distribution KWH Deliveries	(0.5)%

The reduction in distribution services revenues was primarily due to distribution rate decreases for Met-Ed and Penelec as a result of a January 11, 2007 PPUC rate decision (see Outlook – State Regulatory Matters – Pennsylvania).

The following table summarizes the price and volume factors contributing to the $201 million increase in generation revenues in the third quarter of 2007 compared to 2006:

Sources of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Effect of 5.9% decrease in sales volumes	$(50)
Change in prices	135
85
Wholesale:
Effect of 95% increase in sales volumes	86
Change in prices	30
116
Net Increase in Generation Sales	$201

The increase in retail generation prices during the third quarter of 2007 compared to 2006 was primarily due to increased generation rates for JCP&L resulting from the New Jersey BGS auction and an increase in NUGC rates authorized by the NJBPU. Wholesale generation sales increased principally as a result of Met-Ed and Penelec selling additional available power into the PJM market beginning in January 2007.

Transmission revenues increased $42 million primarily due to higher transmission rates for Met-Ed and Penelec resulting from the January 2007 PPUC authorization of transmission cost recovery. Met-Ed and Penelec defer the difference between revenues from their transmission rider and transmission costs incurred, with no material effect to current period earnings (see Outlook – State Regulatory Matters – Pennsylvania).

Expenses –

The net increases in revenues discussed above were offset by a $205 million increase in expenses due to the following:

•
Purchased power costs were $157 million higher in the third quarter of 2007 due to higher unit costs, increased volumes purchased and a decrease in purchased power cost deferrals. The increased unit costs reflected the effect of higher JCP&L purchased power unit prices resulting from the BGS auction. The increased KWH purchases in 2007 primarily resulted from more sales to the PJM wholesale market by Met-Ed and Penelec.  Deferred purchased power costs were lower due to higher generation charges to JCP&L customers.  The following table summarizes the sources of changes in purchased power costs:

Sources of Change in Purchased Power	Increase
(In millions)

Purchased Power:
Change due to increased unit costs	$97
Change due to increased volume	42
Decrease in NUG costs deferred	18
Net Increase in Purchased Power Costs	$157

•	Amortization of regulatory assets increased $42 million compared to 2006 due primarily to recovery of deferred BGS costs through higher NUGC revenues for JCP&L as discussed above.

•
The deferral of new regulatory assets during the third quarter of 2007 was $25 million lower than in 2006 due in part to $40 million in reduced deferrals of transmission related PJM costs. The reduced deferral in the third quarter of 2007 was attributable to greater recovery of PJM costs in the 2007 period under the transmission service charge rider (see Outlook – State Regulatory Matters - Pennsylvania). The reduction in deferred PJM costs was partially offset by higher distribution deferrals under the RCP.

•      Other operating expenses decreased $32 million, partially offsetting the above increases, due to the net effects of:

-	A decrease of $21 million in transmission expenses caused by the expiration of transmission hedging instruments and reduced financial transmission rights revenue.

-  A decrease in operation and maintenance expenses of $19 million primarily due to lower employee labor and benefit costs ($10 million) lower uncollectible expenses related to customer receivables ($4 million) and lower leased equipment costs ($3 million).

-   An increase in miscellaneous operating expenses ($9 million) resulting from increased corporate support billings from FESC.

Other Expense –

Other expense increased $32 million in 2007 compared to the third quarter of 2006 primarily due to lower investment income of $22 million resulting from the repayment of notes receivable from affiliates since the third quarter of 2006, and increased interest expense of $11 million related in part to new debt issuances by CEI, JCP&L and Penelec.

Competitive Energy Services – Third Quarter 2007 Compared to Third Quarter 2006

Net income for this segment was $148 million in the third quarter of 2007 compared to $169 million in the same period last year. Increased fuel and purchased power costs and other operating expenses, partially offset by higher revenues, led to the $21 million decrease.

Revenues –

Total revenues increased $61 million in the third quarter of 2007 compared to the same period in 2006. This increase primarily resulted from increased affiliated sales to the Ohio Companies, Met-Ed and Penelec as well as higher unit prices from the Ohio Companies. These increases were partially offset by lower sales to Penn as a result of the implementation of its competitive solicitation process in 2007. Higher retail revenues resulted from increased KWH sales in the MISO market, partially offset by reduced volume in the PJM market.

Increased non-affiliated wholesale revenues primarily reflected capacity revenues earned in PJM’s new capacity market. The capacity market was initiated in June 2007 to encourage the development of capacity resources in PJM. Lower wholesale sales to non-affiliates partially offset these increases due to decreased generation available for the non-affiliated wholesale market.

The increase in reported segment revenues resulted from the following sources:

	Three Months Ended
	September 30,		Increase
Revenues By Type of Service	2007	2006	(Decrease)
	(In millions)
Non-Affiliated Generation Sales:
Retail	$189	$178	$11
Wholesale	149	134	15
Total Non-Affiliated Generation Sales	338	312	26
Affiliated Generation Sales	806	762	44
Transmission	26	32	(6)
Other	6	9	(3)
Total Revenues	$1,176	$1,115	$61
The following tables summarize the price and volume factors contributing to changes in revenues from generation sales:

Increase
Source of Change in Non-Affiliated Generation Sales	(Decrease)
(In millions)
Retail:
Effect of 0.2% increase in sales volumes	$1
Change in prices	10
11
Wholesale:
Effect of 11% decrease in sales volumes	(15)
Change in prices	30
15
Net Increase in Non-Affiliated Generation Sales	$26

Source of Change in Affiliated Generation Sales	Increase
(In millions)
Ohio Companies:
Effect of 2% increase in sales volumes	$12
Change in prices	14
26
Pennsylvania Companies:
Effect of 8% increase in sales volumes	13
Change in prices	5
18
Net Increase in Affiliated Generation Sales	$44

Expenses -

Total expenses were $92 million higher in the third quarter of 2007 due to the net effect of the following factors:

•
Purchased power costs increased $55 million due primarily to higher volumes for replacement power related to a forced outage at Perry in the third quarter of 2007 and higher market prices. The sources of change in purchased power costs are summarized in the following table:

Source of Change in Purchased Power	Increase
(In millions)

Change due to increased unit costs	$14
Change due to 18% increase in volume	31
Change due to new PJM capacity market	10
Total Increase in Purchased Power Costs	$55

•
Fuel costs were $16 million lower primarily due to lower coal prices ($8 million), reduced emission allowance costs ($5 million) and a decrease in natural gas consumed resulting from reduced combustion turbine generation ($2 million).

•	Fossil operating costs were $32 million higher in 2007 primarily due to the absence of gains on the sales of emissions allowances recognized in 2006.

•	Miscellaneous operating expenses were $13 million higher primarily due to increased contractor expenses related to the Beaver Valley Unit 1 outage and corporate support billings from FESC.

•	Higher general taxes of $5 million resulted from increased gross receipts taxes and property taxes.

Ohio Transitional Generation Services – Third Quarter 2007 Compared to Third Quarter 2006

Net income decreased $11 million to $16 million in the third quarter of 2007 compared to $27 million in the same period last year. Higher purchased power costs were partially offset by higher generation revenues.

Revenues –

The increase in reported segment revenues resulted from the following sources:

	Three Months Ended
	September 30,
Revenues by Type of Service	2007	2006	Increase
	(In millions)
Generation sales:
Retail	$622	$605	$17
Wholesale	3	3	-
Total generation sales	625	608	17
Transmission	98	82	16
Total Revenues	$723	$690	$33

The following table summarizes the price and volume factors contributing to the increase in generation sales revenues from retail customers:

Source of Change in Generation Sales	Increase
(In millions)
Effect of 2% increase in sales volumes	$10
Change in prices	7
Total Increase in Retail Generation Sales	$17

The increase in generation sales was primarily due to higher weather-related usage in the third quarter of 2007 resulting from slightly higher than normal cooling degree days during the period. Average prices increased slightly due to customer usage patterns and higher composite unit prices for returning customers.

Expenses -

Purchased power costs were $27 million higher due primarily to higher unit costs for power purchased from FES. The factors contributing to the higher costs are summarized in the following table:

Source of Change in Purchased Power	Increase
(In millions)
Purchases from non-affiliates:
Change due to increased unit costs	$-
Change due to volume	1
1
Purchases from FES:
Change due to increased unit costs	14
Change due to volume	12
26
Total Increase in Purchased Power Costs	$27

The increase in volumes purchased was due to the higher retail generation sales requirements.  The higher unit costs resulted from the provision of the full-requirements PSA with FES under which purchased power unit costs reflected the increases in the Ohio Companies’ retail generation sales unit prices.

The deferral of new regulatory assets decreased by $21 million in the third quarter of 2007 compared to 2006 due to reduced cost deferrals under the Ohio Companies’ RCP.

Other – Third Quarter 2007 Compared to Third Quarter 2006

FirstEnergy’s financial results from other operating segments and reconciling items, including interest expense on holding company debt and corporate support services revenues and expenses, resulted in a $2 million increase in FirstEnergy’s net income in the third quarter of 2007 compared to the same quarter of 2006. The increase was primarily due to the sale of First Communications ($13 million, net of taxes) offset by higher financing costs of $14 million.

Summary of Results of Operations – First Nine Months of 2007 Compared with the First Nine Months of 2006

Financial results for FirstEnergy's major business segments in the first nine months of 2007 and 2006 were as follows:

			Ohio
	Energy	Competitive	Transitional	Other and
	Delivery	Energy	Generation	Reconciling	FirstEnergy
First Nine Months 2007 Financial Results	Services	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$6,148	$973	$1,942	$-	$9,063
Other	507	116	26	11	660
Internal	-	2,210	-	(2,210)	-
Total Revenues	6,655	3,299	1,968	(2,199)	9,723

Expenses:
Fuel and purchased power	2,838	1,461	1,712	(2,210)	3,801
Other operating expenses	1,255	839	218	(57)	2,255
Provision for depreciation	301	153	-	23	477
Amortization of regulatory assets	765	-	20	-	785
Deferral of new regulatory assets	(299)	-	(100)	-	(399)
General taxes	486	81	3	19	589
Total Expenses	5,346	2,534	1,853	(2,225)	7,508

Operating Income	1,309	765	115	26	2,215
Other Income (Expense):
Investment income	190	13	1	(111)	93
Interest expense	(347)	(144)	(1)	(101)	(593)
Capitalized interest	7	13	-	1	21
Total Other Expense	(150)	(118)	-	(211)	(479)

Income From Continuing Operations
Before Income Taxes	1,159	647	115	(185)	1,736
Income taxes	464	259	46	(74)	695
Net Income	$695	$388	$69	$(111)	$1,041

			Ohio
	Energy	Competitive	Transitional	Other and
	Delivery	Energy	Generation	Reconciling	FirstEnergy
First Nine Months 2006 Financial Results	Services	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$5,434	$955	$1,790	$-	$8,179
Other	442	122	18	60	642
Internal	14	1,997	-	(2,011)	-
Total Revenues	5,890	3,074	1,808	(1,951)	8,821

Expenses:
Fuel and purchased power	2,343	1,416	1,558	(2,011)	3,306
Other operating expenses	1,197	838	185	10	2,230
Provision for depreciation	282	143	-	20	445
Amortization of regulatory assets	650	-	15	-	665
Deferral of new regulatory assets	(275)	-	(104)	-	(379)
General taxes	459	70	7	17	553
Total Expenses	4,656	2,467	1,661	(1,964)	6,820

Operating Income	1,234	607	147	13	2,001
Other Income (Expense):
Investment income	244	35	-	(159)	120
Interest expense	(310)	(148)	(1)	(69)	(528)
Capitalized interest	11	9	-	1	21
Subsidiaries' preferred stock dividends	(9)	-	-	3	(6)
Total Other Expense	(64)	(104)	(1)	(224)	(393)

Income From Continuing Operations
Before Income Taxes	1,170	503	146	(211)	1,608
Income taxes	468	201	58	(102)	625
Income from continuing operations	702	302	88	(109)	983
Discontinued operations	-	-	-	(4)	(4)
Net Income	$702	$302	$88	$(113)	$979

Changes Between First Nine Months 2007
and First Nine Months 2006
Financial Results Increase (Decrease)

Revenues:
External
Electric	$714	$18	$152	$-	$884
Other	65	(6)	8	(49)	18
Internal	(14)	213	-	(199)	-
Total Revenues	765	225	160	(248)	902

Expenses:
Fuel and purchased power	495	45	154	(199)	495
Other operating expenses	58	1	33	(67)	25
Provision for depreciation	19	10	-	3	32
Amortization of regulatory assets	115	-	5	-	120
Deferral of new regulatory assets	(24)	-	4	-	(20)
General taxes	27	11	(4)	2	36
Total Expenses	690	67	192	(261)	688

Operating Income	75	158	(32)	13	214
Other Income (Expense):
Investment income	(54)	(22)	1	48	(27)
Interest expense	(37)	4	-	(32)	(65)
Capitalized interest	(4)	4	-	-	-
Subsidiaries' preferred stock dividends	9	-	-	(3)	6
Total Other Expense	(86)	(14)	1	13	(86)

Income From Continuing Operations
Before Income Taxes	(11)	144	(31)	26	128
Income taxes	(4)	58	(12)	28	70
Income from continuing operations	(7)	86	(19)	(2)	58
Discontinued operations	-	-	-	4	4
Net Income	$(7)	$86	$(19)	$2	$62

Energy Delivery Services – First Nine Months of 2007 Compared to First Nine Months of 2006

Net income decreased $7 million (or 1%) to $695 million in the first nine months of 2007 compared to $702 million in the first nine months of 2006, primarily due to increased revenues partially offset by higher operating expenses and other expenses.

Revenues –

The increase in total revenues resulted from the following sources:

	Nine Months Ended
	September 30,
Revenues by Type of Service	2007	2006	Increase
	(In millions)
Distribution services	$2,996	$2,972	$24
Generation sales:
Retail	2,417	2,138	279
Wholesale	489	196	293
Total generation sales	2,906	2,334	572
Transmission	595	426	169
Other	158	158	-
Total Revenues	$6,655	$5,890	$765

The change in distribution deliveries by customer class is summarized in the following table:

Electric Distribution KWH Deliveries
Residential	4.4%
Commercial	3.4%
Industrial	(0.4)%
Total Distribution KWH Deliveries	2.5%

The increase in electric distribution deliveries to customers was primarily due to higher weather-related usage during the first nine months of 2007 compared to the same period of 2006 (heating degree days increased by 13.7% and cooling degree days increased by 9.5%). The higher revenues from increased distribution deliveries were partially offset by distribution rate decreases for Met-Ed and Penelec as a result of a January 11, 2007 PPUC rate decision (see Outlook – State Regulatory Matters – Pennsylvania).

The following table summarizes the price and volume factors contributing to the $572 million increase in non-affiliated generation sales revenues in 2007 compared to 2006:

Sources of Change in Generation Sales	Increase (Decrease)
(In millions)
Retail:
Effect of 2% decrease in sales volumes	$(38)
Change in prices	317
279
Wholesale:
Effect of 118% increase in sales volumes	232
Change in prices	61
293
Net Increase in Generation Sales	$572

The decrease in retail generation sales volumes was primarily due to an increase in customer shopping in Penn’s service territory in the first nine months of 2007. The increase in retail generation prices during the first nine months of 2007 compared to 2006 was primarily due to increased generation rates for JCP&L resulting from the New Jersey BGS auction process and an increase in NUGC rates authorized by the NJBPU. Wholesale generation sales increased principally as a result of Met-Ed and Penelec selling additional available power into the PJM market beginning in January 2007.

Transmission revenues increased $169 million primarily due to higher transmission rates for Met-Ed and Penelec resulting from the January 2007 PPUC authorization of transmission cost recovery. Met-Ed and Penelec defer the difference between revenues from their transmission rider and transmission costs incurred, with no material effect on current period earnings (see Outlook – State Regulatory Matters – Pennsylvania).

Expenses –

The increases in revenues discussed above were partially offset by a $690 million increase in expenses due to the following:

•
Purchased power costs were $495 million higher in the first nine months of 2007 due to higher unit costs and volumes purchased. The increased unit costs reflected the effect of higher JCP&L costs resulting from the BGS auction process. The increased purchases in 2007 were due primarily to higher sales to the wholesale market.  The following table summarizes the sources of changes in purchased power costs:

Sources of Change in Purchased Power	Increase
(In millions)

Purchased Power:
Change due to increased unit costs	$261
Change due to increased volume	174
Decrease in NUG costs deferred	60
Net Increase in Purchased Power Costs	$495

•	Other operating expenses increased $58 million due to the net effects of:

-	An increase of $80 million in MISO and PJM transmission expenses, resulting primarily from higher congestion costs.

-	A decrease in miscellaneous operating expenses of $10 million primarily due to changes in the assessment of regulatory fees and employee benefits from FESC.

-	A decrease in operation and maintenance expenses of $9 million primarily due to increased labor activities devoted to construction projects in 2007.

•	Amortization of regulatory assets increased $115 million compared to 2006 due primarily to recovery of deferred BGS costs through higher NUGC rates for JCP&L as discussed above.

•
The deferral of new regulatory assets during the first nine months of 2007 was $24 million higher in 2007 primarily due to the deferral of previously expensed decommissioning costs of $27 million related to the Saxton nuclear research facility (see Outlook – State Regulatory Matters - Pennsylvania), increased RCP distribution deferrals of $23 million, offset by a reduction in deferred PJM transmission costs of $30 million.

•	Depreciation expense increased $19 million and property taxes increased $27 million due primarily to property additions since the third quarter of 2006.

Other Expense –

Other expense increased $86 million in 2007 compared to the first nine months of 2006 primarily due to lower investment income of $54 million resulting from the repayment of notes receivable from affiliates since the third quarter of 2006 and increased interest expense of $37 million related to new debt issuances by CEI, JCP&L and Penelec.

Competitive Energy Services – First Nine Months of 2007 Compared to First Nine Months of 2006

Net income for this segment was $388 million in the first nine months of 2007 compared to $302 million in the same period last year. This increase reflects an improvement in gross generation margin and lower nuclear production costs, which were partially offset by increased depreciation and general taxes and reduced investment income.

Revenues –

Total revenues increased $225 million in the first nine months of 2007 compared to the same period in 2006. This increase primarily resulted from higher unit prices under affiliated generation sales to the Ohio Companies and increased retail sales, which were partially offset by lower non-affiliated wholesale sales.

The higher retail revenues resulted from increased sales in both the MISO and PJM markets. The increase in MISO retail sales primarily reflect FES’ increased sales to shopping customers in Penn’s service territory. Lower non-affiliated wholesale revenues reflected the effect of decreased generation available for the non-affiliated wholesale market due to increased affiliated company power sales under the Ohio Companies’ full-requirements PSA and the partial-requirements power sales agreement with Met-Ed and Penelec.

The increased affiliated company generation revenues were due to higher unit prices and increased sales volumes. The increase in PSA sales to the Ohio Companies was due to their higher retail generation sales requirements. The higher unit prices resulted from the provision of the full-requirements PSA under which PSA rates reflect the increases in the Ohio Companies’ retail generation rates. The higher sales to the Pennsylvania Companies were due to increased Met-Ed and Penelec generation sales requirements. These increases were partially offset by lower sales to Penn due to the implementation of its competitive solicitation process in 2007.

The increase in reported segment revenues resulted from the following sources:

	Nine Months Ended
	September 30,		Increase
Revenues by Type of Service	2007	2006	(Decrease)
	(In millions)
Non-Affiliated Generation Sales:
Retail	$547	$445	$102
Wholesale	425	509	(84)
Total Non-Affiliated Generation Sales	972	954	18
Affiliated Generation Sales	2,210	1,997	213
Transmission	71	96	(25)
Other	46	27	19
Total Revenues	$3,299	$3,074	$225

Transmission revenues decreased $25 million due to reduced retail load in the MISO market, lower transmission rates and reduced financial transmission rights auction revenue.

The following tables summarize the price and volume factors contributing to changes in revenues from generation sales:

Increase
Source of Change in Non-Affiliated Generation Sales	(Decrease)
(In millions)
Retail:
Effect of 12% increase in sales volumes	$52
Change in prices	50
102
Wholesale:
Effect of 26% decrease in sales volumes	(131)
Change in prices	47
(84)
Net Increase in Non-Affiliated Generation Sales	$18

Source of Change in Affiliated Generation Sales	Increase
(In millions)
Ohio Companies:
Effect of 4% increase in sales volumes	$56
Change in prices	89
145
Pennsylvania Companies:
Effect of 12% increase in sales volumes	54
Change in prices	14
68
Net Increase in Affiliated Generation Sales	$213

Expenses -

Total expenses increased $67 million in the first nine months of 2007 due to the following factors:

•	Purchased power costs increased $86 million due principally to higher volumes for replacement power related to the forced outages at Bruce Mansfield and Perry.

•
Higher fossil operating costs of $43 million due to the absence of gains from the sale of emissions allowances recognized in 2006 ($24 million) and increased scheduled maintenance outages ($13 million).

•	Higher depreciation expenses of $10 million were due to property additions.

•	Higher general taxes of $11 million resulted from increased gross receipts taxes and property taxes.

Partially offsetting the higher costs were:

•
Fuel costs were $41 million lower primarily due to reduced coal costs and emission allowance costs offset by increases in nuclear fuel and natural gas costs. Coal costs were reduced due to a $14 million inventory adjustment and $23 million of reduced coal consumption reflecting lower generation. Reduced emission allowance costs ($18 million) were partially offset by increased natural gas costs ($4 million) due to increased consumption and nuclear fuel costs ($8 million) due to increased consumption and higher prices.

•        Nuclear operating costs were $54 million lower due to fewer outages in 2007 compared to 2006 and reduced employee benefit costs.

Other Expense –

Total other expense in the first nine months of 2007 was $14 million higher than the 2006 period primarily due to decreased earnings on nuclear decommissioning trust investments (including a $16 million impairment in 2007).

Ohio Transitional Generation Services – First Nine Months of 2007 Compared to First Nine Months of 2006

Net income for this segment decreased to $69 million in the first nine months of 2007 from $88 million in the same period last year. Higher operating expenses, primarily for purchased power, were partially offset by higher generation revenues.

Revenues –

The increase in reported segment revenues resulted from the following sources:

	Nine Months Ended
	September 30,		Increase
Revenues by Type of Service	2007	2006	(Decrease)
	(In millions)
Generation sales:
Retail	$1,712	$1,581	$131
Wholesale	7	12	(5)
Total generation sales	1,719	1,593	126
Transmission	248	213	35
Other	1	2	(1)
Total Revenues	$1,968	$1,808	$160

The following table summarizes the price and volume factors contributing to the increase in sales revenues from retail customers:

Source of Change in Generation Sales	Increase
(In millions)
Retail:
Effect of 4% increase in sales volumes	$66
Change in prices	65
Total Increase in Retail Generation Sales	$131

The increase in generation sales was primarily due to higher weather-related usage in the first nine months of 2007 compared to the same period of 2006, as discussed above, and reduced customer shopping. Average prices increased primarily due to higher composite unit prices for returning customers. The percentage of generation services provided by alternative suppliers to total sales delivered by the Ohio Companies in their service areas decreased by 6.4 percentage points from the same period last year.

Expenses -

Purchased power costs were $153 million higher due primarily to higher unit costs for power purchased from FES. The factors contributing to the higher costs are summarized in the following table:

Source of Change in Purchased Power	Increase
(In millions)
Purchases from non-affiliates:
Change due to increased unit costs	$6
Change due to volume purchased	2
8
Purchases from FES:
Change due to increased unit costs	89
Change due to volume purchased	56
145
Total Increase in Purchased Power Costs	$153

The increase in purchases was due to the higher retail generation sales requirements.  The higher unit costs reflect the increases in the Ohio Companies’ retail generation rates, as provided for under the PSA with FES.

Other operating expenses increased $33 million primarily due to MISO transmission-related expenses. The difference between transmission revenues accrued and transmission expenses incurred is deferred, resulting in no material impact to current period earnings.

Other – First Nine Months of 2007 Compared to First Nine Months of 2006

FirstEnergy’s financial results from other operating segments and reconciling items, including interest expense on holding company debt and corporate support services revenues and expenses, resulted in a $2 million increase in FirstEnergy’s net income in the first nine months of 2007. The increase was primarily due to the sale of First Communications ($13 million, net of taxes), the absence of subsidiaries’ preferred stock dividends in 2007 ($6 million) and the absence of a $4 million loss included in 2006 results from discontinued operations (see Note 4).

CAPITAL RESOURCES AND LIQUIDITY

FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest and dividend payments. During 2007 and in subsequent years, FirstEnergy expects to satisfy these requirements with a combination of cash from operations and funds from the capital markets. FirstEnergy also expects that borrowing capacity under credit facilities will continue to be available to manage working capital requirements during those periods.

Changes in Cash Position

FirstEnergy's primary source of cash required for continuing operations as a holding company is cash from the operations of its subsidiaries. FirstEnergy and certain of its subsidiaries also have access to $2.75 billion of short-term financing under a revolving credit facility which expires in 2011.  Under the terms of the facility, FirstEnergy is permitted to have up to $1.5 billion in outstanding borrowings at any time, subject to the facility cap of $2.75 billion of aggregate outstanding borrowings by it and its subsidiaries that are also parties to such facility. In the first nine months of 2007, FirstEnergy received $1.8 billion of cash dividends and return of capital from its subsidiaries and paid $464 million in cash dividends to common shareholders. With the exception of Met-Ed, which is currently in an accumulated deficit position, there are no material restrictions on the payment of cash dividends by the subsidiaries of FirstEnergy.

On March 2, 2007, FirstEnergy repurchased approximately 14.4 million shares, or approximately 4.5%, of its outstanding common stock at an initial price of approximately $900 million pursuant to an accelerated share repurchase program.  FirstEnergy acquired these shares under its previously announced authorization to repurchase up to 16 million shares of its common stock. The share repurchase was funded with short-term borrowings, which have since been repaid with the proceeds from the Bruce Mansfield Unit 1 sale and leaseback transaction.

On July 13, 2007, FGCO completed a sale and leaseback transaction for its 93.825% undivided interest in Bruce Mansfield Unit 1, representing 779 MW of net demonstrated capacity. The purchase price of approximately $1.329 billion (net after-tax proceeds of approximately $1.2 billion) for the undivided interest was funded through a combination of equity investments by affiliates of AIG Financial Products Corp. and Union Bank of California, N.A. in six lessor trusts and proceeds from the sale of $1.135 billion aggregate principal amount of 6.85% pass through certificates due 2034.  A like principal amount of secured notes maturing June 1, 2034 were issued by the lessor trusts to the pass through trust that issued and sold the certificates.  The lessor trusts leased the undivided interest back to FGCO for a term of approximately 33 years under substantially identical leases. FES has unconditionally and irrevocably guaranteed all of FGCO’s obligations under each of the leases.  The notes and certificates are not guaranteed by FES or FGCO, but the notes are secured by, among other things, each lessor’s undivided interest in Unit 1, rights and interests under the applicable lease and rights and interests under other related agreements. FES’ registration obligations under the registration rights agreement applicable to the $1.135 billion principal amount of pass through certificates issued in connection with the transaction were satisfied in September 2007, at which time the transaction was classified as an operating lease under GAAP for FES and FirstEnergy. This transaction generated tax capital gains of approximately $752 million. Accordingly, FirstEnergy reduced its tax loss carryforward valuation allowances in the third quarter of 2007, with a corresponding reduction to goodwill (see Note 3).

As of September 30, 2007, FirstEnergy had $30 million of cash and cash equivalents compared with $90 million as of December 31, 2006. The major sources of changes in these balances are summarized below.

Cash Flows From Operating Activities

FirstEnergy's consolidated net cash from operating activities is provided primarily by its energy delivery services and competitive energy services businesses (see Results of Operations above). Net cash provided from operating activities was $1.2 billion in the first nine months of 2007 and 2006 summarized as follows:

	Nine Months Ended
	September 30,
Operating Cash Flows	2007	2006
	(In millions)
Net income	$1,041	$979
Non-cash charges	358	497
Pension trust contribution	(300)	-
Working capital and other	52	(233)
	$1,151	$1,243

Net cash provided from operating activities decreased by $92 million in the first nine months of 2007 compared to the first nine months of 2006 primarily due to a $300 million pension trust contribution in 2007 and a $139 million change in non-cash charges, partially offset by a $285 million change in working capital and other and a $62 million increase in net income (see Results of Operations above). The decrease in non-cash charges and increase from working capital primarily reflects changes to deferred income taxes and accrued taxes related to the Bruce Mansfield Unit 1 sale and leaseback transaction discussed above. Excluding the tax effects of the sale and leaseback transaction, the changes in working capital and other primarily resulted from a $322 million increase in receivables due to higher sales, partially offset by $92 million from reduced materials and supplies inventories due primarily to lower coal inventory levels and $78 million of decreased payments for accounts payable, reflecting a change in the timing of payments from the first nine months of 2006.

Cash Flows From Financing Activities

In the first nine months of 2007, cash used for financing activities was $1.4 billion compared to $444 million in the first nine months of 2006. The increase was primarily due to more common shares repurchased in 2007 than in 2006 and the repayment of short-term borrowings in 2007. The following table summarizes security issuances and redemptions.

	Nine Months Ended
	September 30,
Securities Issued or Redeemed	2007	2006
	(In millions)
New issues
Pollution control notes	$-	$253
Secured notes	-	382
Unsecured notes	1,100	600
	$1,100	$1,235
Redemptions
First mortgage bonds	$287	$1
Pollution control notes	4	311
Senior secured notes	203	181
Unsecured notes	153	500
Common stock	918	600
Preferred stock	-	107
	$1,565	$1,700

Short-term borrowings, net	$(535)	$482

FirstEnergy had approximately $573 million of short-term indebtedness as of September 30, 2007 compared to approximately $1.1 billion as of December 31, 2006. Available bank borrowing capability as of September 30, 2007 included the following:

Borrowing Capability (In millions)
Short-term credit facilities(1)	$2,870
Accounts receivable financing facilities	550
Utilized	(570)
LOCs	(337)
Net available capability	$2,513

(1) Includes the $2.75 billion revolving credit facility described below, a $100 million revolving credit facility that expires in December 2009 and a $20 million uncommitted line of credit.

As of September 30, 2007, the Ohio Companies and Penn had the aggregate capability to issue approximately $3.1 billion of additional FMB on the basis of property additions and retired bonds under the terms of their respective mortgage indentures. The issuance of FMB by OE, CEI and TE is also subject to provisions of their senior note indentures generally limiting the incurrence of additional secured debt, subject to certain exceptions that would permit, among other things, the issuance of secured debt (including FMB) (i) supporting pollution control notes or similar obligations, or (ii) as an extension, renewal or replacement of previously outstanding secured debt. In addition, these provisions would permit OE, CEI and TE to incur additional secured debt not otherwise permitted by a specified exception of up to $543 million, $459 million and $112 million, respectively, as of September 30, 2007. JCP&L satisfied the provision of its senior note indenture for the release of all FMBs held as collateral for senior notes in May 2007, subsequently repaid its other remaining FMBs and, effective September 14, 2007, discharged and released its mortgage indenture.

The applicable earnings coverage tests in the respective charters of OE, TE, Penn and JCP&L are currently inoperative. In the event that any of them issues preferred stock in the future, the applicable earnings coverage test will govern the amount of preferred stock that may be issued. CEI, Met-Ed and Penelec do not have similar restrictions and could issue up to the number of preferred shares authorized under their respective charters.

As of September 30, 2007, approximately $1.0 billion of capacity remained unused under an existing FirstEnergy shelf registration statement filed with the SEC in 2003 to support future securities issuances. The shelf registration provides the flexibility to issue and sell various types of securities, including common stock, debt securities, and share purchase contracts and related share purchase units. As of September 30, 2007, OE had approximately $400 million of capacity remaining unused under a shelf registration for unsecured debt securities filed with the SEC in 2006.

FirstEnergy and certain of its subsidiaries are parties to a $2.75 billion five-year revolving credit facility (included in the borrowing capability table above). FirstEnergy may request an increase in the total commitments available under this facility up to a maximum of $3.25 billion. Commitments under the facility are available until August 24, 2011, unless the lenders agree, at the request of the Borrowers, to two additional one-year extensions. Generally, borrowings under the facility must be repaid within 364 days. Available amounts for each Borrower are subject to a specified sub-limit, as well as applicable regulatory and other limitations.

The following table summarizes the borrowing sub-limits for each borrower under the facility, as well as the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations:

	Revolving		Regulatory and
	Credit Facility		Other Short-Term
Borrower	Sub-Limit		Debt Limitations(1)
	(In millions)
FirstEnergy	$2,750		$-	(2)
OE	500		500
Penn	50		41
CEI	250	(3)	500
TE	250	(3)	500
JCP&L	425		423
Met-Ed	250		250	(4)
Penelec	250		250	(4)
FES	250		-	(2)
ATSI	-	(5)	50

(1)	As of September 30, 2007.
(2)	No regulatory approvals, statutory or charter limitations applicable.
(3)
Borrowing sub-limits for CEI and TE may be increased to up to $500 million by delivering notice to the administrative agent that such borrower has senior unsecured debt ratings of at least BBB by S&P and Baa2 by Moody’s.

(4)	Excluding amounts which may be borrowed under the regulated money pool.
(5)
The borrowing sub-limit for ATSI may be increased up to $100 million by delivering notice to the administrative agent that either (i) such borrower has senior unsecured debt ratings of at least BBB- by S&P and Baa3 by Moody’s or (ii) FirstEnergy has guaranteed the obligations of such borrower under the facility.

The revolving credit facility, combined with an aggregate $550 million ($255 million unused as of September 30, 2007) of accounts receivable financing facilities for OE, CEI, TE, Met-Ed, Penelec and Penn, are intended to provide liquidity to meet working capital requirements and for other general corporate purposes for FirstEnergy and its subsidiaries.

Under the revolving credit facility, borrowers may request the issuance of LOCs expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under the facility and against the applicable borrower’s borrowing sub-limit.

The revolving credit facility contains financial covenants requiring each borrower to maintain a consolidated debt to total capitalization ratio of no more than 65%, measured at the end of each fiscal quarter. As of September 30, 2007, FirstEnergy and its subsidiaries' debt to total capitalization ratios (as defined under the revolving credit facility) were as follows:

Borrower
FirstEnergy	57%
OE	47%
Penn	21%
CEI	60%
TE	55%
JCP&L	31%
Met-Ed	46%
Penelec	50%
FES	48%

The revolving credit facility does not contain provisions that either restrict the ability to borrow or accelerate repayment of outstanding advances as a result of any change in credit ratings. Pricing is defined in “pricing grids”, whereby the cost of funds borrowed under the facility is related to the credit ratings of the company borrowing the funds.

FirstEnergy's regulated companies also have the ability to borrow from each other and the holding company to meet their short-term working capital requirements. A similar but separate arrangement exists among FirstEnergy's unregulated companies. FESC administers these two money pools and tracks surplus funds of FirstEnergy and the respective regulated and unregulated subsidiaries, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in the first nine months of 2007 was 5.66% for the regulated companies’ money pool and 5.65% for the unregulated companies’ money pool.

FirstEnergy’s access to capital markets and costs of financing are influenced by the ratings of its securities.  The following table displays FirstEnergy’s, FES’ and the Companies’ securities ratings as of October 18, 2007. The ratings outlook from Moody’s is stable for FES and positive for all other companies. The ratings outlook from S&P on all securities is negative.

Issuer	Securities	S&P	Moody’s

FirstEnergy	Senior unsecured	BBB-	Baa3

OE	Senior unsecured	BBB-	Baa2

CEI	Senior secured	BBB+	Baa2
	Senior unsecured	BBB-	Baa3

TE	Senior unsecured	BBB-	Baa3

Penn	Senior secured	A-	Baa1

JCP&L	Senior unsecured	BBB	Baa2

Met-Ed	Senior unsecured	BBB	Baa2

Penelec	Senior unsecured	BBB	Baa2

FES	Corporate Credit/Issuer Rating	BBB	Baa2

On February 21, 2007, FirstEnergy made a $700 million equity investment in FES, all of which was subsequently contributed to FGCO and used to pay down generation asset transfer-related promissory notes owed to the Ohio Companies and Penn. OE used its $500 million of proceeds to repurchase shares of its common stock from FirstEnergy.

On March 27, 2007, CEI issued $250 million of 5.70% unsecured senior notes due 2017.  The proceeds of the offering were used to reduce CEI’s short-term borrowings and for general corporate purposes.

On May 21, 2007, JCP&L issued $550 million of senior unsecured debt securities, consisting of $250 million of 5.65% senior notes due 2017 and $300 million of 6.15% senior notes due 2037.  A portion of the proceeds of the offering were used to redeem outstanding FMB of JCP&L comprised of $125 million principal amount of 7.50% series and $150 million principal amount of 6.75% series.  On July 1, 2007, JCP&L also redeemed all $12.2 million outstanding principal amount of its remaining series of FMB. In addition, $125 million of proceeds were used to repurchase shares of its common stock from FirstEnergy.  The remaining proceeds were used for general corporate purposes.

As described above, on July 13, 2007, FGCO completed the sale and leaseback of a 93.825% undivided interest in Unit 1 of the Bruce Mansfield Generating Plant. Net after-tax proceeds of approximately $1.2 billion from the transaction were used to repay short-term borrowings from, and to invest in, the FirstEnergy non-utility money pool. The repayments and investment allowed FES to reduce its investment in that money pool in order to repay approximately $250 million of external bank borrowings and fund a $600 million equity repurchase from FirstEnergy. FirstEnergy used these funds to reduce its external short term borrowings as discussed above.

On August 30, 2007, Penelec issued $300 million of 6.05% unsecured senior notes due 2017. A portion of the net proceeds from the issuance and sale of the senior notes were used to fund the repurchase of $200 million of Penelec’s common stock from FirstEnergy. The remaining net proceeds were used to repay short-term borrowings and for general corporate purposes.

On October 4, 2007, FGCO and NGC closed on the issuance of $427 million of pollution control revenue bonds (PCRBs). Proceeds from the issuance will be used to redeem, during the fourth quarter of 2007, an equal amount of outstanding PCRBs originally issued on behalf of the Ohio Companies. This transaction brings the total amount of PCRBs transferred from the Ohio Companies and Penn to FGCO and NGC to approximately $1.9 billion, with approximately $265 million remaining to be transferred. The transfer of these PCRBs supports the intra-system generation asset transfer that was completed in 2005.

Cash Flows From Investing Activities

Net cash flows provided from investing activities resulted principally from the proceeds from the Bruce Mansfield Unit 1 sale and leaseback transaction, partially offset by property additions. Energy delivery services expenditures for property additions primarily include expenditures related to transmission and distribution facilities. Capital expenditures by the competitive energy services segment are principally generation-related. The following table summarizes investing activities for the nine months ended September 30, 2007 and 2006 by segment:

Summary of Cash Flows	Property
Provided from (Used for) Investing Activities	Additions	Investments	Other	Total
Sources (Uses)	(In millions)
Nine Months Ended September 30, 2007
Energy delivery services	$(609)	$34	$(2)	$(577)
Competitive energy services	(462)	1,345	(1)	882
Other	(56)	(5)	2	(59)
Inter-Segment reconciling items	-	(15)	-	(15)
Total	$(1,127)	$1,359	$(1)	$231

Nine Months Ended September 30, 2006
Energy delivery services	$(489)	$196	$(8)	$(301)
Competitive energy services	(473)	(7)	(1)	(481)
Other	(28)	31	20	23
Inter-Segment reconciling items	-	(63)	-	(63)
Total	$(990)	$157	$11	$(822)

In the first nine months of 2007, net cash provided from investing activities was $231 million compared to $822 million used for investing activities in the first nine months of 2006. The change was principally due to $1.3 billion in proceeds from the Bruce Mansfield Unit 1 sale and leaseback transaction described above.  Partially offsetting the cash proceeds from the sale and leaseback transaction was a $137 million increase in property additions and a $61 million decrease in cash provided from cash investments, primarily from the use of restricted cash investments to repay debt during 2006.

During the remaining three months of 2007, capital requirements for property additions and capital leases are expected to be approximately $460 million. FirstEnergy and the Companies have additional requirements of approximately $10 million for maturing long-term debt during the remainder of 2007. These cash requirements are expected to be satisfied from a combination of internal cash, short-term credit arrangements, and funds raised in the capital markets.

FirstEnergy's capital spending for the period 2007-2011 is expected to be nearly $8.0 billion (excluding nuclear fuel), of which approximately $1.5 billion applies to 2007. Investments for additional nuclear fuel during the 2007-2011 period are estimated to be approximately $1.2 billion, of which about $95 million applies to 2007. During the same period, FirstEnergy's nuclear fuel investments are expected to be reduced by approximately $810 million and $100 million, respectively, as the nuclear fuel is consumed.

GUARANTEES AND OTHER ASSURANCES

As part of normal business activities, FirstEnergy enters into various agreements on behalf of its subsidiaries to provide financial or performance assurances to third parties. These agreements include contract guarantees, surety bonds, and LOCs. Some of the guaranteed contracts contain collateral provisions that are contingent upon FirstEnergy’s credit ratings.

As of September 30, 2007, FirstEnergy’s maximum exposure to potential future payments under outstanding guarantees and other assurances approximated $4.7 billion, as summarized below:

Maximum
Guarantees and Other Assurances	Exposure
(In millions)
FirstEnergy Guarantees of Subsidiaries
Energy and Energy-Related Contracts (1)	$647
LOC (long-term debt) – interest coverage (2)	9
Other (3)	575
1,231

Subsidiaries’ Guarantees
Energy and Energy-Related Contracts	37
LOC (long-term debt) – interest coverage (2)	3
Other (4)	2,686
2,726

Surety Bonds	75
LOC (long-term debt) – interest coverage (2)	5
LOC (non-debt) (5)(6)	690

Total Guarantees and Other Assurances	$4,727

(1)	Issued for open-ended terms, with a 10-day termination right by FirstEnergy.
(2)
Reflects the interest coverage portion of LOCs issued in support of floating-rate pollution control revenue bonds with various maturities. The principal amount of floating-rate pollution control revenue bonds of $1.6 billion is reflected in long-term debt on FirstEnergy’s consolidated balance sheets.

(3)	Includes guarantees of $300 million for OVEC obligations and $80 million for nuclear decommissioning funding assurances.
(4)	Includes FES’ guarantee of FGCO’s obligations under the sale and leaseback of Bruce Mansfield Unit 1.
(5)	Includes $71 million issued for various terms pursuant to LOC capacity available under FirstEnergy’s revolving credit facility.
(6)
Includes approximately $194 million pledged in connection with the sale and leaseback of Beaver Valley Unit 2 by CEI and TE, $291 million pledged in connection with the sale and leaseback of Beaver Valley Unit 2 by OE and $134 million pledged in connection with the sale and leaseback of Perry Unit 1 by OE.

FirstEnergy guarantees energy and energy-related payments of its subsidiaries involved in energy commodity activities principally to facilitate normal physical transactions involving electricity, gas, emission allowances and coal. FirstEnergy also provides guarantees to various providers of subsidiary financing principally for the acquisition of property, plant and equipment. These agreements legally obligate FirstEnergy to fulfill the obligations of its subsidiaries directly involved in these energy and energy-related transactions or financings where the law might otherwise limit the counterparties' claims. If demands of a counterparty were to exceed the ability of a subsidiary to satisfy existing obligations, FirstEnergy’s guarantee enables the counterparty's legal claim to be satisfied by FirstEnergy’s other assets. The likelihood that such parental guarantees will increase amounts otherwise paid by FirstEnergy to meet its obligations incurred in connection with ongoing energy and energy-related contracts is remote.

While these types of guarantees are normally parental commitments for the future payment of subsidiary obligations, subsequent to the occurrence of a credit rating downgrade or “material adverse event” the immediate posting of cash collateral or provision of an LOC may be required of the subsidiary. As of September 30, 2007, FirstEnergy’s maximum exposure under these collateral provisions was $442 million.

Most of FirstEnergy’s surety bonds are backed by various indemnities common within the insurance industry. Surety bonds and related guarantees provide additional assurance to outside parties that contractual and statutory obligations will be met in a number of areas including construction contracts, environmental commitments and various retail transactions.

FirstEnergy has guaranteed the obligations of the operators of the TEBSA project up to a maximum of $6 million (subject to escalation) under the project's operations and maintenance agreement. In connection with the sale of TEBSA in January 2004, the purchaser indemnified FirstEnergy against any loss under this guarantee. FirstEnergy has also provided an LOC ($27 million as of September 30, 2007), which is renewable and declines yearly based upon the senior outstanding debt of TEBSA. The LOC was reduced to $19 million on October 15, 2007.

As described above, on July 13, 2007, FGCO completed a sale and leaseback transaction for its 93.825% undivided interest in the Bruce Mansfield Plant Unit 1. FES has unconditionally and irrevocably guaranteed all of FGCO’s obligations under each of the leases.  The related lessor notes and pass through certificates are not guaranteed by FES or FGCO, but the notes are secured by, among other things, each lessor trust’s undivided interest in Unit 1, rights and interests under the applicable lease and rights and interests under other related agreements, including FES’ lease guaranty.

OFF-BALANCE SHEET ARRANGEMENTS

FES and the Ohio Companies have obligations that are not included on FirstEnergy’s Consolidated Balance Sheets related to sale and leaseback arrangements involving Perry Unit 1, Beaver Valley Unit 2 and the Bruce Mansfield Plant, which are satisfied through operating lease payments. As of September 30, 2007, the present value of these sale and leaseback operating lease commitments, net of trust investments, total $2.0 billion.

FirstEnergy has equity ownership interests in certain businesses that are accounted for using the equity method. There are no undisclosed material contingencies related to these investments. Certain guarantees that FirstEnergy does not expect to have a material current or future effect on its financial condition, liquidity or results of operations are disclosed under Guarantees and Other Assurances above.

MARKET RISK INFORMATION

FirstEnergy uses various market risk sensitive instruments, including derivative contracts, primarily to manage the risk of price and interest rate fluctuations. FirstEnergy's Risk Policy Committee, comprised of members of senior management, provides general oversight for risk management activities throughout the company.

Commodity Price Risk

FirstEnergy is exposed to financial and market risks resulting from the fluctuation of interest rates and commodity prices -- electricity, energy transmission, natural gas, coal, nuclear fuel and emission allowances. To manage the volatility relating to these exposures, FirstEnergy uses a variety of non-derivative and derivative instruments, including forward contracts, options, futures contracts and swaps. The derivatives are used principally for hedging purposes. Derivatives that fall within the scope of SFAS 133 must be recorded at their fair value and marked to market. The majority of FirstEnergy’s derivative hedging contracts qualify for the normal purchase and normal sale exception under SFAS 133 and are therefore excluded from the tables below. Contracts that are not exempt from such treatment include certain power purchase agreements with NUG entities that were structured pursuant to the Public Utility Regulatory Policies Act of 1978. These non-trading contracts are adjusted to fair value at the end of each quarter, with a corresponding regulatory asset recognized for above-market costs. The change in the fair value of commodity derivative contracts related to energy production during the three months and nine months ended September 30, 2007 is summarized in the following table:

	Three Months Ended			Nine Months Ended
Increase (Decrease) in the Fair Value	September 30, 2007			September 30, 2007
of Commodity Derivative Contracts	Non-Hedge	Hedge	Total	Non-Hedge	Hedge	Total
	(In millions)
Change in the Fair Value of
Commodity Derivative Contracts:
Outstanding net liability at beginning of period	$(845)	$(12)	$(857)	$(1,140)	$(17)	$(1,157)
Additions/change in value of existing contracts	(38)	-	(38)	69	(6)	63
Settled contracts	47	5	52	235	16	251
Outstanding net liability at end of period (1)	(836)	(7)	(843)	(836)	(7)	(843)

Non-commodity Net Liabilities at End of Period:
Interest rate swaps (2)	-	(8)	(8)	-	(8)	(8)
Net Liabilities - Derivative Contracts at End of Period	$(836)	$(15)	$(851)	$(836)	$(15)	$(851)

Impact of Changes in Commodity Derivative Contracts(3)
Income Statement effects (pre-tax)	$4	$-	$4	$4	$-	$4
Balance Sheet effects:
Other comprehensive income (pre-tax)	$-	$5	$5	$-	$10	$10
Regulatory assets (net)	$(5)	$-	$(5)	$(300)	$-	$(300)

(1)	Includes $836 million in non-hedge commodity derivative contracts (primarily with NUGs), which are offset by a regulatory asset.
(2)	Interest rate swaps are treated as cash flow or fair value hedges (see Interest Rate Swap Agreements below).
(3)	Represents the change in value of existing contracts, settled contracts and changes in techniques/assumptions.

Derivatives are included on the Consolidated Balance Sheet as of September 30, 2007 as follows:

Balance Sheet Classification	Non-Hedge	Hedge	Total
	(In millions)
Current-
Other assets	$-	$42	$42
Other liabilities	-	(51)	(51)

Non-Current-
Other deferred charges	36	16	52
Other non-current liabilities	(872)	(22)	(894)

Net liabilities	$(836)	$(15)	$(851)

The valuation of derivative contracts is based on observable market information to the extent that such information is available. In cases where such information is not available, FirstEnergy relies on model-based information. The model provides estimates of future regional prices for electricity and an estimate of related price volatility. FirstEnergy uses these results to develop estimates of fair value for financial reporting purposes and for internal management decision making. Sources of information for the valuation of commodity derivative contracts as of September 30, 2007 are summarized by year in the following table:

Source of Information
- Fair Value by Contract Year	2007(1)	2008	2009	2010	2011	Thereafter	Total
	(In millions)
Prices actively quoted(2)	$-	$-	$-	$-	$-	$-	$-
Other external sources(3)	(60)	(239)	(173)	(150)	-	-	(622)
Prices based on models	-	-	-	-	(114)	(107)	(221)
Total(4)	$(60)	$(239)	$(173)	$(150)	$(114)	$(107)	$(843)

(1)     For the last quarter of 2007.
(2)     Exchange traded.
(3)     Broker quote sheets.
(4)    Includes $836 million in non-hedge commodity derivative contracts (primarily with NUGs), which are offset by a regulatory asset.

FirstEnergy performs sensitivity analyses to estimate its exposure to the market risk of its commodity positions. A hypothetical 10% adverse shift (an increase or decrease depending on the derivative position) in quoted market prices in the near term on its derivative instruments would not have had a material effect on its consolidated financial position (assets, liabilities and equity) or cash flows as of September 30, 2007. Based on derivative contracts held as of September 30, 2007, an adverse 10% change in commodity prices would decrease net income by approximately $6 million during the next 12 months.

Interest Rate Swap Agreements- Fair Value Hedges

FirstEnergy utilizes fixed-for-floating interest rate swap agreements as part of its ongoing effort to manage the interest rate risk associated with its debt portfolio. These derivatives are treated as fair value hedges of fixed-rate, long-term debt issues – protecting against the risk of changes in the fair value of fixed-rate debt instruments due to lower interest rates. Swap maturities, call options, fixed interest rates and interest payment dates match those of the underlying obligations. During the first nine months of 2007, FirstEnergy paid $8 million to terminate swaps with a notional amount $150 million as its subsidiary redeemed the associated hedged debt.  The loss was recognized as interest expense during the nine-month period.  As of September 30, 2007, the debt underlying the $600 million outstanding notional amount of interest rate swaps had a weighted average fixed interest rate of 5.11%, which the swaps have converted to a current weighted average variable rate of 5.72%.

	September 30, 2007			December 31, 2006
	Notional	Maturity	Fair	Notional	Maturity	Fair
Interest Rate Swaps	Amount	Date	Value	Amount	Date	Value
	(In millions)
Fair value hedges	$100	2008	$(1)	$100	2008	$(2)
	50	2010	-	50	2010	(1)
	300	2013	(4)	300	2013	(6)
	150	2015	(9)	150	2015	(10)
	-	2025	-	50	2025	(2)
	-	2031	-	100	2031	(6)
	$600		$(14)	$750		$(27)

Forward Starting Swap Agreements - Cash Flow Hedges

FirstEnergy utilizes forward starting swap agreements (forward swaps) in order to hedge a portion of the consolidated interest rate risk associated with anticipated future issuances of fixed-rate, long-term debt securities for one or more of its consolidated subsidiaries in 2007 and 2008. These derivatives are treated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury rates between the date of hedge inception and the date of the debt issuance. During the first nine months of 2007, FirstEnergy terminated forward swaps with an aggregate notional value of $1.6 billion. FirstEnergy paid $20 million in cash related to the terminations, which will be recognized over the terms of the associated future debt. There was no ineffective portion associated with the loss. As of September 30, 2007, FirstEnergy had outstanding forward swaps with an aggregate notional amount of $400 million and an aggregate fair value of $5 million.

	September 30, 2007			December 31, 2006
	Notional	Maturity	Fair	Notional	Maturity	Fair
Forward Starting Swaps	Amount	Date	Value	Amount	Date	Value
	(In millions)
Cash flow hedges	$25	2015	$-	$25	2015	$-
	300	2017	5	200	2017	(4)
	25	2018	(1)	25	2018	(1)
	50	2020	1	50	2020	1
	$400		$5	$300		$(4)

Equity Price Risk

Included in nuclear decommissioning trusts are marketable equity securities carried at their market value of approximately $1.4 billion as of September 30, 2007 and December 31, 2006. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $139 million reduction in fair value as of September 30, 2007.

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

FirstEnergy maintains credit policies with respect to its counterparties to manage overall credit risk. This includes performing independent risk evaluations, actively monitoring portfolio trends and using collateral and contract provisions to mitigate exposure. As part of its credit program, FirstEnergy aggressively manages the quality of its portfolio of energy contracts, evidenced by a current weighted average risk rating for energy contract counterparties of BBB+ (S&P). As of September 30, 2007, the largest credit concentration with one party (currently rated investment grade) represented 10.9% of FirstEnergy‘s total credit risk. Within FirstEnergy’s unregulated energy subsidiaries, 99% of credit exposures, net of collateral and reserves, were with investment-grade counterparties as of September 30, 2007.

Outlook

State Regulatory Matters

In Ohio, New Jersey and Pennsylvania, laws applicable to electric industry restructuring contain similar provisions that are reflected in the Companies' respective state regulatory plans. These provisions include:

•	restructuring the electric generation business and allowing the Companies' customers to select a competitive electric generation supplier other than the Companies;

•	establishing or defining the PLR obligations to customers in the Companies' service areas;

•	providing the Companies with the opportunity to recover potentially stranded investment (or transition costs) not otherwise recoverable in a competitive generation market;

•	itemizing (unbundling) the price of electricity into its component elements – including generation, transmission, distribution and stranded costs recovery charges;

•	continuing regulation of the Companies' transmission and distribution systems; and

•	requiring corporate separation of regulated and unregulated business activities.

The Companies and ATSI recognize, as regulatory assets, costs which the FERC, PUCO, PPUC and NJBPU have authorized for recovery from customers in future periods or for which authorization is probable. Without the probability of such authorization, costs currently recorded as regulatory assets would have been charged to income as incurred. Regulatory assets that do not earn a current return totaled approximately $227 million as of September 30, 2007 (JCP&L - $93 million, Met-Ed - $43 million and Penelec - $91 million). Regulatory assets not earning a current return will be recovered by 2014 for JCP&L and by 2020 for Met-Ed and Penelec. The following table discloses regulatory assets by company:

	September 30,	December 31,	Increase
Regulatory Assets*	2007	2006	(Decrease)
	(In millions)
OE	$717	$741	$(24)
CEI	856	855	1
TE	215	248	(33)
JCP&L	1,758	2,152	(394)
Met-Ed	459	409	50
ATSI	42	36	6
Total	$4,047	$4,441	$(394)

*
Penelec had net regulatory liabilities of approximately $77 million and $96 million as of September 30, 2007 and December 31,
2006, respectively. These net regulatory liabilities are included in
Other Non-current Liabilities on the Consolidated Balance Sheets.

Regulatory assets by source are as follows:

	September 30,	December 31,	Increase
Regulatory Assets By Source	2007	2006	(Decrease)
	(In millions)
Regulatory transition costs	$2,583	$3,266	$(683)
Customer shopping incentives	537	603	(66)
Customer receivables for future income taxes	257	217	40
Societal benefits charge	(11)	11	(22)
Loss on reacquired debt	58	43	15
Employee postretirement benefits	41	47	(6)
Nuclear decommissioning, decontamination
and spent fuel disposal costs	(118)	(145)	27
Asset removal costs	(177)	(168)	(9)
Property losses and unrecovered plant costs	11	19	(8)
MISO/PJM transmission costs	309	213	96
Fuel costs - RCP	175	113	62
Distribution costs - RCP	298	155	143
Other	84	67	17
Total	$4,047	$4,441	$(394)

Reliability Initiatives

In late 2003 and early 2004, a series of letters, reports and recommendations were issued from various entities, including governmental, industry and ad hoc reliability entities (PUCO, FERC, NERC and the U.S. – Canada Power System Outage Task Force) regarding enhancements to regional reliability. In 2004, FirstEnergy completed implementation of all actions and initiatives related to enhancing area reliability, improving voltage and reactive management, operator readiness and training and emergency response preparedness recommended for completion in 2004. On July 14, 2004, NERC independently verified that FirstEnergy had implemented the various initiatives to be completed by June 30 or summer 2004, with minor exceptions noted by FirstEnergy, which exceptions are now essentially complete. FirstEnergy is proceeding with the implementation of the recommendations that were to be completed subsequent to 2004 and will continue to periodically assess the FERC-ordered Reliability Study recommendations for forecasted 2009 system conditions, recognizing revised load forecasts and other changing system conditions which may impact the recommendations. Thus far, implementation of the recommendations has not required, nor is expected to require, substantial investment in new equipment or material upgrades to existing equipment. The FERC or other applicable government agencies and reliability entities may, however, take a different view as to recommended enhancements or may recommend additional enhancements in the future, which could require additional, material expenditures.

As a result of outages experienced in JCP&L’s service area in 2002 and 2003, the NJBPU had implemented reviews into JCP&L’s service reliability. In 2004, the NJBPU adopted an MOU that set out specific tasks related to service reliability to be performed by JCP&L and a timetable for completion and endorsed JCP&L’s ongoing actions to implement the MOU. On June 9, 2004, the NJBPU approved a stipulation that incorporates the final report of an SRM who made recommendations on appropriate courses of action necessary to ensure system-wide reliability. The stipulation also incorporates the Executive Summary and Recommendation portions of the final report of a focused audit of JCP&L’s Planning and Operations and Maintenance programs and practices. On February 11, 2005, JCP&L met with the DRA to discuss reliability improvements. The SRM completed his work and issued his final report to the NJBPU on June 1, 2006. JCP&L filed a comprehensive response to the NJBPU on July 14, 2006. JCP&L continues to file compliance reports reflecting activities associated with the MOU and stipulation.

The EPACT served, among other things, partly to amend the Federal Power Act by adding a new Section 215, which requires that a new ERO establish and enforce reliability standards for the bulk-power system, subject to review by the FERC. Subsequently, the FERC certified NERC as the ERO, approved NERC's Compliance Monitoring and Enforcement Program and approved a set of reliability standards, which became mandatory and enforceable on June 18, 2007 with penalties and sanctions for noncompliance. The FERC also approved a delegation agreement between NERC and ReliabilityFirst Corporation, one of eight Regional Entities that carry out enforcement for NERC.  All of FirstEnergy’s facilities are located within the ReliabilityFirst region.
To date, FERC has approved 83 of the 107 reliability standards proposed by NERC. Nevertheless, the FERC has directed NERC to submit improvements to 56 of the 83 approved standards and has endorsed NERC's process for developing reliability standards and its associated work plan. On May 4, 2007, NERC submitted 24 proposed Violation Risk Factors that would operate as a system of weighting the risk to the power grid associated with a particular reliability standard violation. The FERC issued an order approving 22 of those factors on June 26, 2007. Further, NERC adopted eight cyber security standards and filed them with the FERC for approval. On December 11, 2006, the FERC Staff provided its preliminary assessment of the cyber security standards and cited various deficiencies in the proposed standards. Numerous parties, including FirstEnergy, provided comments on the preliminary assessment. The standards remain pending before the FERC. Separately, on July 20, 2007, the FERC issued a NOPR proposing to adopt eight related Critical Infrastructure Protection Reliability Standards. On October 5, 2007, numerous parties, including FirstEnergy, provided comments on the proposed Critical Infrastructure Protection standards. These standards, and FirstEnergy’s comments thereon, are pending before FERC.

FirstEnergy believes it is in compliance with all current NERC reliability standards. However, based upon a review of the FERC's guidance to NERC in its March 16, 2007 Final Rule on Mandatory Reliability Standards, it appears that the FERC may eventually adopt stricter standards than those just approved. The financial impact of complying with the new standards cannot be determined at this time. However, the EPACT required that all prudent costs incurred to comply with the new reliability standards be recovered in rates. If FirstEnergy is unable to meet the reliability standards for its bulk power system in the future, it could have a material adverse effect on FirstEnergy’s and its subsidiaries’ financial condition, results of operations and cash flows.

On April 18-20, 2007, ReliabilityFirst performed a routine compliance audit of FirstEnergy's bulk-power system within the Midwest ISO region and found FirstEnergy to be in full compliance with all audited reliability standards.  Similarly, ReliabilityFirst has scheduled a compliance audit of FirstEnergy's bulk-power system within the PJM region in 2008. FirstEnergy does not expect any material adverse impact to its financial condition as a result of these audits.

Ohio

The Ohio Companies filed an application and stipulation with the PUCO on September 9, 2005 seeking approval of the RCP, a supplement to the RSP. On November 4, 2005, the Ohio Companies filed a supplemental stipulation with the PUCO, which constituted an additional component of the RCP filed on September 9, 2005. On January 4, 2006, the PUCO approved, with modifications, the Ohio Companies’ RCP to supplement the RSP to provide customers with more certain rate levels than otherwise available under the RSP during the plan period. The following table provides the estimated net amortization of regulatory transition costs and deferred shopping incentives (including associated carrying charges) under the RCP for the period 2007 through 2010:

Amortization				Total
Period	OE	CEI	TE	Ohio
	(In millions)
2007	$176	$108	$92	$376
2008	209	126	113	448
2009	-	217	-	217
2010	-	269	-	269
Total Amortization	$385	$720	$205	$1,310

Several parties subsequently filed appeals to the Supreme Court of Ohio in connection with certain portions of the RCP approved by the PUCO. In its order, the PUCO authorized the Ohio Companies to recover certain increased fuel costs through a fuel rider and to defer certain other increased fuel costs, all such costs to be incurred from January 1, 2006 through December 31, 2008, including interest on the deferred balances. The order also provided for recovery of the deferred costs over a 25-year period through distribution rates, which was expected to begin on January 1, 2009 for OE and TE, and approximately May 2009 for CEI.  Through September 30, 2007, the deferred fuel costs, including interest, were $89 million, $61 million and $26 million for OE, CEI and TE, respectively.

On August 29, 2007, the Supreme Court of Ohio concluded that the PUCO violated certain provisions of the Ohio Revised Code by permitting the Ohio Companies “to collect deferred increased fuel costs through future distribution rate cases, or to alternatively use excess fuel-cost recovery to reduce deferred distribution-related expenses” because fuel costs are a component of generation service, not distribution service, and because the Court concluded the PUCO did not address whether the deferral of fuel costs was anticompetitive.  The Court remanded the matter to the PUCO for further consideration consistent with the Court’s Opinion on this issue and affirmed the PUCO’s Order in all other respects. On September 7, 2007, the Ohio Companies filed a Motion for Reconsideration with the Court. On September 10, 2007 the Ohio Companies filed an Application with the PUCO that requests the implementation of two generation-related fuel cost riders to collect the increased fuel costs that were previously authorized to be deferred. The Ohio Companies requested the riders become effective in October 2007 and end in December 2008, subject to reconciliation which is expected to continue through the first quarter of 2009. This matter is currently pending before the PUCO. Although unable to predict the ultimate outcome of this matter, the Ohio Companies intend to continue deferring the fuel costs pursuant to the RCP, pending the Court’s disposition of the Motion for Reconsideration and the PUCO’s action with respect to the Ohio Companies’ Application.

On August 31, 2005, the PUCO approved a rider recovery mechanism through which the Ohio Companies may recover all MISO transmission and ancillary service related costs incurred during each year ending June 30. Pursuant to the PUCO’s order, the Ohio Companies, on May 1, 2007, filed revised riders, which became effective on July 1, 2007.  The revised riders represent an increase over the amounts collected through the 2006 riders of approximately $64 million annually.  If it is subsequently determined by the PUCO that adjustments to the rider as filed are necessary, such adjustments, with carrying costs, will be incorporated into the 2008 transmission rider filing.

On May 8, 2007, the Ohio Companies filed with the PUCO a notice of intent to file for an increase in electric distribution rates. The Ohio Companies filed the application and rate request with the PUCO on June 7, 2007. The requested increase is expected to be more than offset by the elimination or reduction of transition charges at the time the rates go into effect and would result in lowering the overall non-generation portion of the bill for most Ohio customers.  The distribution rate increases reflect capital expenditures since the Ohio Companies’ last distribution rate proceedings, increases in operating and maintenance expenses and recovery of regulatory assets created by deferrals that were approved in prior cases. On August 6, 2007, the Ohio Companies updated their filing supporting a distribution rate increase of $332 million to the PUCO to establish the test period data that will be used as the basis for setting rates in that proceeding. The PUCO Staff is expected to issue its report in the case in the fourth quarter of 2007 with evidentiary hearings to follow in early 2008. The PUCO order is expected to be issued in the second quarter of 2008. The new rates would become effective January 1, 2009 for OE and TE, and approximately May 2009 for CEI.

On July 10, 2007, the Ohio Companies filed an application with the PUCO requesting approval of a comprehensive supply plan for providing generation service to customers who do not purchase electricity from an alternative supplier, beginning January 1, 2009. The proposed competitive bidding process would average the results of multiple bidding sessions conducted at different times during the year. The final price per kilowatt-hour would reflect an average of the prices resulting from all bids. In their filing, the Ohio Companies offered two alternatives for structuring the bids, either by customer class or a “slice-of-system” approach. The proposal provides the PUCO with an option to phase in generation price increases for residential tariff groups who would experience a change in their average total price of 15 percent or more. The PUCO held a technical conference on August 16, 2007 regarding the filing. Comments by intervenors in the case were filed on September 5, 2007.  The PUCO Staff filed comments on September 21, 2007.  Parties filed reply comments on October 12, 2007. The Ohio Companies requested that the PUCO issue an order by November 1, 2007, to provide sufficient time to conduct the bidding process.

On September 25, 2007, the Ohio Governor’s proposed energy plan was officially introduced into the Ohio Senate. The bill proposes to revise state energy policy to address electric generation pricing after 2008, establish advanced energy portfolio standards and energy efficiency standards, and create GHG emissions reporting and carbon control planning requirements. The bill also proposes to move to a “hybrid” system for determining rates for PLR service in which electric utilities would provide regulated generation service unless they satisfy a statutory burden to demonstrate the existence of a competitive market for retail electricity. The Senate Energy & Public Utilities Committee has been conducting hearings on the bill and receiving testimony from interested parties, including the Governor’s Energy Advisor, the Chairman of the PUCO, consumer groups, utility executives and others. Several proposed amendments to the bill have been submitted, including those from Ohio’s investor-owned electric utilities. A substitute version of the bill, which incorporated certain of the proposed amendments, was introduced into the Senate Energy & Public Utilities Committee on October 25, 2007. At this time, FirstEnergy cannot predict the outcome of this process nor determine the impact, if any, such legislation may have on its operations or those of the Ohio Companies.

Pennsylvania

Met-Ed and Penelec have been purchasing a portion of their PLR requirements from FES through a partial requirements wholesale power sales agreement and various amendments. Under these agreements, FES retained the supply obligation and the supply profit and loss risk for the portion of power supply requirements not self-supplied by Met-Ed and Penelec. The FES agreements have reduced Met-Ed's and Penelec's exposure to high wholesale power prices by providing power at a fixed price for their uncommitted PLR capacity and energy requirements during the term of these agreements with FES.

On September 26, 2006, Met-Ed and Penelec successfully conducted a competitive RFP for a portion of their PLR obligation for the period December 1, 2006 through December 31, 2008. FES was one of the successful bidders in that RFP process and on September 26, 2006 entered into a supplier master agreement to supply a certain portion of Met-Ed’s and Penelec’s PLR requirements at market prices that were substantially higher than the fixed price in the partial requirements agreements.

Based on the outcome of the 2006 comprehensive transition rate filing, as described below, Met-Ed, Penelec and FES agreed to restate the partial requirements power sales agreement effective January 1, 2007. The restated agreement incorporates the same fixed price for residual capacity and energy supplied by FES as in the prior arrangements between the parties, and automatically extends for successive one year terms unless any party gives 60 days’ notice prior to the end of the year. The restated agreement also allows Met-Ed and Penelec to sell the output of NUG energy to the market and requires FES to provide energy at fixed prices to replace any NUG energy thus sold to the extent needed for Met-Ed and Penelec to satisfy their PLR obligations. The parties also have separately terminated the supplier master agreements in connection with the restatement of the partial requirements agreement. Accordingly, the energy that would have been supplied under the supplier master agreement will now be provided under the restated partial requirements agreement. The fixed price under the restated agreement is expected to remain below wholesale market prices during the term of the agreement.

If Met-Ed and Penelec were to replace the entire FES supply at current market power prices without corresponding regulatory authorization to increase their generation prices to customers, each company would likely incur a significant increase in operating expenses and experience a material deterioration in credit quality metrics. Under such a scenario, each company's credit profile would no longer be expected to support an investment grade rating for its fixed income securities. Based on the PPUC’s January 11, 2007 order described below, if FES ultimately determines to terminate, reduce, or significantly modify the agreement prior to the expiration of Met-Ed’s and Penelec’s generation rate caps in 2010, timely regulatory relief is not likely to be granted by the PPUC.

Met-Ed and Penelec made a comprehensive transition rate filing with the PPUC on April 10, 2006 to address a number of transmission, distribution and supply issues. If Met-Ed's and Penelec's preferred approach involving accounting deferrals had been approved, annual revenues would have increased by $216 million and $157 million, respectively. That filing included, among other things, a request to charge customers for an increasing amount of market-priced power procured through a CBP as the amount of supply provided under the then existing FES agreement was to be phased out. Met-Ed and Penelec also requested approval of a January 12, 2005 petition for the deferral of transmission-related costs incurred during 2006. In this rate filing, Met-Ed and Penelec also requested recovery of annual transmission and related costs incurred on or after January 1, 2007, plus the amortized portion of 2006 costs over a ten-year period, along with applicable carrying charges, through an adjustable rider. Changes in the recovery of NUG expenses and the recovery of Met-Ed's non-NUG stranded costs were also included in the filing. On May 4, 2006, the PPUC consolidated the remand of the FirstEnergy and GPU merger proceeding, related to the quantification and allocation of merger savings, with the comprehensive transition rate filing case.

The PPUC entered its Opinion and Order in the comprehensive rate filing proceeding on January 11, 2007. The order approved the recovery of transmission costs, including the transmission-related deferral for January 1, 2006 through January 10, 2007, when new transmission rates were effective, and determined that no merger savings from prior years should be considered in determining customers’ rates. The request for increases in generation supply rates was denied as were the requested changes in NUG expense recovery and Met-Ed’s non-NUG stranded costs. The order decreased Met-Ed’s and Penelec’s distribution rates by $80 million and $19 million, respectively. These decreases were offset by the increases allowed for the recovery of transmission expenses and the transmission deferral. Met-Ed’s and Penelec’s request for recovery of Saxton decommissioning costs was granted and, in January 2007, Met-Ed and Penelec recognized income of $15 million and $12 million, respectively, to establish regulatory assets for those previously expensed decommissioning costs. Overall rates increased by 5.0% for Met-Ed ($59 million) and 4.5% for Penelec ($50 million). Met-Ed and Penelec filed a Petition for Reconsideration on January 26, 2007 on the issues of consolidated tax savings and rate of return on equity. Other parties filed Petitions for Reconsideration on transmission (including congestion), transmission deferrals and rate design issues. On February 8, 2007, the PPUC entered an order granting Met-Ed’s, Penelec’s and the other parties’ petitions for procedural purposes. Due to that ruling, the period for appeals to the Commonwealth Court of Pennsylvania was tolled until 30 days after the PPUC entered a subsequent order ruling on the substantive issues raised in the petitions. On March 1, 2007, the PPUC issued three orders: (1) a tentative order regarding the reconsideration by the PPUC of its own order; (2) an order denying the Petitions for Reconsideration of Met-Ed, Penelec and the OCA and denying in part and accepting in part the MEIUG’s and PICA’s Petition for Reconsideration; and (3) an order approving the compliance filing. Comments to the PPUC for reconsideration of its order were filed on March 8, 2007, and the PPUC ruled on the reconsideration on April 13, 2007, making minor changes to rate design as agreed upon by Met-Ed, Penelec and certain other parties.

On March 30, 2007, MEIUG and PICA filed a Petition for Review with the Commonwealth Court of Pennsylvania asking the court to review the PPUC’s determination on transmission (including congestion) and the transmission deferral. Met-Ed and Penelec filed a Petition for Review on April 13, 2007 on the issues of consolidated tax savings and the requested generation rate increase.  The OCA filed its Petition for Review on April 13, 2007, on the issues of transmission (including congestion) and recovery of universal service costs from only the residential rate class. On June 19, 2007, initial briefs were filed and responsive briefs were filed through September 21, 2007.  Reply briefs were filed on October 5, 2007. Oral arguments are expected to take place in late 2007 or early 2008. If Met-Ed and Penelec do not prevail on the issue of congestion, it could have a material adverse effect on the financial condition and results of operations of Met-Ed, Penelec and FirstEnergy.

As of September 30, 2007, Met-Ed's and Penelec's unrecovered regulatory deferrals pursuant to the 2006 comprehensive transition rate case, the 1998 Restructuring Settlement (including the Phase 2 Proceedings) and the FirstEnergy/GPU Merger Settlement Stipulation were $496 million and $58 million, respectively. During the PPUC’s annual audit of Met-Ed’s and Penelec’s NUG stranded cost balances in 2006, it noted a modification to the NUG purchased power stranded cost accounting methodology made by Met-Ed and Penelec. On August 18, 2006, a PPUC Order was entered requiring Met-Ed and Penelec to reflect the deferred NUG cost balances as if the stranded cost accounting methodology modification had not been implemented. As a result of this PPUC order, Met-Ed recognized a pre-tax charge of approximately $10.3 million in the third quarter of 2006, representing incremental costs deferred under the revised methodology in 2005. Met-Ed and Penelec continue to believe that the stranded cost accounting methodology modification is appropriate and on August 24, 2006 filed a petition with the PPUC pursuant to its order for authorization to reflect the stranded cost accounting methodology modification effective January 1, 1999. Hearings on this petition were held in February 2007 and briefing was completed on March 28, 2007. The ALJ’s initial decision was issued on May 3, 2007 and denied Met-Ed's and Penelec’s request to modify their NUG stranded cost accounting methodology. The companies filed exceptions to the initial decision on May 23, 2007 and replies to those exceptions were filed on June 4, 2007. It is not known when the PPUC may issue a final decision in this matter.

On May 2, 2007, Penn filed a plan with the PPUC for the procurement of PLR supply from June 2008 through May 2011. The filing proposes multiple, competitive RFPs with staggered delivery periods for fixed-price, tranche-based, pay as bid PLR supply to the residential and commercial classes. The proposal phases out existing promotional rates and eliminates the declining block and the demand components on generation rates for residential and commercial customers. The industrial class PLR service will be provided through an hourly-priced service provided by Penn. Quarterly reconciliation of the differences between the costs of supply and revenues from customers is also proposed.  On September 28, 2007, Penn filed a Joint Petition for Settlement resolving all but one issue in the case.  Briefs were also filed on September 28, 2007 on the unresolved issue of incremental uncollectible accounts expense. The settlement is either supported, or not opposed, by all parties. The PPUC is expected to act on the settlement and the unresolved issue in late November or early December 2007 for the initial RFP to take place in January 2008.

On February 1, 2007, the Governor of Pennsylvania proposed an EIS. The EIS includes four pieces of proposed legislation that, according to the Governor, is designed to reduce energy costs, promote energy independence and stimulate the economy. Elements of the EIS include the installation of smart meters, funding for solar panels on residences and small businesses, conservation programs to meet demand growth, a requirement that electric distribution companies acquire power that results in the “lowest reasonable rate on a long-term basis,” the utilization of micro-grids and an optional three year phase-in of rate increases. On July 17, 2007 the Governor signed into law two pieces of energy legislation. The first amended the Alternative Energy Portfolio Standards Act of 2004 to, among other things, increase the percentage of solar energy that must be supplied at the conclusion of an electric distribution company’s transition period. The second law allows electric distribution companies, at their sole discretion, to enter into long term contracts with large customers and to build or acquire interests in electric generation facilities specifically to supply long-term contracts with such customers. A special legislative session on energy was convened in mid-September 2007 to consider other aspects of the EIS. The final form of any legislation arising from the special legislative session is uncertain. Consequently, FirstEnergy is unable to predict what impact, if any, such legislation may have on its operations.

New Jersey

JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers and costs incurred under NUG agreements exceed amounts collected through BGS and NUGC rates and market sales of NUG energy and capacity. As of September 30, 2007, the accumulated deferred cost balance totaled approximately $330 million.

In accordance with an April 28, 2004 NJBPU order, JCP&L filed testimony on June 7, 2004 supporting a continuation of the current level and duration of the funding of TMI-2 decommissioning costs by New Jersey customers without a reduction, termination or capping of the funding. On September 30, 2004, JCP&L filed an updated TMI-2 decommissioning study. This study resulted in an updated total decommissioning cost estimate of $729 million (in 2003 dollars) compared to the estimated $528 million (in 2003 dollars) from the prior 1995 decommissioning study. The DRA filed comments on February 28, 2005 requesting that decommissioning funding be suspended. On March 18, 2005, JCP&L filed a response to those comments. A schedule for further NJBPU proceedings has not yet been set.

On August 1, 2005, the NJBPU established a proceeding to determine whether additional ratepayer protections are required at the state level in light of the repeal of PUHCA pursuant to the EPACT. The NJBPU approved regulations effective October 2, 2006 that would prevent a holding company that owns a gas or electric public utility from investing more than 25% of the combined assets of its utility and utility-related subsidiaries into businesses unrelated to the utility industry. These regulations are not expected to materially impact FirstEnergy or JCP&L.  Also, in the same proceeding, the NJBPU Staff issued an additional draft proposal on March 31, 2006 addressing various issues including access to books and records, ring-fencing, cross subsidization, corporate governance and related matters. With the approval of the NJBPU Staff, the affected utilities jointly submitted an alternative proposal on June 1, 2006. Comments on the alternative proposal were submitted on June 15, 2006. On November 3, 2006, the Staff circulated a revised draft proposal to interested stakeholders. Another revised draft was circulated by the NJBPU Staff on February 8, 2007.

New Jersey statutes require that the state periodically undertake a planning process, known as the EMP, to address energy related issues including energy security, economic growth, and environmental impact. The EMP is to be developed with involvement of the Governor’s Office and the Governor’s Office of Economic Growth, and is to be prepared by a Master Plan Committee, which is chaired by the NJBPU President and includes representatives of several State departments. In October 2006, the current EMP process was initiated with the issuance of a proposed set of objectives which, as to electricity, included the following:

•   Reduce the total projected electricity demand by 20% by 2020;

•	Meet 22.5% of New Jersey’s electricity needs with renewable energy resources by that date;

•   Reduce air pollution related to energy use;

•   Encourage and maintain economic growth and development;

•	Achieve a 20% reduction in both Customer Average Interruption Duration Index and System Average Interruption Frequency Index by 2020;

•	Maintain unit prices for electricity to no more than +5% of the regional average price (region includes New York, New Jersey, Pennsylvania, Delaware, Maryland and the District of Columbia); and

•   Eliminate transmission congestion by 2020.

Comments on the objectives and participation in the development of the EMP have been solicited and a number of working groups have been formed to obtain input from a broad range of interested stakeholders including utilities, environmental groups, customer groups, and major customers. EMP working groups addressing (1) energy efficiency and demand response, (2) renewables, (3) reliability, and (4) pricing issues have completed their assigned tasks of data gathering and analysis and have provided reports to the EMP Committee. Public stakeholder meetings were held in the fall of 2006 and in early 2007, and further public meetings are expected later in 2007. A final draft of the EMP is expected to be presented to the Governor in late 2007. At this time, FirstEnergy cannot predict the outcome of this process nor determine the impact, if any, such legislation may have on its operations or those of JCP&L.

On February 13, 2007, the NJBPU Staff informally issued a draft proposal relating to changes to the regulations addressing electric distribution service reliability and quality standards.  Meetings between the NJBPU Staff and interested stakeholders to discuss the proposal were held and additional, revised informal proposals were subsequently circulated by the Staff.  On September 4, 2007, proposed regulations were published in the New Jersey Register, which proposal will be subsequently considered by the NJBPU following comments which were due on September 26, 2007.  At this time, FirstEnergy cannot predict the outcome of this process nor determine the impact, if any, such regulations may have on its operations or those of JCP&L.

FERC Matters

On November 18, 2004, the FERC issued an order eliminating the RTOR for transmission service between the MISO and PJM regions. The FERC also ordered the MISO, PJM and the transmission owners within MISO and PJM to submit compliance filings containing a SECA mechanism to recover lost RTOR revenues during a 16-month transition period from load serving entities. The FERC issued orders in 2005 setting the SECA for hearing. ATSI, JCP&L, Met-Ed, Penelec, and FES participated in the FERC hearings held in May 2006 concerning the calculation and imposition of the SECA charges. The presiding judge issued an initial decision on August 10, 2006, rejecting the compliance filings made by the RTOs and transmission owners, ruling on various issues and directing new compliance filings. This decision is subject to review and approval by the FERC. Briefs addressing the initial decision were filed on September 11, 2006 and October 20, 2006. A final order could be issued by the FERC in the fourth quarter of 2007.

On January 31, 2005, certain PJM transmission owners made three filings with the FERC pursuant to a settlement agreement previously approved by the FERC. JCP&L, Met-Ed and Penelec were parties to that proceeding and joined in two of the filings. In the first filing, the settling transmission owners submitted a filing justifying continuation of their existing rate design within the PJM RTO. In the second filing, the settling transmission owners proposed a revised Schedule 12 to the PJM tariff designed to harmonize the rate treatment of new and existing transmission facilities. Interventions and protests were filed on February 22, 2005. In the third filing, BG&E and Pepco Holdings, Inc. requested a formula rate for transmission service provided within their respective zones. Hearings were held and numerous parties appeared and litigated various issues; including AEP, which filed in opposition proposing to create a "postage stamp" rate for high voltage transmission facilities across PJM. At the conclusion of the hearings, the ALJ issued an initial decision adopting the FERC Trial Staff’s position that the cost of all PJM transmission facilities should be recovered through a postage stamp rate. The ALJ recommended an April 1, 2006 effective date for this change in rate design. Numerous parties, including FirstEnergy, submitted briefs opposing the ALJ’s decision and recommendations.  On April 19, 2007, the FERC issued an order rejecting the ALJ’s findings and recommendations in nearly every respect. The FERC found that the PJM transmission owners’ existing “license plate” rate design was just and reasonable and ordered that the current license plate rates for existing transmission facilities be retained. On the issue of rates for new transmission facilities, the FERC directed that costs for new transmission facilities that are rated at 500 kV or higher are to be socialized throughout the PJM footprint by means of a postage-stamp rate.  Costs for new transmission facilities that are rated at less than 500 kV, however, are to be allocated on a “beneficiary pays” basis.  Nevertheless, the FERC found that PJM’s current beneficiary-pays cost allocation methodology is not sufficiently detailed and, in a related order that also was issued on April 19, 2007, directed that hearings be held for the purpose of establishing a just and reasonable cost allocation methodology for inclusion in PJM’s tariff.

On May 18, 2007, certain parties filed for rehearing of the FERC’s April 19, 2007 Order.  Subsequently, FirstEnergy and other parties filed pleadings opposing the requests for rehearing. The FERC’s Orders on PJM rate design, if sustained on rehearing and appeal, will prevent the allocation of the cost of existing transmission facilities of other utilities to JCP&L, Met-Ed and Penelec.  In addition, the FERC’s decision to allocate the cost of new 500 kV and above transmission facilities on a PJM-wide basis will reduce future transmission costs shifting to the JCP&L, Met-Ed and Penelec zones.

    New FERC Transmission Rate Design Filings

On August 1, 2007, a number of filings were made with the FERC by transmission owning utilities in the MISO and PJM footprint that could affect the transmission rates paid by FirstEnergy’s operating companies and FES.

FirstEnergy joined in a filing made by the MISO transmission owners that would maintain the existing “license plate” rates for transmission service within MISO provided over existing transmission facilities.  FirstEnergy also joined in a filing made by both the MISO and PJM transmission owners proposing to continue the elimination of transmission rates associated with service over existing transmission facilities between MISO and PJM.  If adopted by the FERC, these filings would not affect the rates charged to load-serving FirstEnergy affiliates for transmission service over existing transmission facilities.  In a related filing, MISO and MISO transmission owners requested that the current MISO pricing for new transmission facilities that spreads 20% of the cost of new 345 kV and higher transmission facilities across the entire MISO footprint be maintained (known as the RECB Process). Each of these filings was supported by the majority of transmission owners in either MISO or PJM, as applicable.

The Midwest Stand-Alone Transmission Companies made a filing under Section 205 of the Federal Power Act requesting that 100% of the cost of new qualifying 345 kV and higher transmission facilities be spread throughout the entire MISO footprint.  Further, Indianapolis Power and Light Company separately moved the FERC to reopen the record to address the cost allocation for the RECB Process.  If either proposal is adopted by the FERC, it could shift a greater portion of the cost of new 345 kV and higher transmission facilities to the FirstEnergy footprint in MISO, and increase the transmission rates paid by load-serving FirstEnergy affiliates in MISO.

On September 17, 2007, AEP filed a complaint under Sections 206 and 306 of the Federal Power Act seeking to have the entire transmission rate design and cost allocation methods used by MISO and PJM declared unjust, unreasonable, and unduly discriminatory, and to have FERC fix a uniform regional transmission rate design and cost allocation method for the entire MISO and PJM “SuperRegion” that regionalizes the cost of new and existing transmission facilities operated at voltages of 345 kV and above.  Lower voltage facilities would continue to be recovered in the host utility transmission rate zone through a license plate rate.  AEP requests a refund effective October 1, 2007, or alternatively, February 1, 2008.  The effect of this proposal, if adopted by FERC, would be to shift significant costs to the FirstEnergy zones in MISO and PJM.  FirstEnergy believes that most of these costs would ultimately be recoverable in retail rates. On October 12, 2007, BG&E filed a motion to dismiss AEP’s complaint. On October 16, 2007, the Organization of MISO States filed comments urging the FERC to dismiss AEP’s complaint. Interventions and protests to AEP’s complaint and answers to BG&E’s motion to dismiss were due October 29, 2007. FirstEnergy and other transmission owners filed protests to AEP’s complaint and support for BG&E’s motion to dismiss. AEP has asked for consolidation of its complaint with the cases above, and FirstEnergy expects it to be resolved on the same timeline as those cases.

Any increase in rates charged for transmission service to FirstEnergy affiliates is dependent upon the outcome of these proceedings at FERC.  All or some of these proceedings may be consolidated by the FERC and set for hearing.  The outcome of these cases cannot be predicted.  Any material adverse impact on FirstEnergy would depend upon the ability of the load-serving FirstEnergy affiliates to recover increased transmission costs in their retail rates.  FirstEnergy believes that current retail rate mechanisms in place for PLR service for the Ohio Companies and for Met-Ed and Penelec would permit them to pass through increased transmission charges in their retail rates.  Increased transmission charges in the JCP&L and Penn transmission zones would be the responsibility of competitive electric retail suppliers, including FES.

    MISO Ancillary Services Market and Balancing Area Consolidation Filing

MISO made a filing on September 14, 2007 to establish Ancillary Services markets for regulation, spinning and supplemental reserves to consolidate the existing 24 balancing areas within the MISO footprint, and to establish MISO as the NERC registered balancing authority for the region.  An effective date of June 1, 2008 was requested in the filing.

MISO’s previous filing to establish an Ancillary Services market was rejected without prejudice by FERC on June 22, 2007, subject to MISO making certain modifications in its filing. FirstEnergy believes that MISO’s September 14 filing generally addresses the FERC’s directives.  FirstEnergy supports the proposal to establish markets for Ancillary Services and consolidate existing balancing areas, but filed objections on specific aspects of the MISO proposal.  Interventions and protests to MISO’s filing were made with FERC on October 15, 2007.

    Order No. 890 on Open Access Transmission Tariffs

On February 16, 2007, the FERC issued a final rule (Order No. 890) that revises its decade-old open access transmission regulations and policies.  The FERC explained that the final rule is intended to strengthen non-discriminatory access to the transmission grid, facilitate FERC enforcement, and provide for a more open and coordinated transmission planning process.  The final rule became effective on May 14, 2007. MISO, PJM and ATSI will be filing revised tariffs to comply with the FERC’s order. MISO, PJM and ATSI submitted tariff filings to the FERC on October 11, 2007. As a market participant in both MISO and PJM, FirstEnergy will conform its business practices to each respective revised tariff.

Environmental Matters

FirstEnergy accrues environmental liabilities only when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. Unasserted claims are reflected in FirstEnergy’s determination of environmental liabilities and are accrued in the period that they become both probable and reasonably estimable.

Clean Air Act Compliance

FirstEnergy is required to meet federally-approved SO2 emissions regulations. Violations of such regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $32,500 for each day the unit is in violation. The EPA has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. FirstEnergy believes it is currently in compliance with this policy, but cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

The EPA Region 5 issued a Finding of Violation and NOV to the Bay Shore Power Plant dated June 15, 2006 alleging violations to various sections of the Clean Air Act. FirstEnergy has disputed those alleged violations based on its Clean Air Act permit, the Ohio SIP and other information provided at an August 2006 meeting with the EPA. The EPA has several enforcement options (administrative compliance order, administrative penalty order, and/or judicial, civil or criminal action) and has indicated that such option may depend on the time needed to achieve and demonstrate compliance with the rules alleged to have been violated. On June 5, 2007, the EPA requested another meeting to discuss “an appropriate compliance program” and a disagreement regarding the opacity limit applicable to the common stack for Bay Shore Units 2, 3 and 4.

FirstEnergy complies with SO2 reduction requirements under the Clean Air Act Amendments of 1990 by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or using emission allowances. NOX reductions required by the 1990 Amendments are being achieved through combustion controls and the generation of more electricity at lower-emitting plants. In September 1998, the EPA finalized regulations requiring additional NOX reductions at FirstEnergy's facilities. The EPA's NOX Transport Rule imposes uniform reductions of NOX emissions (an approximate 85% reduction in utility plant NOX emissions from projected 2007 emissions) across a region of nineteen states (including Michigan, New Jersey, Ohio and Pennsylvania) and the District of Columbia based on a conclusion that such NOX emissions are contributing significantly to ozone levels in the eastern United States. FirstEnergy believes its facilities are also complying with the NOX budgets established under SIPs through combustion controls and post-combustion controls, including Selective Catalytic Reduction and SNCR systems, and/or using emission allowances.

On May 22, 2007, FirstEnergy and FGCO received a notice letter, required 60 days prior to the filing of a citizen suit under the federal Clean Air Act, alleging violations of air pollution laws at the Mansfield Plant, including opacity limitations. Prior to the receipt of this notice, the Mansfield Plant was subject to a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection concerning opacity emissions under which efforts to achieve compliance with the applicable laws will continue. On October 16, 2007, PennFuture filed a complaint, joined by three of its members, in the United States District Court for the Western District of Pennsylvania. FirstEnergy is currently studying PennFuture’s complaint.

National Ambient Air Quality Standards

In July 1997, the EPA promulgated changes in the NAAQS for ozone and fine particulate matter. In March 2005, the EPA finalized the CAIR covering a total of 28 states (including Michigan, New Jersey, Ohio and Pennsylvania) and the District of Columbia based on proposed findings that air emissions from 28 eastern states and the District of Columbia significantly contribute to non-attainment of the NAAQS for fine particles and/or the "8-hour" ozone NAAQS in other states. CAIR allowed each affected state until 2006 to develop implementing regulations to achieve additional reductions of NOX and SO2 emissions in two phases (Phase I in 2009 for NOX, 2010 for SO2 and Phase II in 2015 for both NOX and SO2). FirstEnergy's Michigan, Ohio and Pennsylvania fossil generation facilities will be subject to caps on SO2 and NOX emissions, whereas its New Jersey fossil generation facility will be subject to only a cap on NOX emissions. According to the EPA, SO2 emissions will be reduced by 45% (from 2003 levels) by 2010 across the states covered by the rule, with reductions reaching 73% (from 2003 levels) by 2015, capping SO2 emissions in affected states to just 2.5 million tons annually. NOX emissions will be reduced by 53% (from 2003 levels) by 2009 across the states covered by the rule, with reductions reaching 61% (from 2003 levels) by 2015, achieving a regional NOX cap of 1.3 million tons annually. The future cost of compliance with these regulations may be substantial and will depend on how they are ultimately implemented by the states in which FirstEnergy operates affected facilities.

Mercury Emissions

In December 2000, the EPA announced it would proceed with the development of regulations regarding hazardous air pollutants from electric power plants, identifying mercury as the hazardous air pollutant of greatest concern. In March 2005, the EPA finalized the CAMR, which provides a cap-and-trade program to reduce mercury emissions from coal-fired power plants in two phases. Initially, mercury emissions will be capped nationally at 38 tons by 2010 (as a "co-benefit" from implementation of SO2 and NOX emission caps under the EPA's CAIR program). Phase II of the mercury cap-and-trade program will cap nationwide mercury emissions from coal-fired power plants at 15 tons per year by 2018. However, the final rules give states substantial discretion in developing rules to implement these programs. In addition, both the CAIR and the CAMR have been challenged in the United States Court of Appeals for the District of Columbia. FirstEnergy's future cost of compliance with these regulations may be substantial and will depend on how they are ultimately implemented by the states in which FirstEnergy operates affected facilities.

The model rules for both CAIR and CAMR contemplate an input-based methodology to allocate allowances to affected facilities. Under this approach, allowances would be allocated based on the amount of fuel consumed by the affected sources. FirstEnergy would prefer an output-based generation-neutral methodology in which allowances are allocated based on megawatts of power produced, allowing new and non-emitting generating facilities (including renewables and nuclear) to be entitled to their proportionate share of the allowances. Consequently, FirstEnergy will be disadvantaged if these model rules were implemented as proposed because FirstEnergy’s substantial reliance on non-emitting (largely nuclear) generation is not recognized under the input-based allocation.

Pennsylvania has submitted a new mercury rule for EPA approval that does not provide a cap-and-trade approach as in the CAMR, but rather follows a command-and-control approach imposing emission limits on individual sources. Pennsylvania’s mercury regulation would deprive FES of mercury emission allowances that were to be allocated to the Mansfield Plant under the CAMR and that would otherwise be available for achieving FirstEnergy system-wide compliance. It is anticipated that compliance with these regulations, if approved by the EPA and implemented, would not require the addition of mercury controls at the Mansfield Plant, FirstEnergy’s only coal-fired Pennsylvania power plant, until 2015, if at all.

W. H. Sammis Plant

In 1999 and 2000, the EPA issued NOV or compliance orders to nine utilities alleging violations of the Clean Air Act based on operation and maintenance of 44 power plants, including the W. H. Sammis Plant, which was owned at that time by OE and Penn, and is now owned by FGCO. In addition, the DOJ filed eight civil complaints against various investor-owned utilities, including a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio. These cases are referred to as the New Source Review, or NSR, cases.

On March 18, 2005, OE and Penn announced that they had reached a settlement with the EPA, the DOJ and three states (Connecticut, New Jersey and New York) that resolved all issues related to the Sammis NSR litigation. This settlement agreement, which is in the form of a consent decree, was approved by the court on July 11, 2005, and requires reductions of NOX and SO2 emissions at the Sammis, Burger, Eastlake and Mansfield coal-fired plants through the installation of pollution control devices and provides for stipulated penalties for failure to install and operate such pollution controls in accordance with that agreement. Consequently, if FirstEnergy fails to install such pollution control devices, for any reason, including, but not limited to, the failure of any third-party contractor to timely meet its delivery obligations for such devices, FirstEnergy could be exposed to penalties under the Sammis NSR Litigation consent decree. Capital expenditures necessary to complete requirements of the Sammis NSR Litigation settlement agreement are currently estimated to be $1.7 billion for 2007 through 2011 ($400 million of which is expected to be spent during 2007, with the largest portion of the remaining $1.3 billion expected to be spent in 2008 and 2009).

The Sammis NSR Litigation consent decree also requires FirstEnergy to spend up to $25 million toward environmentally beneficial projects, $14 million of which is satisfied by entering into 93 MW (or 23 MW if federal tax credits are not applicable) of wind energy purchased power agreements with a 20-year term. An initial 16 MW of the 93 MW consent decree obligation was satisfied during 2006.

Climate Change

In December 1997, delegates to the United Nations' climate summit in Japan adopted an agreement, the Kyoto Protocol, to address global warming by reducing the amount of man-made GHG emitted by developed countries by 5.2% from 1990 levels between 2008 and 2012. The United States signed the Kyoto Protocol in 1998 but it failed to receive the two-thirds vote required for ratification by the United States Senate. However, the Bush administration has committed the United States to a voluntary climate change strategy to reduce domestic GHG intensity – the ratio of emissions to economic output – by 18% through 2012. At the international level, efforts have begun to develop climate change agreements for post-2012 GHG reductions. The EPACT established a Committee on Climate Change Technology to coordinate federal climate change activities and promote the development and deployment of GHG reducing technologies.

At the federal level, members of Congress have introduced several bills seeking to reduce emissions of GHG in the United States.  State activities, primarily the northeastern states participating in the Regional Greenhouse Gas Initiative and western states led by California, have coordinated efforts to develop regional strategies to control emissions of certain GHGs.

On April 2, 2007, the United States Supreme Court found that the EPA has the authority to regulate CO2 emissions from automobiles as “air pollutants” under the Clean Air Act. Although this decision did not address CO2 emissions from electric generating plants, the EPA has similar authority under the Clean Air Act to regulate “air pollutants” from those and other facilities. Also on April 2, 2007, the United States Supreme Court ruled that changes in annual emissions (in tons/year) rather than changes in hourly emissions rate (in kilograms/hour) must be used to determine whether an emissions increase triggers NSR. Subsequently, the EPA proposed to change the NSR regulations, on May 8, 2007, to utilize changes in the hourly emission rate (in kilograms/hour) to determine whether an emissions increase triggers NSR.

FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions could require significant capital and other expenditures. The CO2 emissions per KWH of electricity generated by FirstEnergy is lower than many regional competitors due to its diversified generation sources, which include low or non-CO2 emitting gas-fired and nuclear generators.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to FirstEnergy's plants. In addition, Ohio, New Jersey and Pennsylvania have water quality standards applicable to FirstEnergy's operations. As provided in the Clean Water Act, authority to grant federal National Pollutant Discharge Elimination System water discharge permits can be assumed by a state. Ohio, New Jersey and Pennsylvania have assumed such authority.

On September 7, 2004, the EPA established new performance standards under Section 316(b) of the Clean Water Act for reducing impacts on fish and shellfish from cooling water intake structures at certain existing large electric generating plants. The regulations call for reductions in impingement mortality, when aquatic organisms are pinned against screens or other parts of a cooling water intake system, and entrainment, which occurs when aquatic life is drawn into a facility's cooling water system. On January 26, 2007, the federal Court of Appeals for the Second Circuit remanded portions of the rulemaking dealing with impingement mortality and entrainment back to EPA for further rulemaking and eliminated the restoration option from EPA’s regulations. On July 9, 2007, the EPA suspended this rule, noting that until further rulemaking occurs, permitting authorities should continue the existing practice of applying their best professional judgment (BPJ) to minimize impacts on fish and shellfish from cooling water intake structures. FirstEnergy is evaluating various control options and their costs and effectiveness. Depending on the outcome of such studies, the EPA’s further rulemaking and any action taken by the states exercising BPJ, the future cost of compliance with these standards may require material capital expenditures.

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

Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities.  As of September 30, 2007, FirstEnergy had approximately $1.5 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley and Perry.  As part of the application to the NRC to transfer the ownership of these nuclear facilities to NGC in 2005, FirstEnergy agreed to contribute another $80 million to these trusts by 2010. Consistent with NRC guidance, utilizing a “real” rate of return on these funds of approximately 2% over inflation, these trusts are expected to exceed the minimum decommissioning funding requirements set by the NRC. Conservatively, these estimates do not include any rate of return that the trusts may earn over the 20-year plant useful life extensions that FirstEnergy plans to seek for these facilities.

The Companies have been named as PRPs at waste disposal sites, which may require cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all PRPs for a particular site are liable on a joint and several basis. Therefore, environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheet as of September 30, 2007, based on estimates of the total costs of cleanup, the Companies' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. In addition, JCP&L has accrued liabilities for environmental remediation of former manufactured gas plants in New Jersey; those costs are being recovered by JCP&L through a non-bypassable SBC. Total liabilities of approximately $89 million have been accrued through September 30, 2007.

Other Legal Proceedings

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy’s normal business operations pending against FirstEnergy and its subsidiaries. The other material items not otherwise discussed above are described below.

Power Outages and Related Litigation

In July 1999, the Mid-Atlantic States experienced a severe heat wave, which resulted in power outages throughout the service territories of many electric utilities, including JCP&L's territory. In an investigation into the causes of the outages and the reliability of the transmission and distribution systems of all four of New Jersey’s electric utilities, the NJBPU concluded that there was not a prima facie case demonstrating that, overall, JCP&L provided unsafe, inadequate or improper service to its customers. Two class action lawsuits (subsequently consolidated into a single proceeding) were filed in New Jersey Superior Court in July 1999 against JCP&L, GPU and other GPU companies, seeking compensatory and punitive damages arising from the July 1999 service interruptions in the JCP&L territory.

In August 2002, the trial court granted partial summary judgment to JCP&L and dismissed the plaintiffs' claims for consumer fraud, common law fraud, negligent misrepresentation, and strict product liability. In November 2003, the trial court granted JCP&L's motion to decertify the class and denied plaintiffs' motion to permit into evidence their class-wide damage model indicating damages in excess of $50 million. These class decertification and damage rulings were appealed to the Appellate Division. The Appellate Division issued a decision in July 2004, affirming the decertification of the originally certified class, but remanding for certification of a class limited to those customers directly impacted by the outages of JCP&L transformers in Red Bank, NJ, based on a common incident involving the failure of the bushings of two large transformers in the Red Bank substation resulting in planned and unplanned outages in the area during a 2-3 day period. In 2005, JCP&L renewed its motion to decertify the class based on a very limited number of class members who incurred damages and also filed a motion for summary judgment on the remaining plaintiffs’ claims for negligence, breach of contract and punitive damages. In July 2006, the New Jersey Superior Court dismissed the punitive damage claim and again decertified the class based on the fact that a vast majority of the class members did not suffer damages and those that did would be more appropriately addressed in individual actions. Plaintiffs appealed this ruling to the New Jersey Appellate Division which, in March 2007, reversed the decertification of the Red Bank class and remanded this matter back to the Trial Court to allow plaintiffs sufficient time to establish a damage model or individual proof of damages.  JCP&L filed a petition for allowance of an appeal of the Appellate Division ruling to the New Jersey Supreme Court which was denied in May 2007.  Proceedings are continuing in the Superior Court.  FirstEnergy is defending this class action but is unable to predict the outcome of this matter.  No liability has been accrued as of September 30, 2007.

On August 14, 2003, various states and parts of southern Canada experienced widespread power outages. The outages affected approximately 1.4 million customers in FirstEnergy's service area. The U.S. – Canada Power System Outage Task Force’s final report in April 2004 on the outages concluded, among other things, that the problems leading to the outages began in FirstEnergy’s Ohio service area. Specifically, the final report concluded, among other things, that the initiation of the August 14, 2003 power outages resulted from an alleged failure of both FirstEnergy and ECAR to assess and understand perceived inadequacies within the FirstEnergy system; inadequate situational awareness of the developing conditions; and a perceived failure to adequately manage tree growth in certain transmission rights of way. The Task Force also concluded that there was a failure of the interconnected grid's reliability organizations (MISO and PJM) to provide effective real-time diagnostic support. The final report is publicly available through the Department of Energy’s Web site (www.doe.gov). FirstEnergy believes that the final report does not provide a complete and comprehensive picture of the conditions that contributed to the August 14, 2003 power outages and that it does not adequately address the underlying causes of the outages. FirstEnergy remains convinced that the outages cannot be explained by events on any one utility's system. The final report contained 46 “recommendations to prevent or minimize the scope of future blackouts.” Forty-five of those recommendations related to broad industry or policy matters while one, including subparts, related to activities the Task Force recommended be undertaken by FirstEnergy, MISO, PJM, ECAR, and other parties to correct the causes of the August 14, 2003 power outages. FirstEnergy implemented several initiatives, both prior to and since the August 14, 2003 power outages, which were independently verified by NERC as complete in 2004 and were consistent with these and other recommendations and collectively enhance the reliability of its electric system. FirstEnergy’s implementation of these recommendations in 2004 included completion of the Task Force recommendations that were directed toward FirstEnergy. FirstEnergy is also proceeding with the implementation of the recommendations that were to be completed subsequent to 2004 and will continue to periodically assess the FERC-ordered Reliability Study recommendations for forecasted 2009 system conditions, recognizing revised load forecasts and other changing system conditions which may impact the recommendations. Thus far, implementation of the recommendations has not required, nor is expected to require, substantial investment in new or material upgrades to existing equipment. The FERC or other applicable government agencies and reliability coordinators may, however, take a different view as to recommended enhancements or may recommend additional enhancements in the future that could require additional material expenditures.

FirstEnergy companies also are defending four separate complaint cases before the PUCO relating to the August 14, 2003 power outages. Two of those cases were originally filed in Ohio State courts but were subsequently dismissed for lack of subject matter jurisdiction and further appeals were unsuccessful. In these cases the individual complainants—three in one case and four in the other—sought to represent others as part of a class action. The PUCO dismissed the class allegations, stating that its rules of practice do not provide for class action complaints. Two other pending PUCO complaint cases were filed by various insurance carriers either in their own name as subrogees or in the name of their insured. In each of these cases, the carrier seeks reimbursement from various FirstEnergy companies (and, in one case, from PJM, MISO and AEP, as well) for claims paid to insureds for damages allegedly arising as a result of the loss of power on August 14, 2003. A fifth case in which a carrier sought reimbursement for claims paid to insureds was voluntarily dismissed by the claimant in April 2007. A sixth case involving the claim of a non-customer seeking reimbursement for losses incurred when its store was burglarized on August 14, 2003 was dismissed. The four cases remaining were consolidated for hearing by the PUCO in an order dated March 7, 2006.  In that order the PUCO also limited the litigation to service-related claims by customers of the Ohio operating companies; dismissed FirstEnergy as a defendant; and ruled that the U.S.-Canada Power System Outage Task Force Report was not admissible into evidence. In response to a motion for rehearing filed by one of the claimants, the PUCO ruled on April 26, 2006 that the insurance company claimants, as insurers, may prosecute their claims in their name so long as they also identify the underlying insured entities and the Ohio utilities that provide their service. The PUCO denied all other motions for rehearing. The plaintiffs in each case have since filed amended complaints and the named FirstEnergy companies have answered and also have filed a motion to dismiss each action. On September 27, 2006, the PUCO dismissed certain parties and claims and otherwise ordered the complaints to go forward to hearing. The cases have been set for hearing on January 8, 2008.

FirstEnergy is defending these actions, but cannot predict the outcome of any of these proceedings or whether any further regulatory proceedings or legal actions may be initiated against the Companies. Although FirstEnergy is unable to predict the impact of these proceedings, if FirstEnergy or its subsidiaries were ultimately determined to have legal liability in connection with these proceedings, it could have a material adverse effect on FirstEnergy's or its subsidiaries' financial condition, results of operations and cash flows.

Nuclear Plant Matters

On May 14, 2007, the Office of Enforcement of the NRC issued a Demand for Information to FENOC following FENOC’s reply to an April 2, 2007 NRC request for information about two reports prepared by expert witnesses for an insurance arbitration related to Davis-Besse. The NRC indicated that this information was needed for the NRC “to determine whether an Order or other action should be taken pursuant to 10 CFR 2.202, to provide reasonable assurance that FENOC will continue to operate its licensed facilities in accordance with the terms of its licenses and the Commission’s regulations.” FENOC was directed to submit the information to the NRC within 30 days. On June 13, 2007, FENOC filed a response to the NRC’s Demand for Information reaffirming that it accepts full responsibility for the mistakes and omissions leading up to the damage to the reactor vessel head and that it remains committed to operating Davis-Besse and FirstEnergy’s other nuclear plants safely and responsibly. The NRC held a public meeting on June 27, 2007 with FENOC to discuss FENOC’s response to the Demand for Information. In follow-up discussions, FENOC was requested to provide supplemental information to clarify certain aspects of the Demand for Information response and provide additional details regarding plans to implement the commitments made therein. FENOC submitted this supplemental response to the NRC on July 16, 2007. On August 15, 2007, the NRC issued a confirmatory order imposing these commitments. FENOC must inform the NRC’s Office of Enforcement after it completes the key commitments embodied in the NRC’s order. FENOC’s compliance with these commitments is subject to future NRC review.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy's normal business operations pending against FirstEnergy and its subsidiaries. The other potentially material items not otherwise discussed above are described below.

On August 22, 2005, a class action complaint was filed against OE in Jefferson County, Ohio Common Pleas Court, seeking compensatory and punitive damages to be determined at trial based on claims of negligence and eight other tort counts alleging damages from W.H. Sammis Plant air emissions. The two named plaintiffs are also seeking injunctive relief to eliminate harmful emissions and repair property damage and the institution of a medical monitoring program for class members. On April 5, 2007, the Court rejected the plaintiffs’ request to certify this case as a class action and, accordingly, did not appoint the plaintiffs as class representatives or their counsel as class counsel. On July 30, 2007, plaintiffs’ counsel voluntarily withdrew their request for reconsideration of the April 5, 2007 Court order denying class certification and the Court heard oral argument on the plaintiffs’ motion to amend their complaint which OE has opposed. On August 2, 2007, the Court denied the plaintiffs’ motion to amend their complaint. The plaintiffs have appealed the Court’s denial of the motion for certification as a class action and motion to amend their complaint.

JCP&L's bargaining unit employees filed a grievance challenging JCP&L's 2002 call-out procedure that required bargaining unit employees to respond to emergency power outages. On May 20, 2004, an arbitration panel concluded that the call-out procedure violated the parties' collective bargaining agreement. At the conclusion of the June 1, 2005 hearing, the arbitration panel decided not to hear testimony on damages and closed the proceedings. On September 9, 2005, the arbitration panel issued an opinion to award approximately $16 million to the bargaining unit employees. On February 6, 2006, a federal district court granted a union motion to dismiss, as premature, a JCP&L appeal of the award filed on October 18, 2005. The arbitration panel provided additional rulings regarding damages during a September 2007 hearing and it is anticipated that he will issue a final order in late 2007. JCP&L intends to re-file an appeal again in federal district court once the damages associated with this case are identified at an individual employee level. JCP&L recognized a liability for the potential $16 million award in 2005.

If it were ultimately determined that FirstEnergy or its subsidiaries have legal liability or are otherwise made subject to liability based on the above matters, it could have a material adverse effect on FirstEnergy's or its subsidiaries' financial condition, results of operations and cash flows.

NEW ACCOUNTING STANDARDS AND INTERPRETATIONS

SFAS 157 – “Fair Value Measurements”

In September 2006, the FASB issued SFAS 157 that establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This Statement addresses the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. The key changes to current practice are: (1) the definition of fair value which focuses on an exit price rather than entry price; (2) the methods used to measure fair value such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions and credit standing; and (3) the expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. FirstEnergy is currently evaluating the impact of this Statement on its financial statements.

SFAS 159 – “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”

In February 2007, the FASB issued SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value.  This Statement requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings.  The Standard also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  This guidance does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. FirstEnergy is currently evaluating the impact of this Statement on its financial statements.

EITF 06-11 – “Accounting for Income Tax Benefits of Dividends or Share-based Payment Awards”

In June 2007, the FASB released EITF 06-11, which provides guidance on the appropriate accounting for income tax benefits related to dividends earned on nonvested share units that are charged to retained earnings under SFAS 123(R).  The consensus requires that an entity recognize the realized tax benefit associated with the dividends on nonvested shares as an increase to APIC. This amount should be included in the APIC pool, which is to be used when an entity’s estimate of forfeitures increases or actual forfeitures exceed its estimates, at which time the tax benefits in the APIC pool would be reclassified to the income statement.  The consensus is effective for income tax benefits of dividends declared during fiscal years beginning after December 15, 2007.  EITF 06-11 is not expected to have a material effect on FirstEnergy’s financial statements.

FSP FIN 39-1 – “Amendment of FASB Interpretation No. 39”

In April 2007, the FASB issued Staff Position (FSP) FIN 39-1, which permits an entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement as the derivative instruments.  This FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted. The effects of applying the guidance in this FSP should be recognized as a retrospective change in accounting principle for all financial statements presented. FirstEnergy is currently evaluating the impact of this FSP on its financial statements but it is not expected to have a material impact.

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)

REVENUES:
Electric sales to affiliates	$805,372	$762,106	$2,209,743	$1,997,096
Other	365,536	347,474	1,048,189	1,063,026
Total revenues	1,170,908	1,109,580	3,257,932	3,060,122

EXPENSES:
Fuel	301,786	315,521	804,201	844,913
Purchased power from non-affiliates	228,755	173,620	577,831	477,249
Purchased power from affiliates	62,508	55,647	209,576	188,698
Other operating expenses	235,033	198,716	731,774	774,767
Provision for depreciation	48,500	46,894	145,030	135,414
General taxes	22,242	17,609	64,870	55,550
Total expenses	898,824	808,007	2,533,282	2,476,591

OPERATING INCOME	272,084	301,573	724,650	583,531

OTHER INCOME (EXPENSE):
Miscellaneous income	12,655	27,662	47,756	44,843
Interest expense to affiliates	(9,641)	(41,416)	(61,904)	(122,664)
Interest expense - other	(31,794)	(7,914)	(70,845)	(17,880)
Capitalized interest	5,131	2,389	12,763	8,698
Total other expense	(23,649)	(19,279)	(72,230)	(87,003)

INCOME BEFORE INCOME TAXES	248,435	282,294	652,420	496,528

INCOME TAXES	93,671	106,175	243,736	184,572

NET INCOME	154,764	176,119	408,684	311,956

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(1,360)	-	(4,080)	-
Unrealized gain (loss) on derivative hedges	4,863	(6,257)	9,451	(6,376)
Change in unrealized gain on available for sale securities	21,263	20,945	80,053	29,266
Other comprehensive income	24,766	14,688	85,424	22,890
Income tax expense related to other
comprehensive income	8,915	5,453	30,474	8,548
Other comprehensive income, net of tax	15,851	9,235	54,950	14,342

TOTAL COMPREHENSIVE INCOME	$170,615	$185,354	$463,634	$326,298

The preceding Notes to Consolidated Financial Statements as they relate to FirstEnergy Solutions Corp. are an integral part of these statements.

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2007	2006
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2	$2
Receivables-
Customers (less accumulated provisions of $8,007,000 and $7,938,000,
respectively, for uncollectible accounts)	144,443	129,843
Associated companies	285,462	235,532
Other (less accumulated provisions of $9,000 and $5,593,000,
respectively, for uncollectible accounts)	5,416	4,085
Notes receivable from associated companies	242,612	752,919
Materials and supplies, at average cost	441,066	460,239
Prepayments and other	83,825	57,546
	1,202,826	1,640,166
PROPERTY, PLANT AND EQUIPMENT:
In service	8,183,578	8,355,344
Less - Accumulated provision for depreciation	3,852,896	3,818,268
	4,330,682	4,537,076
Construction work in progress	596,879	339,886
	4,927,561	4,876,962
OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	1,342,083	1,238,272
Long-term notes receivable from associated companies	62,900	62,900
Other	39,964	72,509
	1,444,947	1,373,681
DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income taxes	240,182	-
Goodwill	24,248	24,248
Property taxes	44,111	44,111
Pension assets	9,449	-
Other	70,638	39,839
	388,628	108,198
	$7,963,962	$7,999,007
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$1,469,721	$1,469,660
Short-term borrowings-
Associated companies	237,070	1,022,197
Accounts payable-
Associated companies	432,695	556,049
Other	177,820	136,631
Accrued taxes	537,060	113,231
Other	163,239	100,941
	3,017,605	3,398,709
CAPITALIZATION:
Common stockholder's equity-
Common stock, without par value, authorized 750 shares-
7 and 8 shares outstanding, respectively	1,163,934	1,050,302
Accumulated other comprehensive income	166,673	111,723
Retained earnings	1,038,412	697,338
Total common stockholder's equity	2,369,019	1,859,363
Long-term debt	505,196	1,614,222
	2,874,215	3,473,585
NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	1,068,769	-
Accumulated deferred income taxes	-	121,449
Accumulated deferred investment tax credits	62,275	65,751
Asset retirement obligation	797,357	760,228
Retirement benefits	53,505	103,027
Property taxes	44,433	44,433
Other	45,803	31,825
	2,072,142	1,126,713
COMMITMENTS AND CONTINGENCIES (Note 10)
	$7,963,962	$7,999,007

The preceding Notes to Consolidated Financial Statements as they related to FirstEnergy Solutions Corp. are an integral part of these balance sheets.

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$408,684	$311,956
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	145,030	135,414
Nuclear fuel and lease amortization	75,102	66,360
Deferred income taxes and investment tax credits, net	(381,042)	47,188
Investment impairment	14,296	-
Accrued compensation and retirement benefits	3,414	13,704
Commodity derivative transactions, net	4,913	46,500
Gain on asset sales	(12,105)	(35,973)
Cash collateral, net	(19,798)	20,643
Pension trust contribution	(64,020)	-
Decrease (increase) in operating assets:
Receivables	(30,172)	(46,063)
Materials and supplies	48,123	(1,683)
Prepayments and other current assets	(5,118)	211
Increase (decrease) in operating liabilities:
Accounts payable	(108,949)	(162,502)
Accrued taxes	424,100	77,524
Accrued interest	14,355	2,431
Other	(36,498)	(17,605)
Net cash provided from operating activities	480,315	458,105

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	-	251,945
Equity contributions from parent	710,468	-
Short-term borrowings, net	-	66,817
Redemptions and Repayments-
Common stock	(600,000)	-
Long-term debt	(1,110,174)	(253,240)
Short-term borrowings, net	(785,127)	-
Common stock dividend payments	(67,000)	-
Net cash provided from (used for) financing activities	(1,851,833)	65,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(482,907)	(427,298)
Proceeds from asset sales	12,990	20,437
Proceeds from sale and leaseback transaction	1,328,919	-
Sales of investment securities held in trusts	521,535	886,863
Purchases of investment securities held in trusts	(521,535)	(886,863)
Loan repayments from (loans to) associated companies, net	510,307	(88,292)
Other	2,209	(28,474)
Net cash provided from (used for) investing activities	1,371,518	(523,627)

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	2	2
Cash and cash equivalents at end of period	$2	$2

The preceding Notes to Consolidated Financial Statements as they relate to FirstEnergy Solutions Corp. are an integral part of these statements.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of FirstEnergy Solutions Corp.:

We have reviewed the accompanying consolidated balance sheet of FirstEnergy Solutions Corp. and its subsidiaries as of September 30, 2007 and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2007 and 2006 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, capitalization, common stockholder’s equity, and cash flows for the year then ended (not presented herein), and in our report (which contained references to the Company’s change in its method of accounting for defined benefit pension and other postretirement benefit plans as of December 31, 2006 as discussed in Note 3 to those consolidated financial statements) dated April 11, 2007,except as to Note 12, which is as of August 6, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Cleveland, Ohio
October 31, 2007

FIRSTENERGY SOLUTIONS CORP.

MANAGEMENT’S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS

FES is a wholly owned subsidiary of FirstEnergy. FES provides energy-related products and services primarily in Ohio, Pennsylvania, Michigan and Maryland, and through its subsidiaries, FGCO and NGC, owns or leases and operates FirstEnergy’s fossil and hydroelectric generation facilities and owns FirstEnergy’s nuclear generation facilities, respectively. FENOC, a wholly owned subsidiary of FirstEnergy, operates and maintains the nuclear generating facilities.

FES’ revenues are primarily from the sale of electricity (provided from FES’ generating facilities and through purchased power arrangements) to affiliated utility companies to meet all or a portion of their PLR requirements. These affiliated power sales include a full-requirements PSA with OE, CEI and TE to supply each of their PLR obligations through 2008, at prices that take into consideration their respective PUCO authorized billing rates. FES also has a partial requirements wholesale power sales agreement with its affiliates, Met-Ed and Penelec, to supply a portion of each of their respective PLR obligations at fixed prices through 2010. The fixed prices under the partial requirements agreement are expected to remain below wholesale market prices during the term of the agreement. FES also supplies the majority of the PLR requirements of Penn at market-based rates as a result of a competitive solicitation conducted by Penn. FES’ existing contractual obligations to Penn expire on May 31, 2008, but could continue if FES successfully bids in future competitive solicitations. FES’ revenues also include competitive retail and wholesale sales to non-affiliated customers in Ohio, Pennsylvania, Maryland and Michigan.

Results of Operations

In the first nine months of 2007, net income increased to $409 million from $312 million in the first nine months of 2006. The increase in net income was primarily due to higher revenues and lower fuel and other operating expenses, partially offset by higher purchased power costs.

Revenues

Revenues increased by $198 million in the first nine months of 2007 compared to the same period in 2006 due to increases in revenues from non-affiliated retail generation sales and affiliated wholesale sales, partially offset by lower non-affiliated wholesale sales. Retail generation sales revenues increased as a result of higher unit prices and increased KWH sales. Higher unit prices primarily reflected higher generation rates in the MISO and PJM markets where FES is an alternative supplier. Increased KWH sales to FES’ commercial and industrial customers during the first nine months of 2007 were partially offset by a decrease in sales to residential customers returning to FES’ Ohio utility affiliates for their generation requirements. Affiliated wholesale revenues were higher as a result of increased sales and higher unit prices for sales to the Ohio Companies.

Non-affiliated wholesale revenues decreased as a result of lower generation available for the non-affiliated market due to increased affiliated company power sales requirements under the Ohio Companies’ full-requirements PSA and the partial-requirements power sales agreement with Met-Ed and Penelec.

The increase in sales to the Ohio Companies was due to their higher retail generation sales requirements. Higher unit prices resulted from the provision of the full-requirements PSA under which PSA rates reflect the increase in the Ohio Companies’ retail generation rates. The higher sales to the Pennsylvania Companies were due to increased Met-Ed and Penelec generation sales requirements. These increases were partially offset by lower sales to Penn as a result of the implementation of its competitive solicitation process in 2007.

Transmission revenue decreased $25 million due to reduced retail load in the MISO market, lower transmission rates and reduced financial transmission rights auction revenue.

Changes in revenues in the first nine months of 2007 from the same period of 2006 are summarized below:

	Nine Months Ended
	Sept 30,		Increase
Revenues by Type of Service	2007	2006	(Decrease)
	(In millions)
Non-Affiliated Generation Sales:
Retail	$547	$445	$102
Wholesale	425	509	(84)
Total Non-Affiliated Generation Sales	972	954	18
Affiliated Generation Sales	2,210	1,997	213
Transmission	71	96	(25)
Other	5	13	(8)
Total Revenues	$3,258	$3,060	$198

The following tables summarize the price and volume factors contributing to changes in revenues from non-affiliated and affiliated sales in the first nine months of 2007 compared to the same period last year:

Increase
Source of Change in Non-Affiliated Generation Revenues	(Decrease)
(In millions)
Retail:
Effect of 12% increase in sales volumes	$52
Change in prices	50
102
Wholesale:
Effect of 26% decrease in sales volumes	(131)
Change in prices	47
(84)
Net Increase in Non-Affiliated Generation Revenues	$18

Source of Change in Affiliated Generation Revenues	Increase
(In millions)
Ohio Companies:
Effect of 4% increase in sales volumes	$56
Change in prices	89
145
Pennsylvania Companies:
Effect of 12% increase in sales volumes	54
Change in prices	14
68
Net Increase in Affiliated Generation Revenues	$213

Expenses

Total expenses increased by $57 million in the first nine months of 2007 compared with the same period of 2006. The following table summarizes the factors contributing to the changes in fuel and purchased power costs in the first nine months of 2007 from the same period last year:

Source of Change in Fuel and Purchased Power	Increase (Decrease)
(In millions)
Nuclear Fuel:
Change due to increased unit costs	$3
Change due to volume consumed	5
8
Fossil Fuel:
Change due to decreased unit costs	(4)
Change due to volume consumed	(45)
(49)
Purchased Power:
Change due to increased unit costs	51
Change due to volume purchased	71
122
Net Increase in Fuel and Purchased Power Costs	$81

Fossil fuel costs decreased $49 million in the first nine months of 2007 primarily as a result of reduced coal and emission allowance costs. Coal costs were lower due to a $14 million inventory adjustment as a result of an interim physical inventory and $23 million from reduced coal consumption reflecting lower generation as a result of planned maintenance outages at Sammis Units 6 and 7 and Eastlake Unit 5 and forced outage at Mansfield Unit 1.

The lower fossil fuel costs were partially offset by higher nuclear fuel costs of $8 million. Higher nuclear fuel costs were due to higher unit costs and increased nuclear generation in the first nine months of 2007 as compared to the same period of 2006.

Purchased power costs increased as a result of increased volumes purchased and higher unit prices. Volumes purchased in the first nine months of 2007 increased by 10.6% due to the outages at the Sammis, Eastlake, Mansfield and Perry plants.  Other operating expenses decreased by $43 million in the first nine months of 2007 from the same period of 2006 primarily due to lower nuclear operating costs as a result of fewer outages in 2007 compared to 2006 and reduced employee benefit costs.

Depreciation expense increased by $10 million in the first nine months of 2007 primarily due to fossil and nuclear property additions subsequent to the third quarter of 2006.

General taxes increased by $9 million in the first nine months of 2007 compared to the same period of 2006 as a result of higher property taxes and gross receipts taxes.

Other Expense

Other expense decreased by $15 million in the first nine months of 2007 from the same periods of 2006 primarily as a result of lower interest expense. Lower interest expense reflected the repayment of GAT-related notes to associated companies, partially offset by the issuance of lower-cost pollution control debt subsequent to October 1, 2006.

Legal Proceedings

See the “Regulatory Matters,” “Environmental Matters” and “Other Legal Proceedings” sections within the Combined Management’s Discussion and Analysis of Registrant Subsidiaries for discussion of legal proceedings applicable to FES.

New Accounting Standards and Interpretations

See the “New Accounting Standards and Interpretations” section within the Combined Management’s Discussion and Analysis of Registrant Subsidiaries for discussion of new accounting standards and interpretations applicable to FES.

OHIO EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

STATEMENTS OF INCOME	(In thousands)

REVENUES:
Electric sales	$638,336	$642,294	$1,802,110	$1,745,699
Excise tax collections	30,472	31,379	89,077	87,269
Total revenues	668,808	673,673	1,891,187	1,832,968

EXPENSES:
Fuel	2,821	2,954	8,148	8,726
Purchased power	364,709	395,560	1,037,200	971,613
Nuclear operating costs	41,783	44,995	130,951	129,585
Other operating costs	100,265	108,362	285,871	290,776
Provision for depreciation	19,482	18,399	57,440	53,962
Amortization of regulatory assets	53,026	49,717	144,569	147,022
Deferral of new regulatory assets	(41,417)	(44,962)	(132,410)	(123,285)
General taxes	46,158	47,826	141,296	137,652
Total expenses	586,827	622,851	1,673,065	1,616,051

OPERATING INCOME	81,981	50,822	218,122	216,917

OTHER INCOME (EXPENSE):
Investment income	19,827	32,993	67,803	98,853
Miscellaneous income	670	1,639	3,362	835
Interest expense	(20,311)	(24,597)	(62,749)	(60,195)
Capitalized interest	136	698	398	1,832
Subsidiary's preferred stock dividend requirements	-	(156)	-	(467)
Total other income	322	10,577	8,814	40,858

INCOME BEFORE INCOME TAXES	82,303	61,399	226,936	257,775

INCOME TAXES	34,089	17,902	79,074	91,239

NET INCOME	48,214	43,497	147,862	166,536

PREFERRED STOCK DIVIDEND REQUIREMENTS AND
REDEMPTION PREMIUM	-	51	-	4,297

EARNINGS ON COMMON STOCK	$48,214	$43,446	$147,862	$162,239

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME	$48,214	$43,497	$147,862	$166,536

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirment benefits	(3,423)	-	(10,270)	-
Change in unrealized gain on available for sale securities	2,442	3,795	7,415	5,467
Other comprehensive income (loss)	(981)	3,795	(2,855)	5,467
Income tax expense (benefit) related to other
comprehensive income	(573)	1,369	(1,688)	1,972
Other comprehensive income (loss), net of tax	(408)	2,426	(1,167)	3,495

TOTAL COMPREHENSIVE INCOME	$47,806	$45,923	$146,695	$170,031

The preceding Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.

OHIO EDISON COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2007	2006
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$727	$712
Receivables-
Customers (less accumulated provisions of $8,518,000 and $15,033,000,
respectively, for uncollectible accounts)	271,680	234,781
Associated companies	167,686	141,084
Other (less accumulated provisions of $5,548,000 and $1,985,000,
respectively, for uncollectible accounts)	20,093	13,496
Notes receivable from associated companies	626,841	458,647
Prepayments and other	17,148	13,606
	1,104,175	862,326
UTILITY PLANT:
In service	2,722,468	2,632,207
Less - Accumulated provision for depreciation	1,053,942	1,021,918
	1,668,526	1,610,289
Construction work in progress	42,494	42,016
	1,711,020	1,652,305
OTHER PROPERTY AND INVESTMENTS:
Long-term notes receivable from associated companies	365,767	1,219,325
Investment in lease obligation bonds	274,077	291,393
Nuclear plant decommissioning trusts	128,168	118,209
Other	36,756	38,160
	804,768	1,667,087
DEFERRED CHARGES AND OTHER ASSETS:
Regulatory assets	717,311	741,564
Pension assets	106,682	68,420
Property taxes	60,080	60,080
Unamortized sale and leaseback costs	46,384	50,136
Other	44,457	18,696
	974,914	938,896
	$4,594,877	$5,120,614
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$442,264	$159,852
Short-term borrowings-
Associated companies	-	113,987
Other	52,609	3,097
Accounts payable-
Associated companies	200,104	115,252
Other	17,766	13,068
Accrued taxes	141,516	187,306
Accrued interest	17,435	24,712
Other	101,543	64,519
	973,237	681,793
CAPITALIZATION:
Common stockholder's equity-
Common stock, without par value, authorized 175,000,000 shares -
60 and 80 shares outstanding, respectively	1,220,173	1,708,441
Accumulated other comprehensive income	2,041	3,208
Retained earnings	257,870	260,736
Total common stockholder's equity	1,480,084	1,972,385
Long-term debt and other long-term obligations	836,430	1,118,576
	2,316,514	3,090,961
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	676,784	674,288
Accumulated deferred investment tax credits	17,856	20,532
Asset retirement obligations	92,157	88,223
Retirement benefits	159,096	167,379
Deferred revenues - electric service programs	59,255	86,710
Other	299,978	310,728
	1,305,126	1,347,860
COMMITMENTS AND CONTINGENCIES (Note 10)
	$4,594,877	$5,120,614

The preceding Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these balance sheets.

OHIO EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$147,862	$166,536
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	57,440	53,962
Amortization of regulatory assets	144,569	147,022
Deferral of new regulatory assets	(132,410)	(123,285)
Amortization of lease costs	28,567	28,600
Deferred income taxes and investment tax credits, net	(29,155)	(27,850)
Accrued compensation and retirement benefits	(34,572)	2,985
Pension trust contribution	(20,261)	-
Decrease (increase) in operating assets-
Receivables	(70,098)	26,198
Prepayments and other current assets	(3,542)	(4,172)
Increase (decrease) in operating liabilities-
Accounts payable	89,550	(24,937)
Accrued taxes	(37,355)	(27,826)
Accrued interest	(7,277)	12,839
Electric service prepayment programs	(27,455)	(24,975)
Other	7,260	2,570
Net cash provided from operating activities	113,123	207,667

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	-	592,763
Equity contributions from parent	11,621	-
Redemptions and Repayments-
Common stock	(500,000)	(500,000)
Preferred stock	-	(63,893)
Long-term debt	(1,190)	(138,085)
Short-term borrowings, net	(64,475)	(177,595)
Dividend Payments-
Common stock	(150,000)	(73,000)
Preferred stock	-	(1,369)
Net cash used for financing activities	(704,044)	(361,179)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(109,461)	(94,278)
Sales of investment securities held in trusts	31,624	32,826
Purchases of investment securities held in trusts	(33,586)	(34,209)
Loan repayments from associated companies, net	685,364	148,199
Cash investments	17,316	93,900
Other	(321)	6,848
Net cash provided from investing activities	590,936	153,286

Net increase (decrease) in cash and cash equivalents	15	(226)
Cash and cash equivalents at beginning of period	712	929
Cash and cash equivalents at end of period	$727	$703

The preceding Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of Ohio Edison Company:

We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company and its subsidiaries as of September 30, 2007 and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2007 and 2006 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, capitalization, common stockholder’s equity, preferred stock, cash flows and taxes for the year then ended (not presented herein), and in our report (which contained references to the Company’s change in its method of accounting for defined benefit pension and other postretirement benefit plans as of December 31, 2006,  and conditional asset retirement obligations as of December 31, 2005 as discussed in Note 3, Note 2(G) and Note 11 to the consolidated financial statements) dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Cleveland, Ohio
October 31, 2007

OHIO EDISON COMPANY

MANAGEMENT’S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS

OE is a wholly owned electric utility subsidiary of FirstEnergy. OE and its wholly owned subsidiary, Penn, conduct business in portions of Ohio and Pennsylvania, providing regulated electric distribution services. OE also provides generation services to those customers electing to retain OE as their power supplier. OE’s power supply requirements are provided by FES – an affiliated company.

Results of Operations

In the first nine months of 2007, earnings on common stock decreased to $148 million from $162 million in the same period of 2006. The decrease in earnings primarily resulted from higher purchased power costs and lower other income, partially offset by higher electric sales revenues.

Revenues

Revenues increased by $58 million or 3.2% in the first nine months of 2007 compared with the same period in 2006, primarily due to a $65 million increase in retail generation revenues, partially offset by decreases in revenues from distribution throughput of $16 million.

Higher retail generation revenues from residential customers reflected increased sales volume and the impact of higher average unit prices. Weather conditions in the  first nine months of 2007 compared to the same period in 2006 contributed to the higher KWH sales to residential customers (heating degree days increased 11.5% and 8.4% and cooling degree days increased by 26.9% and 25.2% in OE’s and Penn’s service territories, respectively). Commercial retail generation revenues increased primarily due to higher average unit prices, partially offset by reduced KWH sales. Average prices increased due to the higher generation prices that were effective in January 2007 under Penn’s competitive RFP process. Retail generation revenues from the industrial sector decreased primarily due to an increase in customer shopping in Penn’s service territory in the first nine months of 2007 as compared to the same period in 2006. The percentage of shopping customers increased to 27.7 percent in the first nine months of 2007 from 15.8 percent in the first nine months of 2006.

Changes in retail generation sales and revenues in the first nine months of 2007 from the corresponding period of 2006 are summarized in the following tables:

Retail Generation KWH Sales	Increase (Decrease)

Residential	7.4%
Commercial	(1.4)%
Industrial	(16.0)%
Net Decrease in Generation Sales	(3.7)%

Retail Generation Revenues	Increase (Decrease)
(In millions)
Residential	$80
Commercial	23
Industrial	(38)
Net Increase in Generation Revenues	$65

A small increase in distribution revenues from residential customers was more than offset by decreases in distribution revenues from commercial and industrial customers. The increase from residential customers reflected higher deliveries due to the favorable weather conditions described above in the first nine months of 2007 as compared to the same period in 2006, partially offset by lower composite unit prices. Reduced distribution revenues from commercial customers in the first nine months of 2007 resulted from lower unit prices, partially offset by increased KWH deliveries. Distribution revenues from industrial customers decreased in the first nine months of 2007 as a result of lower unit prices and reduced KWH deliveries.

Changes in distribution KWH deliveries and revenues in the first nine months of 2007 from the corresponding period of 2006 are summarized in the following tables.

Distribution KWH Deliveries	Increase (Decrease)

Residential	5.8%
Commercial	3.3%
Industrial	(2.2)%
Net Increase in Distribution Deliveries	2.2%

Distribution Revenues	Increase (Decrease)
(In millions)
Residential	$2
Commercial	(5)
Industrial	(13)
Net Decrease in Distribution Revenues	$(16)

Expenses

Total expenses increased by $57 million in the first nine months of 2007 from the same period of 2006. The following table presents changes from the prior year by expense category.

Expenses – Changes	Increase (Decrease)
(In millions)
Purchased power costs	$65
Nuclear operating costs	1
Other operating costs	(5)
Provision for depreciation	3
Amortization of regulatory assets	(2)
Deferral of new regulatory assets	(9)
General taxes	4
Net Increase in Expenses	$57

Higher purchased power costs in the first nine months of 2007 primarily reflected higher unit prices under Penn’s competitive RFP process and OE’s PSA with FES. The decrease in other operating costs for the first nine months of 2007 was primarily due to lower employee benefit expenses, partially offset by higher transmission expenses related to MISO operations. Higher depreciation expense in the first nine months of 2007 reflected capital additions subsequent to the third quarter of 2006. The increase in the deferral of new regulatory assets for the first nine months of 2007 was primarily due to increases in MISO cost deferrals and RCP distribution cost deferrals, partially offset by lower RCP fuel cost deferrals. General taxes were higher in the first nine months of 2007 as compared to the same period last year as a result of higher real and personal property taxes and KWH excise taxes.

Other Income

Other income decreased $32 million in the first nine months of 2007 as compared with the same period of 2006 primarily due to reductions in interest income on notes receivable resulting from principal payments from associated companies since the third quarter of 2006. Higher interest expense also contributed to the decrease in other income in the first nine months of 2007, with interest expense associated with OE’s issuance of $600 million of long-term debt in June 2006 being partially offset by debt redemptions since the third quarter of 2006.

Legal Proceedings

See the “Regulatory Matters,” “Environmental Matters” and “Other Legal Proceedings” sections within the Combined Management’s Discussion and Analysis of Registrant Subsidiaries for discussion of other legal proceedings applicable to OE.

New Accounting Standards and Interpretations

See the “New Accounting Standards and Interpretations” section within the Combined Management’s Discussion and Analysis of Registrant Subsidiaries for discussion of new accounting standards and interpretations applicable to OE.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2007	2006	2007	2006
	(In thousands)

REVENUES:
Electric sales	$510,577	$497,336	$1,366,396	$1,304,525
Excise tax collections	18,514	18,587	53,009	51,579
Total revenues	529,091	515,923	1,419,405	1,356,104

EXPENSES:
Fuel	12,160	12,748	39,683	39,724
Purchased power	216,194	229,779	575,520	531,490
Other operating costs	85,114	81,510	243,140	222,841
Provision for depreciation	18,913	17,524	56,094	45,775
Amortization of regulatory assets	42,077	38,826	110,253	99,832
Deferral of new regulatory assets	(37,692)	(39,060)	(114,708)	(101,283)
General taxes	37,930	34,228	110,922	100,808
Total expenses	374,696	375,555	1,020,904	939,187

OPERATING INCOME	154,395	140,368	398,501	416,917

OTHER INCOME (EXPENSE):
Investment income	13,805	24,715	47,816	76,325
Miscellaneous income (expense)	(760)	813	3,197	6,209
Interest expense	(34,423)	(34,774)	(107,430)	(104,140)
Capitalized interest	309	836	655	2,346
Total other expense	(21,069)	(8,410)	(55,762)	(19,260)

INCOME BEFORE INCOME TAXES	133,326	131,958	342,739	397,657

INCOME TAXES	54,610	48,496	131,525	150,730

NET INCOME	78,716	83,462	211,214	246,927

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefits	1,202	-	3,607	-
Income tax expense related to other comprehensive income	356	-	1,068	-
Other comprehensive income, net of tax	846	-	2,539	-

TOTAL COMPREHENSIVE INCOME	$79,562	$83,462	$213,753	$246,927

The preceding Notes to Consolidated Financial Statements as they relate to The Cleveland Electric Illuminating Company are an integral part of these statements.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2007	2006
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$234	$221
Receivables-
Customers (less accumulated provisions of $8,057,000 and $6,783,000
respectively, for uncollectible accounts)	304,608	245,193
Associated companies	53,564	249,735
Other	21,331	14,240
Notes receivable from associated companies	41,054	27,191
Prepayments and other	1,510	2,314
	422,301	538,894
UTILITY PLANT:
In service	2,199,913	2,136,766
Less - Accumulated provision for depreciation	844,600	819,633
	1,355,313	1,317,133
Construction work in progress	55,382	46,385
	1,410,695	1,363,518
OTHER PROPERTY AND INVESTMENTS:
Long-term notes receivable from associated companies	265,660	486,634
Investment in lessor notes	463,433	519,611
Other	10,302	13,426
	739,395	1,019,671
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	1,688,521	1,688,521
Regulatory assets	855,618	854,588
Pension assets	16,791	-
Property taxes	65,000	65,000
Other	42,993	33,306
	2,668,923	2,641,415
	$5,241,314	$5,563,498
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$266,271	$120,569
Short-term borrowings-
Associated companies	73,459	218,134
Other	100,000	-
Accounts payable-
Associated companies	237,072	365,678
Other	6,194	7,194
Accrued taxes	132,941	128,829
Accrued interest	41,393	19,033
Lease market valuation liability	58,750	60,200
Other	44,931	52,101
	961,011	971,738

CAPITALIZATION:
Common stockholder's equity-
Common stock, without par value, authorized 105,000,000 shares -
67,930,743 shares outstanding	873,037	860,133
Accumulated other comprehensive loss	(101,892)	(104,431)
Retained earnings	620,155	713,201
Total common stockholder's equity	1,391,300	1,468,903
Long-term debt and other long-term obligations	1,670,898	1,805,871
	3,062,198	3,274,774
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	461,410	470,707
Accumulated deferred investment tax credits	18,994	20,277
Lease market valuation liability	491,085	547,800
Retirement benefits	110,620	122,862
Deferred revenues - electric service programs	34,768	51,588
Other	101,228	103,752
	1,218,105	1,316,986
COMMITMENTS AND CONTINGENCIES (Note 10)
	$5,241,314	$5,563,498

The preceding Notes to Consolidated Financial Statements as they relate to The Cleveland Electric Illuminating Company are an integral part of these balance sheets.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$211,214	$246,927
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	56,094	45,775
Amortization of regulatory assets	110,253	99,832
Deferral of new regulatory assets	(114,708)	(101,283)
Deferred rents and lease market valuation liability	(46,327)	(55,166)
Deferred income taxes and investment tax credits, net	(40,964)	(9,513)
Accrued compensation and retirement benefits	2,575	2,681
Pension trust contribution	(24,800)	-
Decrease (increase) in operating assets-
Receivables	140,359	189
Prepayments and other current assets	661	(387)
Increase (decrease) in operating liabilities-
Accounts payable	(143,210)	29,681
Accrued taxes	4,545	(14,588)
Accrued interest	22,360	12,427
Electric service prepayment programs	(16,819)	(13,623)
Other	2,996	(5,270)
Net cash provided from operating activities	164,229	237,682

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	247,424	-
Equity contributions from parent	12,756	-
Redemptions and Repayments-
Long-term debt	(223,555)	(118,295)
Short-term borrowings, net	(59,328)	(58,819)
Dividend Payments-
Common stock	(304,000)	(118,000)
Net cash used for financing activities	(326,703)	(295,114)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(100,583)	(89,771)
Loan repayments from (loans to) associated companies, net	(13,863)	108,034
Collection of principal on long-term notes receivable	220,974	-
Redemption of lessor notes	56,177	44,553
Other	(218)	(5,368)
Net cash provided from investing activities	162,487	57,448

Net increase in cash and cash equivalents	13	16
Cash and cash equivalents at beginning of period	221	207
Cash and cash equivalents at end of period	$234	$223

The preceding Notes to Consolidated Financial Statements as they relate to The Cleveland Electric Illuminating Company are an integral part of these statements.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of The Cleveland Electric Illuminating Company:

We have reviewed the accompanying consolidated balance sheet of The Cleveland Electric Illuminating Company and its subsidiaries as of September 30, 2007 and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2007 and 2006 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, capitalization, common stockholder’s equity, preferred stock, cash flows and taxes for the year then ended (not presented herein), and in our report (which contained references to the Company’s change in its method of accounting for defined benefit pension and other postretirement benefit plans as of December 31, 2006, and conditional asset retirement obligations as of December 31, 2005, as discussed in Note 3, Note 2(G) and Note 11 to those consolidated financial statements) dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Cleveland, Ohio
October 31, 2007

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

MANAGEMENT’S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS

CEI is a wholly owned, electric utility subsidiary of FirstEnergy. CEI conducts business in northeastern Ohio, providing regulated electric distribution services. CEI also provides generation services to those customers electing to retain CEI as their power supplier. CEI’s power supply requirements are primarily provided by FES – an affiliated company.

Results of Operations

Net income in the first nine months of 2007 decreased to $211 million from $247 million in the same period of 2006. The decrease resulted primarily from higher purchased power costs and other operating costs, partially offset by higher revenues.

Revenues

Revenues increased by $63 million or 5% in the first nine months of 2007 compared to the same period of 2006 primarily due to higher retail generation and wholesale revenues.  Retail generation revenues increased by $38 million due to increased KWH sales and higher composite unit prices for all customer classes.  More weather-related usage in the first nine months of 2007 compared to the same period of 2006 primarily contributed to the increased KWH sales in the residential and commercial sectors (cooling degree days increased 19% and heating degree days increased 15% from the same period in 2006).  Increased KWH sales in the industrial sector reflected a slight decrease in customer shopping.

Wholesale generation revenues increased by $17 million in the first nine months of 2007 compared to the corresponding period of 2006.  The increase was primarily due to higher unit prices for PSA sales. CEI sells power from its leasehold interests in the Bruce Mansfield plant to FGCO.

Increases in retail generation sales and revenues in the first nine months of 2007 compared to the corresponding period of 2006 are summarized in the following tables:

Retail Generation KWH Sales	Increase

Residential	4.3%
Commercial	6.0%
Industrial	1.2%
Increase in Retail Generation Sales	3.2%

Retail Generation Revenues	Increase
(In millions)
Residential	$9
Commercial	15
Industrial	14
Increase in Generation Revenues	$38

Revenues from distribution throughput increased by $5 million in the first nine months of 2007 compared to the same period of 2006 primarily due to increased KWH deliveries to all customer classes, partially offset by lower composite unit prices for the industrial sector. Increased KWH deliveries were primarily a result of the weather in 2007 as described above.

Changes in distribution KWH deliveries and revenues in the first nine months of 2007 compared to the corresponding period of 2006 are summarized in the following tables.

Distribution KWH Deliveries	Increase

Residential	4.5%
Commercial	3.7%
Industrial	0.7%
Increase in Distribution Deliveries	2.5%

Distribution Revenues	Increase (Decrease)
(In millions)
Residential	$6
Commercial	6
Industrial	(7)
Net Increase in Distribution Revenues	$5

Expenses

Total expenses increased by $82 million in the first nine months of 2007 compared to the same period of 2006. The following table presents the change from the prior year by expense category:

Expenses - Changes	Increase (Decrease)
(in millions)
Purchased power costs	$44
Other operating costs	20
Provision for depreciation	10
Amortization of regulatory assets	11
Deferral of new regulatory assets	(13)
General taxes	10
Net Increase in Expenses	$82

Higher purchased power costs in the first nine months of 2007 compared to the corresponding period of 2006 primarily reflect higher unit prices associated with the PSA with FES and an increase in purchased power to meet CEI’s higher retail generation sales requirements. Higher other operating costs in the first nine months of 2007 compared to the same period of 2006 reflect increases in MISO transmission related expenses due to increased transmission volumes. The increased depreciation in the first nine months of 2007 is primarily due to property additions since the third quarter of 2006 and the absence of a credit adjustment in the second quarter of 2006 that related to prior periods ($6.5 million pre-tax, $4 million net of tax).

The increased amortization of regulatory assets in the first nine months of 2007 compared to the corresponding period of 2006 was due to increased transition cost amortization reflecting the higher KWH sales discussed above.  The increase in the deferral of new regulatory assets in the first nine months of 2007 reflect a higher level of MISO costs that were deferred in excess of transmission revenues recognized and increased distribution cost deferrals under CEI’s RCP. General taxes were higher in the first nine months of 2007 compared to the same period of 2006 primarily as a result of higher real and personal property taxes.

Other Expense

Other expense increased by $37 million in the first nine months of 2007 compared to the corresponding period of 2006 primarily due to lower investment income on associated company notes receivable in 2007. CEI received principal repayments from FGCO and NGC subsequent to the third quarter of 2006 on notes receivable related to the generation asset transfers.

Legal Proceedings

See the “Regulatory Matters,” “Environmental Matters” and “Other Legal Proceedings” sections within the Combined Management’s Discussion and Analysis of Registrant Subsidiaries for discussion of legal proceedings applicable to CEI.

New Accounting Standards and Interpretations

See the “New Accounting Standards and Interpretations” section within the Combined Management’s Discussion and Analysis of Registrant Subsidiaries for discussion of new accounting standards and interpretations applicable to CEI.

THE TOLEDO EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
STATEMENTS OF INCOME	(In thousands)

REVENUES:
Electric sales	$261,736	$254,979	$728,429	$684,992
Excise tax collections	7,926	7,858	22,026	21,420
Total revenues	269,662	262,837	750,455	706,412

EXPENSES:
Fuel	8,784	9,399	29,392	28,799
Purchased power	112,502	112,389	304,947	268,468
Nuclear operating costs	17,705	19,252	53,272	54,450
Other operating costs	47,212	44,253	136,297	124,396
Provision for depreciation	9,231	8,386	27,475	24,723
Amortization of regulatory assets	30,460	27,336	79,284	73,909
Deferral of new regulatory assets	(15,645)	(15,340)	(47,373)	(43,186)
General taxes	11,912	13,406	38,646	38,590
Total expenses	222,161	219,081	621,940	570,149

OPERATING INCOME	47,501	43,756	128,515	136,263

OTHER INCOME (EXPENSE):
Investment income	6,721	9,724	21,255	28,449
Miscellaneous expense	(2,153)	(1,933)	(7,309)	(6,543)
Interest expense	(8,786)	(4,940)	(25,205)	(13,614)
Capitalized interest	220	277	467	835
Total other income (expense)	(3,998)	3,128	(10,792)	9,127

INCOME BEFORE INCOME TAXES	43,503	46,884	117,723	145,390

INCOME TAXES	18,435	17,706	44,924	54,834

NET INCOME	25,068	29,178	72,799	90,556

PREFERRED STOCK DIVIDEND REQUIREMENTS	-	1,161	-	3,597

EARNINGS ON COMMON STOCK	$25,068	$28,017	$72,799	$86,959

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME	$25,068	$29,178	$72,799	$90,556

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefits	574	-	1,720	-
Change in unrealized gain on available for sale securities	1,946	1,379	1,656	432
Other comprehensive income	2,520	1,379	3,376	432
Income tax expense related to other
comprehensive income	902	498	1,193	156
Other comprehensive income, net of tax	1,618	881	2,183	276

TOTAL COMPREHENSIVE INCOME	$26,686	$30,059	$74,982	$90,832

The preceding Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.

THE TOLEDO EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2007	2006
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20	$22
Receivables-
Customers	335	772
Associated companies	31,180	13,940
Other (less accumulated provisions of $518,000 and $430,000,
respectively, for uncollectible accounts)	3,600	3,831
Notes receivable from associated companies	79,188	100,545
Prepayments and other	627	851
	114,950	119,961
UTILITY PLANT:
In service	913,191	894,888
Less - Accumulated provision for depreciation	406,949	394,225
	506,242	500,663
Construction work in progress	26,665	16,479
	532,907	517,142
OTHER PROPERTY AND INVESTMENTS:
Investment in lessor notes	154,674	169,493
Long-term notes receivable from associated companies	92,700	128,858
Nuclear plant decommissioning trusts	64,598	61,094
Other	1,778	1,871
	313,750	361,316
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	500,576	500,576
Regulatory assets	214,896	247,595
Pension assets	5,962	-
Property taxes	22,010	22,010
Other	29,427	30,042
	772,871	800,223
	$1,734,478	$1,798,642
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$55,134	$30,000
Accounts payable-
Associated companies	103,250	84,884
Other	4,043	4,021
Notes payable to associated companies	190,758	153,567
Accrued taxes	52,865	47,318
Lease market valuation liability	23,655	24,600
Other	32,906	37,551
	462,611	381,941
CAPITALIZATION:
Common stockholder's equity-
Common stock, $5 par value, authorized 60,000,000 shares -
29,402,054 shares outstanding	147,010	147,010
Other paid-in capital	172,949	166,786
Accumulated other comprehensive loss	(34,621)	(36,804)
Retained earnings	157,139	204,423
Total common stockholder's equity	442,477	481,415
Long-term debt	303,220	358,281
	745,697	839,696
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	141,813	161,024
Accumulated deferred investment tax credits	10,389	11,014
Lease market valuation liability	192,774	218,800
Retirement benefits	77,275	77,843
Asset retirement obligations	27,899	26,543
Deferred revenues - electric service programs	15,896	23,546
Other	60,124	58,235
	526,170	577,005
COMMITMENTS AND CONTINGENCIES (Note 10)
	$1,734,478	$1,798,642

The preceding Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these balance sheets.

THE TOLEDO EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,799	$90,556
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	27,475	24,723
Amortization of regulatory assets	79,284	73,909
Deferral of new regulatory assets	(47,373)	(43,186)
Deferred rents and lease market valuation liability	(23,551)	(27,114)
Deferred income taxes and investment tax credits, net	(32,530)	(28,603)
Accrued compensation and retirement benefits	3,493	2,766
Pension trust contribution	(7,659)	-
Decrease (increase) in operating assets-
Receivables	(13,368)	(25,069)
Prepayments and other current assets	224	(75)
Increase (decrease) in operating liabilities-
Accounts payable	9,515	1,102
Accrued taxes	7,463	3,458
Accrued interest	3,444	(709)
Electric service prepayment programs	(7,650)	(6,744)
Other	1,953	1,716
Net cash provided from operating activities	73,519	66,730

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	37,191	113,886
Equity contribution from parent	6,125	-
Redemptions and Repayments-
Preferred stock	-	(30,000)
Long-term debt	(30,014)	(53,650)
Dividend Payments-
Common stock	(120,000)	(50,000)
Preferred stock	-	(3,597)
Net cash used for financing activities	(106,698)	(23,361)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(41,573)	(45,661)
Loan repayments from (loans to) associated companies, net	21,438	(61,549)
Collection of principal on long-term notes receivable	36,077	53,766
Redemption of lessor notes	14,819	9,275
Sales of investment securities held in trusts	39,260	50,255
Purchases of investment securities held in trusts	(39,557)	(50,433)
Other	2,713	983
Net cash provided from (used for) investing activities	33,177	(43,364)

Net increase (decrease) in cash and cash equivalents	(2)	5
Cash and cash equivalents at beginning of period	22	15
Cash and cash equivalents at end of period	$20	$20

The preceding Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of The Toledo Edison Company:

We have reviewed the accompanying consolidated balance sheet of The Toledo Edison Company and its subsidiary as of September 30, 2007 and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2007 and 2006 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, capitalization, common stockholder’s equity, preferred stock, cash flows and taxes for the year then ended (not presented herein), and in our report (which contained references to the Company’s change in its method of accounting for defined benefit pension and other postretirement benefit plans as of December 31, 2006 as discussed in Note 3 to those consolidated financial statements) dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Cleveland, Ohio
October 31, 2007

THE TOLEDO EDISON COMPANY

MANAGEMENT’S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS

TE is a wholly owned electric utility subsidiary of FirstEnergy. TE conducts business in northwestern Ohio, providing regulated electric distribution services. TE also provides generation services to those customers electing to retain TE as their power supplier. TE’s power supply requirements are provided by FES – an affiliated company.

Results of Operations

Earnings on common stock in the first nine months of 2007 decreased to $73 million from $87 million in the same period of 2006. The decrease resulted primarily from higher purchased power and other operating costs and increased interest expense, partially offset by higher electric sales revenues.

Revenues

Revenues increased $44 million or 6.2% in the first nine months of 2007 compared to the same period of 2006 primarily due to increases in retail generation revenues ($24 million), wholesale generation revenues ($11 million) and distribution revenues ($6 million). Retail generation revenues increased in the first nine months of 2007 due to higher average prices and increased sales volume across all customer classes compared to the same period of 2006. Average prices increased primarily due to higher composite unit prices for retail generation shopping customers returning to TE. The increase in sales volume also reflects increased weather-related usage in the first nine months of 2007 (heating and cooling degree days increased 15.2% and 7.2%, respectively, from the same period of 2006).

The increase in wholesale revenues resulted primarily from increased KWH sales to associated companies and higher unit prices. TE sells KWH from its leasehold interests in Beaver Valley Unit 2 and the Bruce Mansfield Plant to CEI and FGCO, respectively.

Increases in retail electric generation KWH sales and revenues in the first nine months of 2007 from the same period of 2006 are summarized in the following tables.

Retail Generation KWH Sales	Increase

Residential	8.0%
Commercial	3.1%
Industrial	1.0%
Increase in Retail Generation Sales	3.1%

Retail Generation Revenues	Increase
(In millions)
Residential	$8
Commercial	4
Industrial	12
Increase in Retail Generation Revenues	$24

Revenues from distribution throughput increased by $6 million in the first nine months of 2007 compared to the same period in 2006 due to higher KWH deliveries to all customer sectors, partially offset by lower average unit prices for industrial customers. The higher KWH deliveries to residential and commercial customers in the first nine months of 2007 reflected the weather impacts described above.

Changes in distribution KWH deliveries and revenues in the first nine months of 2007 from the same period of 2006 are summarized in the following tables.

Distribution KWH Deliveries	Increase

Residential	5.5%
Commercial	2.6%
Industrial	1.1%
Increase in Distribution Deliveries	2.5%

Distribution Revenues	Increase (Decrease)
(In millions)
Residential	$7
Commercial	3
Industrial	(4)
Net Increase in Distribution Revenues	$6

Expenses

Total expenses increased $52 million in the first nine months of 2007 from the same period of 2006. The following table presents changes from the prior year by expense category:

Expenses – Changes	Increase (Decrease)
(In millions)
Purchased power costs	$37
Nuclear operating costs	(1)
Other operating costs	12
Provision for depreciation	3
Amortization of regulatory assets	5
Deferral of new regulatory assets	(4)
Net increase in expenses	$52

Higher purchased power costs in the first nine months of 2007 compared to the same period of 2006 reflected higher unit prices associated with the PSA with FES and an increase in KWH purchases to meet the higher retail generation sales requirements. Other operating costs were higher due to an $11 million increase in MISO network transmission expenses in the first nine months of 2007. Depreciation expense was higher due to an increase in depreciable property, reflecting plant additions since the third quarter of 2006. Higher amortization of regulatory assets was due to increased amortization of transition cost deferrals ($3 million) and MISO transmission deferrals ($2 million). The change in the deferral of new regulatory assets was primarily due to increased deferrals for MISO transmission expenses ($7 million) and RCP distribution costs ($4 million), partially offset by lower RCP fuel cost deferrals ($5 million).

Other Expense

Other expense increased $20 million in the first nine months of 2007 compared to the same period of 2006 primarily due to lower investment income and higher interest expense. The decrease in investment income resulted primarily from the principal repayments since the third quarter of 2006 on notes receivable from associated companies. The higher interest expense is principally associated with new long-term debt issued in November 2006.

Legal Proceedings

See the “Regulatory Matters,” “Environmental Matters” and “Other Legal Proceedings” sections within the Combined Management’s Discussion and Analysis of Registrant Subsidiaries for discussion of legal proceedings applicable to TE.

New Accounting Standards and Interpretations

See the “New Accounting Standards and Interpretations” section within the Combined Management’s Discussion and Analysis of Registrant Subsidiaries for discussion of new accounting standards and interpretations applicable to TE.

JERSEY CENTRAL POWER & LIGHT COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
STATEMENTS OF INCOME	(In thousands)

REVENUES:
Electric sales	$1,018,049	$895,389	$2,457,146	$2,059,499
Excise tax collections	15,168	15,679	39,849	38,845
Total revenues	1,033,217	911,068	2,496,995	2,098,344

EXPENSES:
Purchased power	654,418	546,125	1,505,420	1,204,880
Other operating costs	87,010	90,578	236,225	245,711
Provision for depreciation	22,032	21,099	63,867	62,553
Amortization of regulatory assets	107,837	78,052	296,955	210,323
General taxes	18,631	19,187	51,183	49,691
Total expenses	889,928	755,041	2,153,650	1,773,158

OPERATING INCOME	143,289	156,027	343,345	325,186

OTHER INCOME (EXPENSE):
Miscellaneous income	2,967	2,091	9,266	8,162
Interest expense	(24,666)	(21,437)	(71,576)	(62,420)
Capitalized interest	483	1,004	1,559	2,933
Total other expense	(21,216)	(18,342)	(60,751)	(51,325)

INCOME BEFORE INCOME TAXES	122,073	137,685	282,594	273,861

INCOME TAXES	46,275	58,316	118,637	120,506

NET INCOME	75,798	79,369	163,957	153,355

PREFERRED STOCK DIVIDEND REQUIREMENTS	-	917	-	1,167

EARNINGS ON COMMON STOCK	$75,798	$78,452	$163,957	$152,188

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME	$75,798	$79,369	$163,957	$153,355

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(2,114)	-	(6,344)	-
Unrealized gain on derivative hedges	69	100	235	207
Other comprehensive income (loss)	(2,045)	100	(6,109)	207
Income tax expense (benefit) related to other
comprehensive income	(994)	41	(2,973)	84
Other comprehensive income (loss), net of tax	(1,051)	59	(3,136)	123

TOTAL COMPREHENSIVE INCOME	$74,747	$79,428	$160,821	$153,478

The preceding Notes to Consolidated Financial Statements as they relate to Jersey Central Power & Light Company are an integral part of these statements.

JERSEY CENTRAL POWER & LIGHT COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2007	2006
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77	$41
Receivables-
Customers (less accumulated provisions of $4,821,000 and $3,524,000,
respectively, for uncollectible accounts)	396,700	254,046
Associated companies	369	11,574
Other (less accumulated provisions of $718,000 and $204,000,
respectively, for uncollectible accounts)	62,235	40,023
Notes receivable - associated companies	22,734	24,456
Materials and supplies, at average cost	1,915	2,043
Prepaid taxes	41,670	13,333
Other	14,080	18,076
	539,780	363,592
UTILITY PLANT:
In service	4,122,325	4,029,070
Less - Accumulated provision for depreciation	1,490,846	1,473,159
	2,631,479	2,555,911
Construction work in progress	84,199	78,728
	2,715,678	2,634,639
OTHER PROPERTY AND INVESTMENTS:
Nuclear fuel disposal trust	172,278	171,045
Nuclear plant decommissioning trusts	177,217	164,108
Other	2,075	2,047
	351,570	337,200
DEFERRED CHARGES AND OTHER ASSETS:
Regulatory assets	1,757,516	2,152,332
Goodwill	1,826,190	1,962,361
Pension assets	43,183	14,660
Other	15,124	17,781
	3,642,013	4,147,134
	$7,249,041	$7,482,565
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$26,680	$32,683
Short-term borrowings-
Associated companies	155,395	186,540
Accounts payable-
Associated companies	22,399	80,426
Other	211,788	160,359
Accrued taxes	25,793	1,451
Accrued interest	27,520	14,458
Cash collateral from suppliers	68	32,311
Other	85,746	96,139
	555,389	604,367
CAPITALIZATION:
Common stockholder's equity-
Common stock, $10 par value, authorized 16,000,000 shares-
14,421,637 and 15,009,335 shares outstanding, respectively	144,216	150,093
Other paid-in capital	2,657,775	2,908,279
Accumulated other comprehensive loss	(47,390)	(44,254)
Retained earnings	266,342	145,480
Total common stockholder's equity	3,020,943	3,159,598
Long-term debt and other long-term obligations	1,568,296	1,320,341
	4,589,239	4,479,939
NONCURRENT LIABILITIES:
Power purchase contract loss liability	872,305	1,182,108
Accumulated deferred income taxes	762,782	803,944
Nuclear fuel disposal costs	190,524	183,533
Asset retirement obligations	88,334	84,446
Other	190,468	144,228
	2,104,413	2,398,259
COMMITMENTS AND CONTINGENCIES (Note 10)
	$7,249,041	$7,482,565

The preceding Notes to Consolidated Financial Statements as they relate to Jersey Central Power & Light Company are an integral part of these balance sheets.

JERSEY CENTRAL POWER & LIGHT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$163,957	$153,355
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	63,867	62,553
Amortization of regulatory assets	296,955	210,323
Deferred purchased power and other costs	(157,201)	(213,621)
Deferred income taxes and investment tax credits, net	(23,786)	25,217
Accrued compensation and retirement benefits	(17,543)	(4,196)
Cash collateral returned to suppliers	(32,243)	(108,926)
Pension trust contribution	(17,800)	-
Decrease (increase) in operating assets-
Receivables	(153,660)	(50,337)
Materials and supplies	127	86
Prepaid taxes	(28,337)	(29,923)
Other current assets	2,079	(2,118)
Increase (decrease) in operating liabilities-
Accounts payable	(6,598)	(8,131)
Accrued taxes	29,318	(16,992)
Accrued interest	13,062	16,296
Tax collections payable	(12,478)	(10,316)
Other	(7,440)	(4,814)
Net cash provided from operating activities	112,279	18,456

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	549,999	382,400
Equity contribution from parent	4,636	-
Redemptions and Repayments-
Long-term debt	(324,256)	(162,157)
Short-term borrowings, net	(31,145)	(44,162)
Common stock	(125,000)	-
Preferred stock	-	(13,461)
Dividend Payments-
Common stock	(43,000)	(45,000)
Preferred stock	-	(354)
Net cash provided from financing activities	31,234	117,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(144,668)	(123,540)
Loan repayments from (loans to) associated companies, net	1,722	(8,638)
Sales of investment securities held in trusts	169,649	169,676
Purchases of investment securities held in trusts	(171,820)	(171,847)
Other	1,640	(1,417)
Net cash used for investing activities	(143,477)	(135,766)

Net increase (decrease) in cash and cash equivalents	36	(44)
Cash and cash equivalents at beginning of period	41	102
Cash and cash equivalents at end of period	$77	$58

The preceding Notes to Consolidated Financial Statements as they relate to Jersey Central Power & Light Company are an integral part of these statements.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of Jersey Central Power & Light Company:

We have reviewed the accompanying consolidated balance sheet of Jersey Central Power & Light Company and its subsidiaries as of September 30, 2007 and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2007 and 2006 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, capitalization, common stockholder’s equity, preferred stock, cash flows and taxes for the year then ended (not presented herein), and in our report (which contained references to the Company’s change in its method of accounting for defined benefit pension and other postretirement benefit plans as of December 31, 2006, as discussed in Note 3 to those consolidated financial statements) dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Cleveland, Ohio
October 31, 2007

JERSEY CENTRAL POWER & LIGHT COMPANY

MANAGEMENT’S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS

JCP&L is a wholly owned, electric utility subsidiary of FirstEnergy. JCP&L conducts business in New Jersey, providing regulated electric transmission and distribution services. JCP&L also provides generation services to those customers electing to retain JCP&L as their power supplier.

Results of Operations

Earnings on common stock increased to $164 million in the first nine months of 2007 compared to $152 million for the same period in 2006. The increase was primarily due to higher revenues and lower other operating costs, partially offset by higher purchased power costs and increased amortization of regulatory assets.

Revenues

Revenues increased $399 million or 19% in the first nine months of 2007 compared with the same period of 2006. Retail and wholesale generation revenues increased by $250 million and $49 million, respectively, in the first nine months of 2007.

Retail generation revenues from all customer classes increased in the first nine months of 2007 compared to 2006 due to higher unit prices resulting from the BGS auctions effective June 1, 2006 and June 1, 2007 and higher retail generation KWH sales. Sales volume increased as a result of weather conditions in the first nine months of 2007 (heating degree days were 15.8% higher than the first nine months of 2006 and cooling degree days decreased slightly). Industrial generation KWH sales declined in the first nine months of 2007 from the same period in 2006 due to an increase in customer shopping.

Wholesale generation revenues increased $49 million in the first nine months of 2007 due to higher market prices, partially offset by a 3.0% decrease in sales volume compared with the first nine months of 2006.

Changes in retail generation KWH sales and revenues by customer class in the first nine months of 2007 compared to the same period of 2006 are summarized in the following table:

Retail Generation KWH Sales	Increase (Decrease)

Residential	2.3%
Commercial	1.6%
Industrial	(7.0)%
Net Increase in Generation Sales	1.6%

Retail Generation Revenues	Increase
(In millions)
Residential	$145
Commercial	100
Industrial	5
Increase in Generation Revenues	$250

Distribution revenues increased in the first nine months of 2007 compared to the same period of 2006 due to higher composite unit prices and increased KWH deliveries, reflecting the weather impacts described above. The higher unit prices resulted from an NUGC rate increase effective in December 2006.

Changes in distribution KWH deliveries and revenues in the first nine months of 2007 compared to the corresponding period of 2006 are summarized in the following tables.

Distribution KWH Deliveries	Increase

Residential	2.3%
Commercial	3.3%
Industrial	1.1%
Increase in Distribution Deliveries	2.6%

Distribution Revenues	Increase
(In millions)
Residential	$35
Commercial	38
Industrial	6
Increase in Distribution Revenues	$79

The higher revenues for the first nine months of 2007 also included $20 million of increased revenues resulting from the August 2006 securitization of deferred costs associated with JCP&L’s BGS supply.

Expenses

Total expenses increased by $380 million in the first nine months of 2007 as compared to the same period of 2006. The following table presents changes from the prior year by expense category:

Expenses - Changes	Increase (Decrease)
(In millions)
Purchased power costs	$300
Other operating costs	(9)
Provision for depreciation	1
Amortization of regulatory assets	87
General Taxes	1
Net increase in expenses	$380

The increase in purchased power costs primarily reflected higher unit prices resulting from the June 2006 and June 2007 BGS auctions. Other operating costs decreased $9 million in the first nine months of 2007 primarily due to lower employee benefit costs. Amortization of regulatory assets increased $87 million in the first nine months of 2007 due to higher cost recovery associated with the December 2006 NUGC rate increase.

Other Expenses

Other expenses increased $9 million in the first nine months of 2007 from the same period in 2006 primarily due to interest expense associated with JCP&L’s $550 million issuance of Senior Notes in May 2007.

Legal Proceedings

See the “Regulatory Matters,” “Environmental Matters” and “Other Legal Proceedings” sections within the Combined Management’s Discussion and Analysis of Registrant Subsidiaries for discussion of other legal proceedings applicable to JCP&L.

New Accounting Standards and Interpretations

See the “New Accounting Standards and Interpretations” section within the Combined Management’s Discussion and Analysis of Registrant Subsidiaries for discussion of new accounting standards and interpretations applicable to JCP&L.

METROPOLITAN EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)

REVENUES:
Electric sales	$391,083	$337,750	$1,087,460	$898,320
Gross receipts tax collections	19,524	18,431	55,146	51,293
Total revenues	410,607	356,181	1,142,606	949,613

EXPENSES:
Purchased power	209,842	184,508	584,249	487,465
Other operating costs	106,104	108,740	315,227	229,394
Provision for depreciation	11,154	10,197	31,969	31,390
Amortization of regulatory assets	36,853	33,560	101,965	89,277
Deferral of new regulatory assets	(19,151)	(44,213)	(93,772)	(89,794)
General taxes	21,986	21,362	63,208	60,578
Total expenses	366,788	314,154	1,002,846	808,310

OPERATING INCOME	43,819	42,027	139,760	141,303

OTHER INCOME (EXPENSE):
Interest income	7,239	8,053	22,740	25,767
Miscellaneous income	1,366	1,477	3,973	5,881
Interest expense	(13,291)	(12,291)	(38,471)	(35,546)
Capitalized interest	292	355	940	966
Total other expense	(4,394)	(2,406)	(10,818)	(2,932)

INCOME BEFORE INCOME TAXES	39,425	39,621	128,942	138,371

INCOME TAXES	14,737	14,631	53,145	55,390

NET INCOME	24,688	24,990	75,797	82,981

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(1,452)	-	(4,357)	-
Unrealized gain on derivative hedges	83	83	251	251
Other comprehensive income (loss)	(1,369)	83	(4,106)	251
Income tax expense (benefit) related to other
comprehensive income	(693)	34	(2,078)	104
Other comprehensive income (loss), net of tax	(676)	49	(2,028)	147

TOTAL COMPREHENSIVE INCOME	$24,012	$25,039	$73,769	$83,128

The preceding Notes to Consolidated Financial Statements as they relate to Metropolitan Edison Company are an integral part of these statements.

METROPOLITAN EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2007	2006
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$126	$130
Receivables-
Customers (less accumulated provisions of $4,740,000 and $4,153,000,
respectively, for uncollectible accounts)	154,622	127,084
Associated companies	23,728	3,604
Other	18,043	8,107
Notes receivable from associated companies	34,620	31,109
Prepaid taxes	5,755	13,533
Other	1,976	1,424
	238,870	184,991
UTILITY PLANT:
In service	1,976,453	1,920,563
Less - Accumulated provision for depreciation	755,018	739,719
	1,221,435	1,180,844
Construction work in progress	21,124	18,466
	1,242,559	1,199,310
OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	290,349	269,777
Other	1,360	1,362
	291,709	271,139
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	426,368	496,129
Regulatory assets	458,566	409,095
Pension assets	26,239	7,261
Other	38,653	46,354
	949,826	958,839
	$2,722,964	$2,614,279
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$-	$50,000
Short-term borrowings-
Associated companies	254,826	141,501
Other	80,000	-
Accounts payable-
Associated companies	24,807	100,232
Other	55,186	59,077
Accrued taxes	9,033	11,300
Accrued interest	7,343	7,496
Other	26,960	22,825
	458,155	392,431
CAPITALIZATION:
Common stockholder's equity-
Common stock, without par value, authorized 900,000 shares-
859,500 shares outstanding	1,207,634	1,276,075
Accumulated other comprehensive loss	(28,544)	(26,516)
Accumulated deficit	(158,873)	(234,620)
Total common stockholder's equity	1,020,217	1,014,939
Long-term debt and other long-term obligations	542,100	542,009
	1,562,317	1,556,948
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	393,169	387,456
Accumulated deferred investment tax credits	8,623	9,244
Nuclear fuel disposal costs	43,038	41,459
Asset retirement obligations	158,302	151,107
Retirement benefits	15,830	19,522
Other	83,530	56,112
	702,492	664,900
COMMITMENTS AND CONTINGENCIES (Note 10)
	$2,722,964	$2,614,279

The preceding Notes to Consolidated Financial Statements as they relate to Metropolitan Edison Company are an integral part of these balance sheets.

METROPOLITAN EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,797	$82,981
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	31,969	31,390
Amortization of regulatory assets	101,965	89,277
Deferred costs recoverable as regulatory assets	(53,276)	(53,406)
Deferral of new regulatory assets	(93,772)	(89,794)
Deferred income taxes and investment tax credits, net	20,514	27,895
Accrued compensation and retirement benefits	(14,404)	(6,007)
Cash collateral	1,650	(21,500)
Pension trust contribution	(11,012)	-
Decrease (increase) in operating assets-
Receivables	(57,599)	27,680
Prepayments and other current assets	7,227	(8,247)
Increase (decrease) in operating liabilities-
Accounts payable	(79,316)	(1,553)
Accrued taxes	1,787	(10,451)
Accrued interest	(153)	(308)
Other	5,436	(1,777)
Net cash provided from (used for) operating activities	(63,187)	66,180

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	193,324	116,624
Equity contribution from parent	1,237	-
Redemptions and Repayments-
Long-term debt	(50,000)	(100,000)
Dividend Payments-
Common Stock	-	(5,000)
Net cash provided from financing activities	144,561	11,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(74,812)	(65,332)
Sales of investment securities held in trusts	153,943	146,841
Purchases of investment securities held in trusts	(156,623)	(153,953)
Loans to associated companies, net	(3,511)	(4,853)
Other	(375)	(494)
Net cash used for investing activities	(81,378)	(77,791)

Net increase (decrease) in cash and cash equivalents	(4)	13
Cash and cash equivalents at beginning of period	130	120
Cash and cash equivalents at end of period	$126	$133

The preceding Notes to Consolidated Financial Statements as they relate to Metropolitan Edison Company are an integral part of these statements.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of Metropolitan Edison Company:

We have reviewed the accompanying consolidated balance sheet of Metropolitan Edison Company and its subsidiaries as of September 30, 2007 and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2007 and 2006 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, capitalization, common stockholder’s equity, preferred stock, cash flows and taxes for the year then ended (not presented herein), and in our report (which contained references to the Company’s change in its method of accounting for defined benefit pension and other postretirement benefit plans as of December 31, 2006, and conditional asset retirement obligations as of December 31, 2005, as discussed in Note 3, Note 2(G) and Note 9 to those consolidated financial statements) dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Cleveland, Ohio
October 31, 2007

METROPOLITAN EDISON COMPANY

MANAGEMENT’S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS

Met-Ed is a wholly owned, electric utility subsidiary of FirstEnergy. Met-Ed conducts business in eastern Pennsylvania, providing regulated electric transmission and distribution services. Met-Ed also provides generation service to those customers electing to retain Met-Ed as their power supplier.

Results of Operations

Net income for the first nine months of 2007 decreased to $76 million from $83 million in the first nine months of 2006. The decrease was primarily due to higher purchased power costs and other operating costs, partially offset by higher revenues.

Revenues

Revenues increased by $193 million, or 20.3%, in the first nine months of 2007 compared with the first nine months of 2006. This increase was primarily due to higher distribution revenues and wholesale generation revenues.

In the first nine months of 2007, retail generation revenues increased by $19 million primarily due to higher KWH sales in all customer sectors. The increase in retail generation revenues in the residential and commercial sectors primarily resulted from higher weather-related usage in the first nine months of 2007 as compared to the same period of 2006 (heating degree days increased by 17.1% and cooling degree days increased by 7.1%).

Increases in retail generation sales and revenues in the first nine months of 2007 compared to the same period of 2006 are summarized in the following tables:

Retail Generation KWH Sales	Increase

Residential	5.6%
Commercial	4.0%
Industrial	0.6%
Increase in Retail Generation Sales	3.6%

Retail Generation Revenues	Increase
(In millions)
Residential	$11
Commercial	8
Industrial	-
Increase in Retail Generation Revenues	$19

Wholesale revenues increased by $107 million in the first nine months of 2007 compared with the same period of 2006 due to Met-Ed selling additional available power into the PJM market beginning in January 2007.

Revenues from distribution throughput increased by $55 million in the first nine months of 2007 compared to the same period in 2006. The increase was due to higher KWH deliveries, reflecting the effect of the weather discussed above, and an increase in composite unit prices resulting from the January 2007 PPUC authorization to increase transmission rates, partially offset by a decrease in distribution rates.

Increases in distribution KWH deliveries and revenues in the first nine months of 2007 compared to the same period of 2006 are summarized in the following tables:

Distribution KWH Deliveries	Increase

Residential	5.6%
Commercial	4.0%
Industrial	0.2%
Increase in Distribution Deliveries	3.5%

Distribution Revenues	Increase
(In millions)
Residential	$38
Commercial	5
Industrial	12
Increase in Distribution Revenues	$55

PJM transmission revenues increased by $18 million in the first nine months of 2007 as a result of higher transmission volumes and additional PJM auction revenue rights, compared to the prior year period. Met-Ed defers the difference between revenue from its transmission rider and transmission costs incurred, resulting in no material effect to current period earnings.

Expenses

Total expenses increased by $195 million in the first nine months of 2007 compared to the same period of 2006. The following table presents changes from the prior year by expense category:

Expenses – Changes	Increase (Decrease)
(In millions)
Purchased power costs	$97
Other operating costs	86
Amortization of regulatory assets	13
Deferral of new regulatory assets	(4)
General taxes	3
Net increase in expenses	$195

Purchased power costs increased in the first nine months of 2007 by $97 million due to higher volumes purchased to source higher generation sales, combined with higher composite unit costs. Other operating costs increased in the first nine months of 2007 primarily due to higher congestion costs and other transmission expenses associated with the increased transmission volumes discussed above ($83 million) and increased expenses ($3 million) related to Met-Ed’s customer assistance programs.

Amortization of regulatory assets increased in the first nine months of 2007 primarily due to the recovery (through Met-Ed’s transmission rider discussed above) of certain transmission costs deferred in 2006 and the amortization of the Saxton nuclear research facility’s decommissioning costs as authorized by the PPUC in January 2007. The deferral of new regulatory assets increased in the first nine months of 2007 primarily due to the deferral of previously expensed Saxton decommissioning costs of $15 million (see Legal Proceedings), partially offset by lower PJM transmission deferrals.

In the first nine months of 2007, general taxes increased primarily due to higher gross receipts taxes.

On October 1, 2007, Met-Ed sold 100% of its interest in York Haven Power Company for $5 million. The sale is subject to regulatory accounting and will not have a material impact on Met-Ed’s earnings in the fourth quarter of 2007.

Legal Proceedings

See the “Regulatory Matters,” “Environmental Matters” and “Other Legal Proceedings” sections within the Combined Management’s Discussion and Analysis of Registrant Subsidiaries for discussion of legal proceedings applicable to Met-Ed.

New Accounting Standards and Interpretations

See the “New Accounting Standards and Interpretations” section within the Combined Management’s Discussion and Analysis of Registrant Subsidiaries for discussion of new accounting standards and interpretations applicable to Met-Ed.

PENNSYLVANIA ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
REVENUES:
Electric sales	$336,798	$287,633	$991,769	$813,860
Gross receipts tax collections	16,637	15,787	48,989	46,311
Total revenues	353,435	303,420	1,040,758	860,171

EXPENSES:
Purchased power	203,247	165,921	588,583	474,437
Other operating costs	51,571	65,165	169,299	151,640
Provision for depreciation	12,566	11,828	36,678	36,269
Amortization of regulatory assets, net	20,861	3,825	32,648	19,804
General taxes	19,433	18,593	57,634	55,440
Total expenses	307,678	265,332	884,842	737,590

OPERATING INCOME	45,757	38,088	155,916	122,581

OTHER INCOME (EXPENSE):
Miscellaneous income	1,483	2,182	5,035	6,179
Interest expense	(14,017)	(11,840)	(38,426)	(33,975)
Capitalized interest	194	363	737	1,132
Total other expense	(12,340)	(9,295)	(32,654)	(26,664)

INCOME BEFORE INCOME TAXES	33,417	28,793	123,262	95,917

INCOME TAXES	10,387	10,733	49,025	39,251

NET INCOME	23,030	18,060	74,237	56,666

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(2,825)	-	(8,475)	-
Unrealized gain on derivative hedges	16	17	49	49
Change in unrealized gain on available for sale securities	10	14	(6)	(4)
Other comprehensive income (loss)	(2,799)	31	(8,432)	45
Income tax expense (benefit) related to other
comprehensive income	(1,294)	13	(3,894)	20
Other comprehensive income (loss), net of tax	(1,505)	18	(4,538)	25

TOTAL COMPREHENSIVE INCOME	$21,525	$18,078	$69,699	$56,691

The preceding Notes to Consolidated Financial Statements as they relate to Pennsylvania Electric Company are an integral part of these statements.

PENNSYLVANIA ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2007	2006
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38	$44
Receivables-
Customers (less accumulated provisions of $4,094,000 and $3,814,000
respectively, for uncollectible accounts)	138,007	126,639
Associated companies	21,872	49,728
Other	19,047	16,367
Notes receivable from associated companies	17,170	19,548
Prepaid taxes	7,268	3,016
Other	1,724	1,220
	205,126	216,562
UTILITY PLANT:
In service	2,188,553	2,141,324
Less - Accumulated provision for depreciation	824,141	809,028
	1,364,412	1,332,296
Construction work in progress	26,835	22,124
	1,391,247	1,354,420
OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	137,896	125,216
Non-utility generation trusts	147,745	99,814
Other	531	531
	286,172	225,561
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	777,904	860,716
Pension assets	34,484	11,474
Other	34,371	36,059
	846,759	908,249
	$2,729,304	$2,704,792
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Short-term borrowings-
Associated companies	$187,313	$199,231
Other	65,000	-
Accounts payable-
Associated companies	107,666	92,020
Other	46,283	47,629
Accrued taxes	3,091	11,670
Accrued interest	13,832	7,224
Other	24,481	21,178
	447,666	378,952
CAPITALIZATION:
Common stockholder's equity-
Common stock, $20 par value, authorized 5,400,000 shares-
4,427,577 and 5,290,596 shares outstanding, respectively	88,552	105,812
Other paid-in capital	925,229	1,189,434
Accumulated other comprehensive loss	(11,731)	(7,193)
Retained earnings	39,195	90,005
Total common stockholder's equity	1,041,245	1,378,058
Long-term debt and other long-term obligations	777,020	477,304
	1,818,265	1,855,362
NONCURRENT LIABILITIES:
Regulatory liabilities	77,441	96,151
Asset retirement obligations	80,589	76,924
Accumulated deferred income taxes	183,598	193,662
Retirement benefits	51,289	50,328
Other	70,456	53,413
	463,373	470,478
COMMITMENTS AND CONTINGENCIES (Note 10)
	$2,729,304	$2,704,792

The preceding Notes to Consolidated Financial Statements as they relate to Pennsylvania Electric Company are an integral part of these balance sheets.

PENNSYLVANIA ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,237	$56,666
Adjustments to reconcile net income to net cash from operating activities
Provision for depreciation	36,678	36,269
Amortization of regulatory assets	43,601	40,854
Deferral of new regulatory assets	(10,953)	(21,050)
Deferred costs recoverable as regulatory assets	(54,228)	(56,272)
Deferred income taxes and investment tax credits, net	8,065	14,518
Accrued compensation and retirement benefits	(16,032)	2,807
Cash collateral	50	-
Pension trust contribution	(13,436)	-
Decrease (increase) in operating assets
Receivables	13,809	22,719
Prepayments and other current assets	(4,757)	(2,977)
Increase (decrease) in operating liabilities
Accounts payable	14,299	(15,555)
Accrued taxes	(6,191)	(9,841)
Accrued interest	6,608	5,468
Other	2,653	(2,188)
Net cash provided from operating activities	94,403	71,418

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing
Long-Term Debt	297,149	-
Short-term borrowings, net	53,082	21,278
Equity contribution from parent	1,261	-
Redemptions and Repayments
Common Stock	(200,000)	-
Dividend Payments
Common Stock	(125,000)	(5,000)
Net cash provided from financing activities	26,492	16,278

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(70,076)	(81,228)
Loan repayments from (loans to) associated companies, net	2,378	(2,976)
Sales of investment securities held in trust	94,292	83,601
Purchases of investment securities held in trust	(144,167)	(83,601)
Other, net	(3,328)	(3,480)
Net cash used for investing activities	(120,901)	(87,684)

Net increase (decrease) in cash and cash equivalents	(6)	12
Cash and cash equivalents at beginning of period	44	35
Cash and cash equivalents at end of period	$38	$47

The preceding Notes to Consolidated Financial Statements as they relate to Pennsylvania Electric Company are an integral part of these statements.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of Pennsylvania Electric Company:

We have reviewed the accompanying consolidated balance sheet of Pennsylvania Electric Company and its subsidiaries as of September 30, 2007 and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2007 and 2006 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, capitalization, common stockholder’s equity, preferred stock, cash flows and taxes for the year then ended (not presented herein), and in our report (which contained references to the Company’s change in its method of accounting for defined benefit pension and other postretirement benefit plans as of December 31, 2006, and conditional asset retirement obligations as of December 31, 2005, as discussed in Note 3, Note 2(G) and Note 9 to those consolidated financial statements) dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP
Cleveland, Ohio
October 31, 2007

PENNSYLVANIA ELECTRIC COMPANY

MANAGEMENT’S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS

Penelec is a wholly owned electric utility subsidiary of FirstEnergy. Penelec conducts business in northern and south central Pennsylvania, providing regulated transmission and distribution services. Penelec also provides generation services to those customers electing to retain Penelec as their power supplier.

Results of Operations

In the first nine months of 2007, net income increased to $74 million, compared to $57 million in the first nine months of 2006. The increase in net income was primarily due to higher revenues, partially offset by increased purchased power costs and other operating costs.

Revenues

Revenues increased by $181 million, or 21.0%, in the first nine months of 2007 compared to the same period last year. The increase was primarily due to higher distribution revenues and wholesale generation revenues.

Retail generation revenues increased $15 million for the first nine months of 2007 primarily due to higher KWH sales to all customer classes. The increase in retail generation revenues in the residential and commercial sectors was primarily impacted by weather in the first nine months of 2007 (heating degree days increased 11.0% and cooling degree days increased 14.1% as compared to the same time period of 2006).

Increases in retail generation sales and revenues in first nine months of 2007 compared to the corresponding period of 2006 are summarized in the following tables:

Retail Generation KWH Sales	Increase

Residential	3.6%
Commercial	3.6%
Industrial	0.1%
Increase in Retail Generation Sales	2.5%

Retail Generation Revenues	Increase
(In millions)
Residential	$6
Commercial	8
Industrial	1
Increase in Retail Generation Revenues	$15

Wholesale revenues increased $123 million in the first nine months of 2007, compared with the same period of 2006 due to Penelec selling additional available power into the PJM market beginning in January 2007.

Revenues from distribution throughput increased $37 million in the first nine months of 2007 due to higher KWH deliveries to residential and commercial customers reflecting the effect of the weather discussed above and an increase in composite unit prices for residential and industrial customers resulting from a January 2007 PPUC authorization to increase transmission rates, partially offset by a decrease in distribution rates.

Changes in distribution KWH deliveries and revenues in the first nine months of 2007 compared to the same period in 2006 are summarized in the following tables:

Increase
Distribution KWH Deliveries	(Decrease)

Residential	3.6%
Commercial	3.6%
Industrial	(1.3)%
Net Increase in Distribution Deliveries	1.9%

Increase
Distribution Revenues	(Decrease)
(In millions)
Residential	$37
Commercial	(4)
Industrial	4
Net Increase in Distribution Revenues	$37

PJM transmission revenues increased by $6 million in the first nine months of 2007 compared to the same period in 2006 due to higher transmission volumes and additional PJM auction revenue rights in 2007. Penelec defers the difference between revenue from its transmission rider and transmission costs incurred, with no material effect to current period earnings.

Expenses

Total expenses increased by $147 million in the first nine months of 2007 compared with the same period in 2006. The following table presents changes from the prior year by expense category:

Expenses - Changes	Increase
(In millions)
Purchased power costs	$114
Other operating costs	18
Amortization of regulatory assets, net	13
General taxes	2
Increase in Expenses	$147

Purchased power costs increased by $114 million, or 24.1% in the first nine months of 2007, compared to the same period of 2006. The increase was due primarily to higher volumes purchased to source higher retail and wholesale generation sales combined with higher composite unit costs. Other operating costs increased by $18 million in the first nine months of 2007 principally due to higher congestion costs and other transmission expenses associated with the increased transmission volumes discussed above.

Net amortization of regulatory assets increased in the first nine months of 2007 primarily due to the recovery (through Penelec’s transmission rider discussed above) of certain transmission costs deferred in 2006 and lower transmission cost deferrals in 2007, partially offset by the deferral of new regulatory assets for previously expensed decommissioning costs of $12 million associated with the Saxton nuclear research facility as authorized by the PPUC in January 2007 (see Legal Proceedings).

General taxes increased $2 million in the first nine months of 2007 as compared to 2006, primarily due to higher gross receipts taxes.

Legal Proceedings

See the “Regulatory Matters,” “Environmental Matters” and “Other Legal Proceedings” sections within the Combined Management’s Discussion and Analysis of Registrant Subsidiaries for discussion of legal proceedings applicable to Penelec.

New Accounting Standards and Interpretations

See the “New Accounting Standards and Interpretations” section within the Combined Management’s Discussion and Analysis of Registrant Subsidiaries for discussion of new accounting standards and interpretations applicable to Penelec.

COMBINED MANAGEMENT’S DISCUSSION
AND ANALYSIS OF REGISTRANT SUBSIDIARIES

The following is a combined presentation of certain disclosures referenced in Management’s Narrative Analysis of Results of Operations of FES and the Companies. This information should be read in conjunction with (i) FES’ and the Companies’ respective Consolidated Financial Statements and Management’s Narrative Analysis of Results of Operations; (ii) the Notes to Consolidated Financial Statements as they relate to FES and the Companies; and (iii) the Companies’ respective 2006 Annual Reports on Form 10-K.

Regulatory Matters (Applicable to each of the Companies)

In Ohio, New Jersey and Pennsylvania, laws applicable to electric industry restructuring contain similar provisions that are reflected in the Companies' respective state regulatory plans. These provisions include:

•	restructuring the electric generation business and allowing the Companies' customers to select a competitive electric generation supplier other than the Companies;

•	establishing or defining the PLR obligations to customers in the Companies' service areas;

•	providing the Companies with the opportunity to recover potentially stranded investment (or transition costs) not otherwise recoverable in a competitive generation market;

•	itemizing (unbundling) the price of electricity into its component elements – including generation, transmission, distribution and stranded costs recovery charges;

•	continuing regulation of the Companies' transmission and distribution systems; and

•	requiring corporate separation of regulated and unregulated business activities.

The Companies and ATSI recognize, as regulatory assets, costs which the FERC, PUCO, PPUC and NJBPU have authorized for recovery from customers in future periods or for which authorization is probable. Without the probability of such authorization, costs currently recorded as regulatory assets would have been charged to income as incurred. Regulatory assets that do not earn a current return totaled approximately $227 million as of September 30, 2007 (JCP&L - $93 million, Met-Ed - $43 million and Penelec - $91 million). Regulatory assets not earning a current return will be recovered by 2014 for JCP&L and by 2020 for Met-Ed and Penelec. The following table discloses regulatory assets by company:

	September 30,	December 31,	Increase
Regulatory Assets*	2007	2006	(Decrease)
	(In millions)
OE	$717	$741	$(24)
CEI	856	855	1
TE	215	248	(33)
JCP&L	1,758	2,152	(394)
Met-Ed	459	409	50
ATSI	42	36	6
Total	$4,047	$4,441	$(394)

*
Penelec had net regulatory liabilities of approximately $77 million and $96 million as of September 30, 2007 and December 31,
2006, respectively. These net regulatory liabilities are included in
Other Non-current Liabilities on the Consolidated Balance Sheets.

Ohio (Applicable to OE, CEI and TE)

The Ohio Companies filed an application and stipulation with the PUCO on September 9, 2005 seeking approval of the RCP, a supplement to the RSP. On November 4, 2005, the Ohio Companies filed a supplemental stipulation with the PUCO, which constituted an additional component of the RCP filed on September 9, 2005. On January 4, 2006, the PUCO approved, with modifications, the Ohio Companies’ RCP to supplement the RSP to provide customers with more certain rate levels than otherwise available under the RSP during the plan period. The following table provides the estimated net amortization of regulatory transition costs and deferred shopping incentives (including associated carrying charges) under the RCP for the period 2007 through 2010:

Amortization				Total
Period	OE	CEI	TE	Ohio
	(In millions)
2007	$176	$108	$92	$376
2008	209	126	113	448
2009	-	217	-	217
2010	-	269	-	269
Total Amortization	$385	$720	$205	$1,310

Several parties subsequently filed appeals to the Supreme Court of Ohio in connection with certain portions of the RCP approved by the PUCO. In its order, the PUCO authorized the Ohio Companies to recover certain increased fuel costs through a fuel rider and to defer certain other increased fuel costs, all such costs to be incurred from January 1, 2006 through December 31, 2008, including interest on the deferred balances. The order also provided for recovery of the deferred costs over a 25-year period through distribution rates, which was expected to begin on January 1, 2009 for OE and TE, and approximately May 2009 for CEI.  Through September 30, 2007, the deferred fuel costs, including interest, were $89 million, $61 million and $26 million for OE, CEI and TE, respectively.

On August 29, 2007, the Supreme Court of Ohio concluded that the PUCO violated certain provisions of the Ohio Revised Code by permitting the Ohio Companies “to collect deferred increased fuel costs through future distribution rate cases, or to alternatively use excess fuel-cost recovery to reduce deferred distribution-related expenses” because fuel costs are a component of generation service, not distribution service, and because the Court concluded the PUCO did not address whether the deferral of fuel costs was anticompetitive.  The Court remanded the matter to the PUCO for further consideration consistent with the Court’s Opinion on this issue and affirmed the PUCO’s Order in all other respects. On September 7, 2007, the Ohio Companies filed a Motion for Reconsideration with the Court. On September 10, 2007 the Ohio Companies filed an Application with the PUCO that requests the implementation of two generation-related fuel cost riders to collect the increased fuel costs that were previously authorized to be deferred. The Ohio Companies requested the riders become effective in October 2007 and end in December 2008, subject to reconciliation which is expected to continue through the first quarter of 2009. This matter is currently pending before the PUCO. Although unable to predict the ultimate outcome of this matter, the Ohio Companies intend to continue deferring the fuel costs pursuant to the RCP, pending the Court’s disposition of the Motion for Reconsideration and the PUCO’s action with respect to the Ohio Companies’ Application.

On August 31, 2005, the PUCO approved a rider recovery mechanism through which the Ohio Companies may recover all MISO transmission and ancillary service related costs incurred during each year ending June 30. Pursuant to the PUCO’s order, the Ohio Companies, on May 1, 2007, filed revised riders, which became effective on July 1, 2007.  The revised riders represent an increase over the amounts collected through the 2006 riders of approximately $64 million annually.  If it is subsequently determined by the PUCO that adjustments to the rider as filed are necessary, such adjustments, with carrying costs, will be incorporated into the 2008 transmission rider filing.

On May 8, 2007, the Ohio Companies filed with the PUCO a notice of intent to file for an increase in electric distribution rates. The Ohio Companies filed the application and rate request with the PUCO on June 7, 2007. The requested increase is expected to be more than offset by the elimination or reduction of transition charges at the time the rates go into effect and would result in lowering the overall non-generation portion of the bill for most Ohio customers.  The distribution rate increases reflect capital expenditures since the Ohio Companies’ last distribution rate proceedings, increases in operating and maintenance expenses and recovery of regulatory assets created by deferrals that were approved in prior cases. On August 6, 2007, the Ohio Companies updated their filing supporting a distribution rate increase of $332 million to the PUCO to establish the test period data that will be used as the basis for setting rates in that proceeding. The PUCO Staff is expected to issue its report in the case in the fourth quarter of 2007 with evidentiary hearings to follow in early 2008. The PUCO order is expected to be issued in the second quarter of 2008. The new rates would become effective January 1, 2009 for OE and TE, and approximately May 2009 for CEI.

On July 10, 2007, the Ohio Companies filed an application with the PUCO requesting approval of a comprehensive supply plan for providing generation service to customers who do not purchase electricity from an alternative supplier, beginning January 1, 2009. The proposed competitive bidding process would average the results of multiple bidding sessions conducted at different times during the year. The final price per kilowatt-hour would reflect an average of the prices resulting from all bids. In their filing, the Ohio Companies offered two alternatives for structuring the bids, either by customer class or a “slice-of-system” approach. The proposal provides the PUCO with an option to phase in generation price increases for residential tariff groups who would experience a change in their average total price of 15 percent or more. The PUCO held a technical conference on August 16, 2007 regarding the filing. Comments by intervenors in the case were filed on September 5, 2007.  The PUCO Staff filed comments on September 21, 2007.  Parties filed reply comments on October 12, 2007. The Ohio Companies requested that the PUCO issue an order by November 1, 2007, to provide sufficient time to conduct the bidding process.

On September 25, 2007, the Ohio Governor’s proposed energy plan was officially introduced into the Ohio Senate. The bill proposes to revise state energy policy to address electric generation pricing after 2008, establish advanced energy portfolio standards and energy efficiency standards, and create GHG emissions reporting and carbon control planning requirements. The bill also proposes to move to a “hybrid” system for determining rates for PLR service in which electric utilities would provide regulated generation service unless they satisfy a statutory burden to demonstrate the existence of a competitive market for retail electricity. The Senate Energy & Public Utilities Committee has been conducting hearings on the bill and receiving testimony from interested parties, including the Governor’s Energy Advisor, the Chairman of the PUCO, consumer groups, utility executives and others. Several proposed amendments to the bill have been submitted, including those from Ohio’s investor-owned electric utilities. A substitute version of the bill, which incorporated certain of the proposed amendments, was introduced into the Senate Energy & Public Utilities Committee on October 25, 2007. At this time, FirstEnergy cannot predict the outcome of this process nor determine the impact, if any, such legislation may have on its operations or those of the Ohio Companies.

Pennsylvania (Applicable to FES, Met-Ed, Penelec and Penn)

Met-Ed and Penelec have been purchasing a portion of their PLR requirements from FES through a partial requirements wholesale power sales agreement and various amendments. Under these agreements, FES retained the supply obligation and the supply profit and loss risk for the portion of power supply requirements not self-supplied by Met-Ed and Penelec. The FES agreements have reduced Met-Ed's and Penelec's exposure to high wholesale power prices by providing power at a fixed price for their uncommitted PLR capacity and energy requirements during the term of these agreements with FES.

On September 26, 2006, Met-Ed and Penelec successfully conducted a competitive RFP for a portion of their PLR obligation for the period December 1, 2006 through December 31, 2008. FES was one of the successful bidders in that RFP process and on September 26, 2006 entered into a supplier master agreement to supply a certain portion of Met-Ed’s and Penelec’s PLR requirements at market prices that were substantially higher than the fixed price in the partial requirements agreements.

Based on the outcome of the 2006 comprehensive transition rate filing, as described below, Met-Ed, Penelec and FES agreed to restate the partial requirements power sales agreement effective January 1, 2007. The restated agreement incorporates the same fixed price for residual capacity and energy supplied by FES as in the prior arrangements between the parties, and automatically extends for successive one year terms unless any party gives 60 days’ notice prior to the end of the year. The restated agreement also allows Met-Ed and Penelec to sell the output of NUG energy to the market and requires FES to provide energy at fixed prices to replace any NUG energy thus sold to the extent needed for Met-Ed and Penelec to satisfy their PLR obligations. The parties also have separately terminated the supplier master agreements in connection with the restatement of the partial requirements agreement. Accordingly, the energy that would have been supplied under the supplier master agreement will now be provided under the restated partial requirements agreement. The fixed price under the restated agreement is expected to remain below wholesale market prices during the term of the agreement.

If Met-Ed and Penelec were to replace the entire FES supply at current market power prices without corresponding regulatory authorization to increase their generation prices to customers, each company would likely incur a significant increase in operating expenses and experience a material deterioration in credit quality metrics. Under such a scenario, each company's credit profile would no longer be expected to support an investment grade rating for its fixed income securities. Based on the PPUC’s January 11, 2007 order described below, if FES ultimately determines to terminate, reduce, or significantly modify the agreement prior to the expiration of Met-Ed’s and Penelec’s generation rate caps in 2010, timely regulatory relief is not likely to be granted by the PPUC.

Met-Ed and Penelec made a comprehensive transition rate filing with the PPUC on April 10, 2006 to address a number of transmission, distribution and supply issues. If Met-Ed's and Penelec's preferred approach involving accounting deferrals had been approved, annual revenues would have increased by $216 million and $157 million, respectively. That filing included, among other things, a request to charge customers for an increasing amount of market-priced power procured through a CBP as the amount of supply provided under the then existing FES agreement was to be phased out. Met-Ed and Penelec also requested approval of a January 12, 2005 petition for the deferral of transmission-related costs incurred during 2006. In this rate filing, Met-Ed and Penelec also requested recovery of annual transmission and related costs incurred on or after January 1, 2007, plus the amortized portion of 2006 costs over a ten-year period, along with applicable carrying charges, through an adjustable rider. Changes in the recovery of NUG expenses and the recovery of Met-Ed's non-NUG stranded costs were also included in the filing. On May 4, 2006, the PPUC consolidated the remand of the FirstEnergy and GPU merger proceeding, related to the quantification and allocation of merger savings, with the comprehensive transition rate filing case.

The PPUC entered its Opinion and Order in the comprehensive rate filing proceeding on January 11, 2007. The order approved the recovery of transmission costs, including the transmission-related deferral for January 1, 2006 through January 10, 2007, when new transmission rates were effective, and determined that no merger savings from prior years should be considered in determining customers’ rates. The request for increases in generation supply rates was denied as were the requested changes in NUG expense recovery and Met-Ed’s non-NUG stranded costs. The order decreased Met-Ed’s and Penelec’s distribution rates by $80 million and $19 million, respectively. These decreases were offset by the increases allowed for the recovery of transmission expenses and the transmission deferral. Met-Ed’s and Penelec’s request for recovery of Saxton decommissioning costs was granted and, in January 2007, Met-Ed and Penelec recognized income of $15 million and $12 million, respectively, to establish regulatory assets for those previously expensed decommissioning costs. Overall rates increased by 5.0% for Met-Ed ($59 million) and 4.5% for Penelec ($50 million). Met-Ed and Penelec filed a Petition for Reconsideration on January 26, 2007 on the issues of consolidated tax savings and rate of return on equity. Other parties filed Petitions for Reconsideration on transmission (including congestion), transmission deferrals and rate design issues. On February 8, 2007, the PPUC entered an order granting Met-Ed’s, Penelec’s and the other parties’ petitions for procedural purposes. Due to that ruling, the period for appeals to the Commonwealth Court of Pennsylvania was tolled until 30 days after the PPUC entered a subsequent order ruling on the substantive issues raised in the petitions. On March 1, 2007, the PPUC issued three orders: (1) a tentative order regarding the reconsideration by the PPUC of its own order; (2) an order denying the Petitions for Reconsideration of Met-Ed, Penelec and the OCA and denying in part and accepting in part the MEIUG’s and PICA’s Petition for Reconsideration; and (3) an order approving the compliance filing. Comments to the PPUC for reconsideration of its order were filed on March 8, 2007, and the PPUC ruled on the reconsideration on April 13, 2007, making minor changes to rate design as agreed upon by Met-Ed, Penelec and certain other parties.

On March 30, 2007, MEIUG and PICA filed a Petition for Review with the Commonwealth Court of Pennsylvania asking the court to review the PPUC’s determination on transmission (including congestion) and the transmission deferral. Met-Ed and Penelec filed a Petition for Review on April 13, 2007 on the issues of consolidated tax savings and the requested generation rate increase.  The OCA filed its Petition for Review on April 13, 2007, on the issues of transmission (including congestion) and recovery of universal service costs from only the residential rate class. On June 19, 2007, initial briefs were filed and responsive briefs were filed through September 21, 2007.  Reply briefs were filed on October 5, 2007. Oral arguments are expected to take place in late 2007 or early 2008. If Met-Ed and Penelec do not prevail on the issue of congestion, it could have a material adverse effect on the financial condition and results of operations of Met-Ed, Penelec and FirstEnergy.

As of September 30, 2007, Met-Ed's and Penelec's unrecovered regulatory deferrals pursuant to the 2006 comprehensive transition rate case, the 1998 Restructuring Settlement (including the Phase 2 Proceedings) and the FirstEnergy/GPU Merger Settlement Stipulation were $496 million and $58 million, respectively. During the PPUC’s annual audit of Met-Ed’s and Penelec’s NUG stranded cost balances in 2006, it noted a modification to the NUG purchased power stranded cost accounting methodology made by Met-Ed and Penelec. On August 18, 2006, a PPUC Order was entered requiring Met-Ed and Penelec to reflect the deferred NUG cost balances as if the stranded cost accounting methodology modification had not been implemented. As a result of this PPUC order, Met-Ed recognized a pre-tax charge of approximately $10.3 million in the third quarter of 2006, representing incremental costs deferred under the revised methodology in 2005. Met-Ed and Penelec continue to believe that the stranded cost accounting methodology modification is appropriate and on August 24, 2006 filed a petition with the PPUC pursuant to its order for authorization to reflect the stranded cost accounting methodology modification effective January 1, 1999. Hearings on this petition were held in February 2007 and briefing was completed on March 28, 2007. The ALJ’s initial decision was issued on May 3, 2007 and denied Met-Ed's and Penelec’s request to modify their NUG stranded cost accounting methodology. The companies filed exceptions to the initial decision on May 23, 2007 and replies to those exceptions were filed on June 4, 2007. It is not known when the PPUC may issue a final decision in this matter.

On May 2, 2007, Penn filed a plan with the PPUC for the procurement of PLR supply from June 2008 through May 2011. The filing proposes multiple, competitive RFPs with staggered delivery periods for fixed-price, tranche-based, pay as bid PLR supply to the residential and commercial classes. The proposal phases out existing promotional rates and eliminates the declining block and the demand components on generation rates for residential and commercial customers. The industrial class PLR service will be provided through an hourly-priced service provided by Penn. Quarterly reconciliation of the differences between the costs of supply and revenues from customers is also proposed.  On September 28, 2007, Penn filed a Joint Petition for Settlement resolving all but one issue in the case.  Briefs were also filed on September 28, 2007, on the unresolved issue of incremental uncollectible accounts expense. The settlement is either supported, or not opposed, by all parties. The PPUC is expected to act on the settlement and the unresolved issue in late November or early December 2007 for the initial RFP to take place in January 2008.

On February 1, 2007, the Governor of Pennsylvania proposed an EIS. The EIS includes four pieces of proposed legislation that, according to the Governor, is designed to reduce energy costs, promote energy independence and stimulate the economy. Elements of the EIS include the installation of smart meters, funding for solar panels on residences and small businesses, conservation programs to meet demand growth, a requirement that electric distribution companies acquire power that results in the “lowest reasonable rate on a long-term basis,” the utilization of micro-grids and an optional three year phase-in of rate increases. On July 17, 2007 the Governor signed into law two pieces of energy legislation. The first amended the Alternative Energy Portfolio Standards Act of 2004 to, among other things, increase the percentage of solar energy that must be supplied at the conclusion of an electric distribution company’s transition period. The second law allows electric distribution companies, at their sole discretion, to enter into long term contracts with large customers and to build or acquire interests in electric generation facilities specifically to supply long-term contracts with such customers. A special legislative session on energy was convened in mid-September 2007 to consider other aspects of the EIS. The final form of any legislation arising from the special legislative session is uncertain. Consequently, FirstEnergy is unable to predict what impact, if any, such legislation may have on its operations.

New Jersey (Applicable to JCP&L)

JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers and costs incurred under NUG agreements exceed amounts collected through BGS and NUGC rates and market sales of NUG energy and capacity. As of September 30, 2007, the accumulated deferred cost balance totaled approximately $330 million.

In accordance with an April 28, 2004 NJBPU order, JCP&L filed testimony on June 7, 2004 supporting a continuation of the current level and duration of the funding of TMI-2 decommissioning costs by New Jersey customers without a reduction, termination or capping of the funding. On September 30, 2004, JCP&L filed an updated TMI-2 decommissioning study. This study resulted in an updated total decommissioning cost estimate of $729 million (in 2003 dollars) compared to the estimated $528 million (in 2003 dollars) from the prior 1995 decommissioning study. The DRA filed comments on February 28, 2005 requesting that decommissioning funding be suspended. On March 18, 2005, JCP&L filed a response to those comments. A schedule for further NJBPU proceedings has not yet been set.

On August 1, 2005, the NJBPU established a proceeding to determine whether additional ratepayer protections are required at the state level in light of the repeal of PUHCA pursuant to the EPACT. The NJBPU approved regulations effective October 2, 2006 that would prevent a holding company that owns a gas or electric public utility from investing more than 25% of the combined assets of its utility and utility-related subsidiaries into businesses unrelated to the utility industry. These regulations are not expected to materially impact FirstEnergy or JCP&L.  Also, in the same proceeding, the NJBPU Staff issued an additional draft proposal on March 31, 2006 addressing various issues including access to books and records, ring-fencing, cross subsidization, corporate governance and related matters. With the approval of the NJBPU Staff, the affected utilities jointly submitted an alternative proposal on June 1, 2006. Comments on the alternative proposal were submitted on June 15, 2006. On November 3, 2006, the Staff circulated a revised draft proposal to interested stakeholders. Another revised draft was circulated by the NJBPU Staff on February 8, 2007.

New Jersey statutes require that the state periodically undertake a planning process, known as the EMP, to address energy related issues including energy security, economic growth, and environmental impact. The EMP is to be developed with involvement of the Governor’s Office and the Governor’s Office of Economic Growth, and is to be prepared by a Master Plan Committee, which is chaired by the NJBPU President and includes representatives of several State departments. In October 2006, the current EMP process was initiated with the issuance of a proposed set of objectives which, as to electricity, included the following:

 • Reduce the total projected electricity demand by 20% by 2020;

•	Meet 22.5% of New Jersey’s electricity needs with renewable energy resources by that date;

 • Reduce air pollution related to energy use;

 • Encourage and maintain economic growth and development;

•	Achieve a 20% reduction in both Customer Average Interruption Duration Index and System Average Interruption Frequency Index by 2020;

•	Maintain unit prices for electricity to no more than +5% of the regional average price (region includes New York, New Jersey, Pennsylvania, Delaware, Maryland and the District of Columbia); and

 • Eliminate transmission congestion by 2020.

Comments on the objectives and participation in the development of the EMP have been solicited and a number of working groups have been formed to obtain input from a broad range of interested stakeholders including utilities, environmental groups, customer groups, and major customers. EMP working groups addressing (1) energy efficiency and demand response, (2) renewables, (3) reliability, and (4) pricing issues have completed their assigned tasks of data gathering and analysis and have provided reports to the EMP Committee. Public stakeholder meetings were held in the fall of 2006 and in early 2007, and further public meetings are expected later in 2007. A final draft of the EMP is expected to be presented to the Governor in late 2007. At this time, FirstEnergy cannot predict the outcome of this process nor determine the impact, if any, such legislation may have on its operations or those of JCP&L.

On February 13, 2007, the NJBPU Staff informally issued a draft proposal relating to changes to the regulations addressing electric distribution service reliability and quality standards.  Meetings between the NJBPU Staff and interested stakeholders to discuss the proposal were held and additional, revised informal proposals were subsequently circulated by the Staff.  On September 4, 2007, proposed regulations were published in the New Jersey Register, which proposal will be subsequently considered by the NJBPU following comments which were due on September 26, 2007.  At this time, FirstEnergy cannot predict the outcome of this process nor determine the impact, if any, such regulations may have on its operations or those of JCP&L.

FERC Matters (Applicable to FES and each of the Companies)

On November 18, 2004, the FERC issued an order eliminating the RTOR for transmission service between the MISO and PJM regions. The FERC also ordered the MISO, PJM and the transmission owners within MISO and PJM to submit compliance filings containing a SECA mechanism to recover lost RTOR revenues during a 16-month transition period from load serving entities. The FERC issued orders in 2005 setting the SECA for hearing. ATSI, JCP&L, Met-Ed, Penelec, and FES participated in the FERC hearings held in May 2006 concerning the calculation and imposition of the SECA charges. The presiding judge issued an initial decision on August 10, 2006, rejecting the compliance filings made by the RTOs and transmission owners, ruling on various issues and directing new compliance filings. This decision is subject to review and approval by the FERC. Briefs addressing the initial decision were filed on September 11, 2006 and October 20, 2006. A final order could be issued by the FERC in the fourth quarter of 2007.

On January 31, 2005, certain PJM transmission owners made three filings with the FERC pursuant to a settlement agreement previously approved by the FERC. JCP&L, Met-Ed and Penelec were parties to that proceeding and joined in two of the filings. In the first filing, the settling transmission owners submitted a filing justifying continuation of their existing rate design within the PJM RTO. In the second filing, the settling transmission owners proposed a revised Schedule 12 to the PJM tariff designed to harmonize the rate treatment of new and existing transmission facilities. Interventions and protests were filed on February 22, 2005. In the third filing, BG&E and Pepco Holdings, Inc. requested a formula rate for transmission service provided within their respective zones. Hearings were held and numerous parties appeared and litigated various issues; including AEP, which filed in opposition proposing to create a "postage stamp" rate for high voltage transmission facilities across PJM. At the conclusion of the hearings, the ALJ issued an initial decision adopting the FERC Trial Staff’s position that the cost of all PJM transmission facilities should be recovered through a postage stamp rate. The ALJ recommended an April 1, 2006 effective date for this change in rate design. Numerous parties, including FirstEnergy, submitted briefs opposing the ALJ’s decision and recommendations.  On April 19, 2007, the FERC issued an order rejecting the ALJ’s findings and recommendations in nearly every respect. The FERC found that the PJM transmission owners’ existing “license plate” rate design was just and reasonable and ordered that the current license plate rates for existing transmission facilities be retained. On the issue of rates for new transmission facilities, the FERC directed that costs for new transmission facilities that are rated at 500 kV or higher are to be socialized throughout the PJM footprint by means of a postage-stamp rate.  Costs for new transmission facilities that are rated at less than 500 kV, however, are to be allocated on a “beneficiary pays” basis.  Nevertheless, the FERC found that PJM’s current beneficiary-pays cost allocation methodology is not sufficiently detailed and, in a related order that also was issued on April 19, 2007, directed that hearings be held for the purpose of establishing a just and reasonable cost allocation methodology for inclusion in PJM’s tariff.

On May 18, 2007, certain parties filed for rehearing of the FERC’s April 19, 2007 Order.  Subsequently, FirstEnergy and other parties filed pleadings opposing the requests for rehearing. The FERC’s Orders on PJM rate design, if sustained on rehearing and appeal, will prevent the allocation of the cost of existing transmission facilities of other utilities to JCP&L, Met-Ed and Penelec.  In addition, the FERC’s decision to allocate the cost of new 500 kV and above transmission facilities on a PJM-wide basis will reduce future transmission costs shifting to the JCP&L, Met-Ed and Penelec zones.

New FERC Transmission Rate Design Filings

On August 1, 2007, a number of filings were made with the FERC by transmission owning utilities in the MISO and PJM footprint that could affect the transmission rates paid by FirstEnergy’s operating companies and FES.

FirstEnergy joined in a filing made by the MISO transmission owners that would maintain the existing “license plate” rates for transmission service within MISO provided over existing transmission facilities.  FirstEnergy also joined in a filing made by both the MISO and PJM transmission owners proposing to continue the elimination of transmission rates associated with service over existing transmission facilities between MISO and PJM.  If adopted by the FERC, these filings would not affect the rates charged to load-serving FirstEnergy affiliates for transmission service over existing transmission facilities.  In a related filing, MISO and MISO transmission owners requested that the current MISO pricing for new transmission facilities that spreads 20% of the cost of new 345 kV and higher transmission facilities across the entire MISO footprint be maintained (known as the RECB Process). Each of these filings was supported by the majority of transmission owners in either MISO or PJM, as applicable.

The Midwest Stand-Alone Transmission Companies made a filing under Section 205 of the Federal Power Act requesting that 100% of the cost of new qualifying 345 kV and higher transmission facilities be spread throughout the entire MISO footprint.  Further, Indianapolis Power and Light Company separately moved the FERC to reopen the record to address the cost allocation for the RECB Process.  If either proposal is adopted by the FERC, it could shift a greater portion of the cost of new 345 kV and higher transmission facilities to the FirstEnergy footprint in MISO, and increase the transmission rates paid by load-serving FirstEnergy affiliates in MISO.

On September 17, 2007, AEP filed a complaint under Sections 206 and 306 of the Federal Power Act seeking to have the entire transmission rate design and cost allocation methods used by MISO and PJM declared unjust, unreasonable, and unduly discriminatory, and to have FERC fix a uniform regional transmission rate design and cost allocation method for the entire MISO and PJM “SuperRegion” that regionalizes the cost of new and existing transmission facilities operated at voltages of 345 kV and above.  Lower voltage facilities would continue to be recovered in the host utility transmission rate zone through a license plate rate. AEP requests a refund effective October 1, 2007, or alternatively, February 1, 2008.  The effect of this proposal, if adopted by FERC, would be to shift significant costs to the FirstEnergy zones in MISO and PJM.  FirstEnergy believes that most of these costs would ultimately be recoverable in retail rates. On October 12, 2007, BG&E filed a motion to dismiss AEP’s complaint. On October 16, 2007, the Organization of MISO States filed comments urging the FERC to dismiss AEP’s complaint. Interventions and protests to AEP’s complaint and answers to BG&E’s motion to dismiss were due October 29, 2007. FirstEnergy and other transmission owners filed protests to AEP’s complaint and support for BG&E’s motion to dismiss. AEP has asked for consolidation of its complaint with the cases above, and FirstEnergy expects it to be resolved on the same timeline as those cases.

Any increase in rates charged for transmission service to FirstEnergy affiliates is dependent upon the outcome of these proceedings at FERC.  All or some of these proceedings may be consolidated by the FERC and set for hearing.  The outcome of these cases cannot be predicted.  Any material adverse impact on FirstEnergy would depend upon the ability of the load-serving FirstEnergy affiliates to recover increased transmission costs in their retail rates.  FirstEnergy believes that current retail rate mechanisms in place for PLR service for the Ohio Companies and for Met-Ed and Penelec would permit them to pass through increased transmission charges in their retail rates.  Increased transmission charges in the JCP&L and Penn transmission zones would be the responsibility of competitive electric retail suppliers, including FES.

MISO Ancillary Services Market and Balancing Area Consolidation Filing

MISO made a filing on September 14, 2007 to establish Ancillary Services markets for regulation, spinning and supplemental reserves to consolidate the existing 24 balancing areas within the MISO footprint, and to establish MISO as the NERC registered balancing authority for the region.  An effective date of June 1, 2008 was requested in the filing.

MISO’s previous filing to establish an Ancillary Services market was rejected without prejudice by FERC on June 22, 2007, subject to MISO making certain modifications in its filing. FirstEnergy believes that MISO’s September 14 filing generally addresses the FERC’s directives.  FirstEnergy supports the proposal to establish markets for Ancillary Services and consolidate existing balancing areas, but filed objections on specific aspects of the MISO proposal.  Interventions and protests to MISO’s filing were made with FERC on October 15, 2007.

Order No. 890 on Open Access Transmission Tariffs

On February 16, 2007, the FERC issued a final rule (Order No. 890) that revises its decade-old open access transmission regulations and policies.  The FERC explained that the final rule is intended to strengthen non-discriminatory access to the transmission grid, facilitate FERC enforcement, and provide for a more open and coordinated transmission planning process.  The final rule became effective on May 14, 2007. MISO, PJM and ATSI will be filing revised tariffs to comply with the FERC’s order. MISO, PJM and ATSI submitted tariff filings to the FERC on October 11, 2007. As a market participant in both MISO and PJM, FirstEnergy will conform its business practices to each respective revised tariff.

Environmental Matters

FES and the Companies accrue environmental liabilities only when they conclude that it is probable that they have an obligation for such costs and can reasonably estimate the amount of such costs. Unasserted claims are reflected in FES’ and the Companies’ determination of environmental liabilities and are accrued in the period that they become both probable and reasonably estimable.

Clean Air Act Compliance (Applicable to FES)

FES is required to meet federally-approved SO2 emissions regulations. Violations of such regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $32,500 for each day the unit is in violation. The EPA has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. FES believes it is currently in compliance with this policy, but cannot predict what action the EPA may take in the future with respect to the interim enforcement policy.

The EPA Region 5 issued a Finding of Violation and NOV to the Bay Shore Power Plant dated June 15, 2006 alleging violations to various sections of the Clean Air Act. FES has disputed those alleged violations based on its Clean Air Act permit, the Ohio SIP and other information provided at an August 2006 meeting with the EPA. The EPA has several enforcement options (administrative compliance order, administrative penalty order, and/or judicial, civil or criminal action) and has indicated that such option may depend on the time needed to achieve and demonstrate compliance with the rules alleged to have been violated. On June 5, 2007, the EPA requested another meeting to discuss “an appropriate compliance program” and a disagreement regarding the opacity limit applicable to the common stack for Bay Shore Units 2, 3 and 4.

FES complies with SO2 reduction requirements under the Clean Air Act Amendments of 1990 by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or using emission allowances. NOX reductions required by the 1990 Amendments are being achieved through combustion controls and the generation of more electricity at lower-emitting plants. In September 1998, the EPA finalized regulations requiring additional NOX reductions at FES' facilities. The EPA's NOX Transport Rule imposes uniform reductions of NOX emissions (an approximate 85% reduction in utility plant NOX emissions from projected 2007 emissions) across a region of nineteen states (including Michigan, New Jersey, Ohio and Pennsylvania) and the District of Columbia based on a conclusion that such NOX emissions are contributing significantly to ozone levels in the eastern United States. FES believes its facilities are also complying with the NOX budgets established under SIPs through combustion controls and post-combustion controls, including Selective Catalytic Reduction and SNCR systems, and/or using emission allowances.

On May 22, 2007, FirstEnergy and FGCO received a notice letter, required 60 days prior to the filing of a citizen suit under the federal Clean Air Act, alleging violations of air pollution laws at the Mansfield Plant, including opacity limitations. Prior to the receipt of this notice, the Mansfield Plant was subject to a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection concerning opacity emissions under which efforts to achieve compliance with the applicable laws will continue. On October 16, 2007, PennFuture filed a complaint, joined by three of its members, in the United States District Court for the Western District of Pennsylvania. FirstEnergy is currently studying PennFuture’s complaint.

National Ambient Air Quality Standards (Applicable to FES)

In July 1997, the EPA promulgated changes in the NAAQS for ozone and fine particulate matter. In March 2005, the EPA finalized the CAIR covering a total of 28 states (including Michigan, New Jersey, Ohio and Pennsylvania) and the District of Columbia based on proposed findings that air emissions from 28 eastern states and the District of Columbia significantly contribute to non-attainment of the NAAQS for fine particles and/or the "8-hour" ozone NAAQS in other states. CAIR allowed each affected state until 2006 to develop implementing regulations to achieve additional reductions of NOX and SO2 emissions in two phases (Phase I in 2009 for NOX, 2010 for SO2 and Phase II in 2015 for both NOX and SO2). FES’ Michigan, Ohio and Pennsylvania fossil generation facilities will be subject to caps on SO2 and NOX emissions, whereas its New Jersey fossil generation facility will be subject to only a cap on NOX emissions. According to the EPA, SO2 emissions will be reduced by 45% (from 2003 levels) by 2010 across the states covered by the rule, with reductions reaching 73% (from 2003 levels) by 2015, capping SO2 emissions in affected states to just 2.5 million tons annually. NOX emissions will be reduced by 53% (from 2003 levels) by 2009 across the states covered by the rule, with reductions reaching 61% (from 2003 levels) by 2015, achieving a regional NOX cap of 1.3 million tons annually. The future cost of compliance with these regulations may be substantial and will depend on how they are ultimately implemented by the states in which FES operates affected facilities.

Mercury Emissions (Applicable to FES)

In December 2000, the EPA announced it would proceed with the development of regulations regarding hazardous air pollutants from electric power plants, identifying mercury as the hazardous air pollutant of greatest concern. In March 2005, the EPA finalized the CAMR, which provides a cap-and-trade program to reduce mercury emissions from coal-fired power plants in two phases. Initially, mercury emissions will be capped nationally at 38 tons by 2010 (as a "co-benefit" from implementation of SO2 and NOX emission caps under the EPA's CAIR program). Phase II of the mercury cap-and-trade program will cap nationwide mercury emissions from coal-fired power plants at 15 tons per year by 2018. However, the final rules give states substantial discretion in developing rules to implement these programs. In addition, both the CAIR and the CAMR have been challenged in the United States Court of Appeals for the District of Columbia. FES' future cost of compliance with these regulations may be substantial and will depend on how they are ultimately implemented by the states in which FES operates affected facilities.

The model rules for both CAIR and CAMR contemplate an input-based methodology to allocate allowances to affected facilities. Under this approach, allowances would be allocated based on the amount of fuel consumed by the affected sources. FES would prefer an output-based generation-neutral methodology in which allowances are allocated based on megawatts of power produced, allowing new and non-emitting generating facilities (including renewables and nuclear) to be entitled to their proportionate share of the allowances. Consequently, FES will be disadvantaged if these model rules were implemented as proposed because FES’ substantial reliance on non-emitting (largely nuclear) generation is not recognized under the input-based allocation.

Pennsylvania has submitted a new mercury rule for EPA approval that does not provide a cap-and-trade approach as in the CAMR, but rather follows a command-and-control approach imposing emission limits on individual sources. Pennsylvania’s mercury regulation would deprive FES of mercury emission allowances that were to be allocated to the Mansfield Plant under the CAMR and that would otherwise be available for achieving FirstEnergy system-wide compliance. It is anticipated that compliance with these regulations, if approved by the EPA and implemented, would not require the addition of mercury controls at the Mansfield Plant, FES’ only coal-fired Pennsylvania power plant, until 2015, if at all.

W. H. Sammis Plant (Applicable to FES, OE and Penn)

In 1999 and 2000, the EPA issued NOV or compliance orders to nine utilities alleging violations of the Clean Air Act based on operation and maintenance of 44 power plants, including the W. H. Sammis Plant, which was owned at that time by OE and Penn, and is now owned by FGCO. In addition, the DOJ filed eight civil complaints against various investor-owned utilities, including a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio. These cases are referred to as the New Source Review, or NSR, cases.

On March 18, 2005, OE and Penn announced that they had reached a settlement with the EPA, the DOJ and three states (Connecticut, New Jersey and New York) that resolved all issues related to the Sammis NSR litigation. This settlement agreement, which is in the form of a consent decree, was approved by the court on July 11, 2005, and requires reductions of NOX and SO2 emissions at the Sammis, Burger, Eastlake and Mansfield coal-fired plants through the installation of pollution control devices and provides for stipulated penalties for failure to install and operate such pollution controls in accordance with that agreement. Consequently, if FirstEnergy fails to install such pollution control devices, for any reason, including, but not limited to, the failure of any third-party contractor to timely meet its delivery obligations for such devices, FirstEnergy could be exposed to penalties under the Sammis NSR Litigation consent decree. Capital expenditures necessary to complete requirements of the Sammis NSR Litigation settlement agreement are currently estimated to be $1.7 billion for 2007 through 2011 ($400 million of which is expected to be spent during 2007, with the largest portion of the remaining $1.3 billion expected to be spent in 2008 and 2009).

The Sammis NSR Litigation consent decree also requires FirstEnergy to spend up to $25 million toward environmentally beneficial projects, $14 million of which is satisfied by entering into 93 MW (or 23 MW if federal tax credits are not applicable) of wind energy purchased power agreements with a 20-year term. An initial 16 MW of the 93 MW consent decree obligation was satisfied during 2006.

Climate Change (Applicable to FES)

In December 1997, delegates to the United Nations' climate summit in Japan adopted an agreement, the Kyoto Protocol, to address global warming by reducing the amount of man-made GHG emitted by developed countries by 5.2% from 1990 levels between 2008 and 2012. The United States signed the Kyoto Protocol in 1998 but it failed to receive the two-thirds vote required for ratification by the United States Senate. However, the Bush administration has committed the United States to a voluntary climate change strategy to reduce domestic GHG intensity – the ratio of emissions to economic output – by 18% through 2012. At the international level, efforts have begun to develop climate change agreements for post-2012 GHG reductions. The EPACT established a Committee on Climate Change Technology to coordinate federal climate change activities and promote the development and deployment of GHG reducing technologies.

At the federal level, members of Congress have introduced several bills seeking to reduce emissions of GHG in the United States.  State activities, primarily the northeastern states participating in the Regional Greenhouse Gas Initiative and western states led by California, have coordinated efforts to develop regional strategies to control emissions of certain GHGs.

On April 2, 2007, the United States Supreme Court found that the EPA has the authority to regulate CO2 emissions from automobiles as “air pollutants” under the Clean Air Act. Although this decision did not address CO2 emissions from electric generating plants, the EPA has similar authority under the Clean Air Act to regulate “air pollutants” from those and other facilities. Also on April 2, 2007, the United States Supreme Court ruled that changes in annual emissions (in tons/year) rather than changes in hourly emissions rate (in kilograms/hour) must be used to determine whether an emissions increase triggers NSR. Subsequently, the EPA proposed to change the NSR regulations, on May 8, 2007, to utilize changes in the hourly emission rate (in kilograms/hour) to determine whether an emissions increase triggers NSR.

FES cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions could require significant capital and other expenditures. The CO2 emissions per KWH of electricity generated by FES is lower than many regional competitors due to its diversified generation sources, which include low or non-CO2 emitting gas-fired and nuclear generators.

Clean Water Act (Applicable to FES)

Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to FES' plants. In addition, Ohio, New Jersey and Pennsylvania have water quality standards applicable to FES' operations. As provided in the Clean Water Act, authority to grant federal National Pollutant Discharge Elimination System water discharge permits can be assumed by a state. Ohio, New Jersey and Pennsylvania have assumed such authority.

On September 7, 2004, the EPA established new performance standards under Section 316(b) of the Clean Water Act for reducing impacts on fish and shellfish from cooling water intake structures at certain existing large electric generating plants. The regulations call for reductions in impingement mortality, when aquatic organisms are pinned against screens or other parts of a cooling water intake system, and entrainment, which occurs when aquatic life is drawn into a facility's cooling water system. On January 26, 2007, the federal Court of Appeals for the Second Circuit remanded portions of the rulemaking dealing with impingement mortality and entrainment back to EPA for further rulemaking and eliminated the restoration option from EPA’s regulations. On July 9, 2007, the EPA suspended this rule, noting that until further rulemaking occurs, permitting authorities should continue the existing practice of applying their best professional judgment (BPJ) to minimize impacts on fish and shellfish from cooling water intake structures. FES is evaluating various control options and their costs and effectiveness. Depending on the outcome of such studies, the EPA’s further rulemaking and any action taken by the states exercising BPJ, the future cost of compliance with these standards may require material capital expenditures.

Regulation of Hazardous Waste (Applicable to FES and each of the Companies)

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

Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities.  As of September 30, 2007, FirstEnergy had approximately $1.5 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley and Perry.  As part of the application to the NRC to transfer the ownership of these nuclear facilities to NGC in 2005, FirstEnergy agreed to contribute another $80 million to these trusts by 2010. Consistent with NRC guidance, utilizing a “real” rate of return on these funds of approximately 2% over inflation, these trusts are expected to exceed the minimum decommissioning funding requirements set by the NRC. Conservatively, these estimates do not include any rate of return that the trusts may earn over the 20-year plant useful life extensions that FirstEnergy plans to seek for these facilities.

The Companies have been named as PRPs at waste disposal sites, which may require cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all PRPs for a particular site are liable on a joint and several basis. Therefore, environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheet as of September 30, 2007, based on estimates of the total costs of cleanup, the Companies' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. In addition, JCP&L has accrued liabilities for environmental remediation of former manufactured gas plants in New Jersey; those costs are being recovered by JCP&L through a non-bypassable SBC. Total liabilities of approximately $89 million (JCP&L - $60 million, TE - $3 million, CEI - $1 million, and FirstEnergy Corp. - $25 million) have been accrued through September 30, 2007.

Other Legal Proceedings

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy’s normal business operations pending against FirstEnergy and its subsidiaries. The other material items not otherwise discussed above are described below.

Power Outages and Related Litigation (Applicable to FES and each of the Companies)

In July 1999, the Mid-Atlantic States experienced a severe heat wave, which resulted in power outages throughout the service territories of many electric utilities, including JCP&L's territory. In an investigation into the causes of the outages and the reliability of the transmission and distribution systems of all four of New Jersey’s electric utilities, the NJBPU concluded that there was not a prima facie case demonstrating that, overall, JCP&L provided unsafe, inadequate or improper service to its customers. Two class action lawsuits (subsequently consolidated into a single proceeding) were filed in New Jersey Superior Court in July 1999 against JCP&L, GPU and other GPU companies, seeking compensatory and punitive damages arising from the July 1999 service interruptions in the JCP&L territory.

In August 2002, the trial court granted partial summary judgment to JCP&L and dismissed the plaintiffs' claims for consumer fraud, common law fraud, negligent misrepresentation, and strict product liability. In November 2003, the trial court granted JCP&L's motion to decertify the class and denied plaintiffs' motion to permit into evidence their class-wide damage model indicating damages in excess of $50 million. These class decertification and damage rulings were appealed to the Appellate Division. The Appellate Division issued a decision in July 2004, affirming the decertification of the originally certified class, but remanding for certification of a class limited to those customers directly impacted by the outages of JCP&L transformers in Red Bank, NJ, based on a common incident involving the failure of the bushings of two large transformers in the Red Bank substation resulting in planned and unplanned outages in the area during a 2-3 day period. In 2005, JCP&L renewed its motion to decertify the class based on a very limited number of class members who incurred damages and also filed a motion for summary judgment on the remaining plaintiffs’ claims for negligence, breach of contract and punitive damages. In July 2006, the New Jersey Superior Court dismissed the punitive damage claim and again decertified the class based on the fact that a vast majority of the class members did not suffer damages and those that did would be more appropriately addressed in individual actions. Plaintiffs appealed this ruling to the New Jersey Appellate Division which, in March 2007, reversed the decertification of the Red Bank class and remanded this matter back to the Trial Court to allow plaintiffs sufficient time to establish a damage model or individual proof of damages.  JCP&L filed a petition for allowance of an appeal of the Appellate Division ruling to the New Jersey Supreme Court which was denied in May 2007.  Proceedings are continuing in the Superior Court.  FirstEnergy is defending this class action but is unable to predict the outcome of this matter.  No liability has been accrued as of September 30, 2007.

On August 14, 2003, various states and parts of southern Canada experienced widespread power outages. The outages affected approximately 1.4 million customers in FirstEnergy's service area. The U.S. – Canada Power System Outage Task Force’s final report in April 2004 on the outages concluded, among other things, that the problems leading to the outages began in FirstEnergy’s Ohio service area. Specifically, the final report concluded, among other things, that the initiation of the August 14, 2003 power outages resulted from an alleged failure of both FirstEnergy and ECAR to assess and understand perceived inadequacies within the FirstEnergy system; inadequate situational awareness of the developing conditions; and a perceived failure to adequately manage tree growth in certain transmission rights of way. The Task Force also concluded that there was a failure of the interconnected grid's reliability organizations (MISO and PJM) to provide effective real-time diagnostic support. The final report is publicly available through the Department of Energy’s Web site (www.doe.gov). FirstEnergy believes that the final report does not provide a complete and comprehensive picture of the conditions that contributed to the August 14, 2003 power outages and that it does not adequately address the underlying causes of the outages. FirstEnergy remains convinced that the outages cannot be explained by events on any one utility's system. The final report contained 46 “recommendations to prevent or minimize the scope of future blackouts.” Forty-five of those recommendations related to broad industry or policy matters while one, including subparts, related to activities the Task Force recommended be undertaken by FirstEnergy, MISO, PJM, ECAR, and other parties to correct the causes of the August 14, 2003 power outages. FirstEnergy implemented several initiatives, both prior to and since the August 14, 2003 power outages, which were independently verified by NERC as complete in 2004 and were consistent with these and other recommendations and collectively enhance the reliability of its electric system. FirstEnergy’s implementation of these recommendations in 2004 included completion of the Task Force recommendations that were directed toward FirstEnergy. FirstEnergy is also proceeding with the implementation of the recommendations that were to be completed subsequent to 2004 and will continue to periodically assess the FERC-ordered Reliability Study recommendations for forecasted 2009 system conditions, recognizing revised load forecasts and other changing system conditions which may impact the recommendations. Thus far, implementation of the recommendations has not required, nor is expected to require, substantial investment in new or material upgrades to existing equipment. The FERC or other applicable government agencies and reliability coordinators may, however, take a different view as to recommended enhancements or may recommend additional enhancements in the future that could require additional material expenditures.

FirstEnergy companies also are defending four separate complaint cases before the PUCO relating to the August 14, 2003 power outages. Two of those cases were originally filed in Ohio State courts but were subsequently dismissed for lack of subject matter jurisdiction and further appeals were unsuccessful. In these cases the individual complainants—three in one case and four in the other—sought to represent others as part of a class action. The PUCO dismissed the class allegations, stating that its rules of practice do not provide for class action complaints. Two other pending PUCO complaint cases were filed by various insurance carriers either in their own name as subrogees or in the name of their insured. In each of these cases, the carrier seeks reimbursement from various FirstEnergy companies (and, in one case, from PJM, MISO and AEP, as well) for claims paid to insureds for damages allegedly arising as a result of the loss of power on August 14, 2003. A fifth case in which a carrier sought reimbursement for claims paid to insureds was voluntarily dismissed by the claimant in April 2007. A sixth case involving the claim of a non-customer seeking reimbursement for losses incurred when its store was burglarized on August 14, 2003 was dismissed. The four cases remaining were consolidated for hearing by the PUCO in an order dated March 7, 2006.  In that order the PUCO also limited the litigation to service-related claims by customers of the Ohio operating companies; dismissed FirstEnergy as a defendant; and ruled that the U.S.-Canada Power System Outage Task Force Report was not admissible into evidence. In response to a motion for rehearing filed by one of the claimants, the PUCO ruled on April 26, 2006 that the insurance company claimants, as insurers, may prosecute their claims in their name so long as they also identify the underlying insured entities and the Ohio utilities that provide their service. The PUCO denied all other motions for rehearing. The plaintiffs in each case have since filed amended complaints and the named FirstEnergy companies have answered and also have filed a motion to dismiss each action. On September 27, 2006, the PUCO dismissed certain parties and claims and otherwise ordered the complaints to go forward to hearing. The cases have been set for hearing on January 8, 2008.

FirstEnergy is defending these actions, but cannot predict the outcome of any of these proceedings or whether any further regulatory proceedings or legal actions may be initiated against the Companies. Although FirstEnergy is unable to predict the impact of these proceedings, if FirstEnergy or its subsidiaries were ultimately determined to have legal liability in connection with these proceedings, it could have a material adverse effect on FirstEnergy's or its subsidiaries' financial condition, results of operations and cash flows.

Nuclear Plant Matters (Applicable to FES)

On May 14, 2007, the Office of Enforcement of the NRC issued a Demand for Information to FENOC following FENOC’s reply to an April 2, 2007 NRC request for information about two reports prepared by expert witnesses for an insurance arbitration related to Davis-Besse. The NRC indicated that this information was needed for the NRC “to determine whether an Order or other action should be taken pursuant to 10 CFR 2.202, to provide reasonable assurance that FENOC will continue to operate its licensed facilities in accordance with the terms of its licenses and the Commission’s regulations.” FENOC was directed to submit the information to the NRC within 30 days. On June 13, 2007, FENOC filed a response to the NRC’s Demand for Information reaffirming that it accepts full responsibility for the mistakes and omissions leading up to the damage to the reactor vessel head and that it remains committed to operating Davis-Besse and FirstEnergy’s other nuclear plants safely and responsibly. The NRC held a public meeting on June 27, 2007 with FENOC to discuss FENOC’s response to the Demand for Information. In follow-up discussions, FENOC was requested to provide supplemental information to clarify certain aspects of the Demand for Information response and provide additional details regarding plans to implement the commitments made therein. FENOC submitted this supplemental response to the NRC on July 16, 2007. On August 15, 2007, the NRC issued a confirmatory order imposing these commitments. FENOC must inform the NRC’s Office of Enforcement after it completes the key commitments embodied in the NRC’s order. FENOC’s compliance with these commitments is subject to future NRC review.

Other Legal Matters (Applicable to OE and JCP&L)

On August 22, 2005, a class action complaint was filed against OE in Jefferson County, Ohio Common Pleas Court, seeking compensatory and punitive damages to be determined at trial based on claims of negligence and eight other tort counts alleging damages from W.H. Sammis Plant air emissions. The two named plaintiffs are also seeking injunctive relief to eliminate harmful emissions and repair property damage and the institution of a medical monitoring program for class members. On April 5, 2007, the Court rejected the plaintiffs’ request to certify this case as a class action and, accordingly, did not appoint the plaintiffs as class representatives or their counsel as class counsel. On July 30, 2007, plaintiffs’ counsel voluntarily withdrew their request for reconsideration of the April 5, 2007 Court order denying class certification and the Court heard oral argument on the plaintiffs’ motion to amend their complaint which OE has opposed. On August 2, 2007, the Court denied the plaintiffs’ motion to amend their complaint. The plaintiffs have appealed the Court’s denial of the motion for certification as a class action and motion to amend their complaint.

JCP&L's bargaining unit employees filed a grievance challenging JCP&L's 2002 call-out procedure that required bargaining unit employees to respond to emergency power outages. On May 20, 2004, an arbitration panel concluded that the call-out procedure violated the parties' collective bargaining agreement. At the conclusion of the June 1, 2005 hearing, the arbitration panel decided not to hear testimony on damages and closed the proceedings. On September 9, 2005, the arbitration panel issued an opinion to award approximately $16 million to the bargaining unit employees. On February 6, 2006, a federal district court granted a union motion to dismiss, as premature, a JCP&L appeal of the award filed on October 18, 2005. The arbitration panel provided additional rulings regarding damages during a September 2007 hearing and it is anticipated that he will issue a final order in late 2007. JCP&L intends to re-file an appeal again in federal district court once the damages associated with this case are identified at an individual employee level. JCP&L recognized a liability for the potential $16 million award in 2005.

If it were ultimately determined that FirstEnergy or its subsidiaries have legal liability or are otherwise made subject to liability based on the above matters, it could have a material adverse effect on FirstEnergy's or its subsidiaries' financial condition, results of operations and cash flows.

New Accounting Standards and Interpretations (Applicable to FES and each of the Companies)

SFAS 157 – “Fair Value Measurements”

In September 2006, the FASB issued SFAS 157 that establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This Statement addresses the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. The key changes to current practice are: (1) the definition of fair value which focuses on an exit price rather than entry price; (2) the methods used to measure fair value such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions and credit standing; and (3) the expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. FES and the Companies are currently evaluating the impact of this Statement on their financial statements.

SFAS 159 – “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”

In February 2007, the FASB issued SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value.  This Statement requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings.  The Standard also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  This guidance does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. FES and the Companies are currently evaluating the impact of this Statement on their financial statements.

EITF 06-11 – “Accounting for Income Tax Benefits of Dividends or Share-based Payment Awards”

In June 2007, the FASB released EITF 06-11, which provides guidance on the appropriate accounting for income tax benefits related to dividends earned on nonvested share units that are charged to retained earnings under SFAS 123(R).  The consensus requires that an entity recognize the realized tax benefit associated with the dividends on nonvested shares as an increase to additional paid-in capital (APIC). This amount should be included in the APIC pool, which is to be used when an entity’s estimate of forfeitures increases or actual forfeitures exceed its estimates, at which time the tax benefits in the APIC pool would be reclassified to the income statement.  The consensus is effective for income tax benefits of dividends declared during fiscal years beginning after December 15, 2007.  EITF 06-11 is not expected to have a material impact on FES’ or the Companies’ financial statements.

FSP FIN 39-1 – “Amendment of FASB Interpretation No. 39”

In April 2007, the FASB issued Staff Position (FSP) FIN 39-1, which permits an entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement as the derivative instruments.  This FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted. The effects of applying the guidance in this FSP should be recognized as a retrospective change in accounting principle for all financial statements presented. FES and the Companies are currently evaluating the impact of this FSP on their financial statements but it is not expected to have a material impact.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Information” in Item 2 above.

ITEM 4. CONTROLS AND PROCEDURES

(a)    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The applicable registrant's chief executive officer and chief financial officer have reviewed and evaluated the registrant's disclosure controls and procedures. The term disclosure controls and procedures means controls and other procedures of a registrant that are designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under that Act is accumulated and communicated to the registrant's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, those officers have concluded that the applicable registrant's disclosure controls and procedures are effective and were designed to bring to their attention material information relating to the registrant and its consolidated subsidiaries by others within those entities.

(b)    CHANGES IN INTERNAL CONTROLS

During the quarter ended September 30, 2007, there were no changes in the registrants' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Notes 10 and 11 of the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A.      RISK FACTORS

See Item 1A RISK FACTORS in Part I of the Form 10-K for the year ended December 31, 2006 for a discussion of the risk factors of FirstEnergy and the subsidiary registrants. For the quarter ended September 30, 2007, there have been no material changes to these risk factors.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   FirstEnergy

The table below includes information on a monthly basis regarding purchases made by FirstEnergy of its common stock.

	Period
	July 1-31,	August 1-31,	September 1-30,	Third
	2007	2007	2007	Quarter
Total Number of Shares Purchased (a)	29,656	83,448	253,701	366,805
Average Price Paid per Share	$66.00	$62.95	$61.85	$62.44
Total Number of Shares Purchased
As Part of Publicly Announced Plans
or Programs (b)	-	-	-	-
Maximum Number (or Approximate Dollar
Value) of Shares that May Yet Be
Purchased Under the Plans or Programs	1,629,890	1,629,890	1,629,890	1,629,890

(a)
Share amounts reflect purchases on the open market to satisfy FirstEnergy's obligations to deliver common stock under its Executive and Director Incentive Compensation Plan, Deferred Compensation Plan for Outside Directors, Executive Deferred Compensation Plan, Savings Plan and Stock Investment Plan. In addition, such amounts reflect shares tendered by employees to pay the exercise price or withholding taxes upon exercise of stock options granted under the Executive and Director Incentive Compensation Plan and shares purchased as part of publicly announced plans.

(b)
FirstEnergy publicly announced, on January 30, 2007, a plan to repurchase up to 16 million shares of its common stock through June 30, 2008. On March 2, 2007, FirstEnergy repurchased approximately 14.4 million shares, or 4.5%, of its outstanding common stock under this plan through an accelerated share repurchase program with an affiliate of Morgan Stanley and Co., Incorporated at an initial price of $62.63 per share.

ITEM 6.         EXHIBITS

Exhibit Number

FirstEnergy
10.1
Amendment to Agreement for Engineering, Procurement and Construction of Air Quality Control Systems by and between FirstEnergy Generation Corp. and Bechtel Power Corporation dated September 14, 2007 (Form 8-K dated September 18, 2007)*

10.2	FirstEnergy Corp. Executive Deferred Compensation Plan as amended September 18, 2007 (Form 8-K dated September 21, 2007)
10.3	FirstEnergy Corp. Supplemental Executive Retirement Plan as amended September 18, 2007 (Form 8-K dated September 21, 2007)
12	Fixed charge ratios
15	Letter from independent registered public accounting firm
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
FES
12	Fixed charge ratios
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
OE
12	Fixed charge ratios
15	Letter from independent registered public accounting firm
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
CEI
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
TE
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
JCP&L
12	Fixed charge ratios
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
Met-Ed
12	Fixed charge ratios
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
Penelec
4.1	Form of Pennsylvania Electric Company 6.05% Senior Notes due 2017 (incorporated by reference to a Form 8-K dated August 31, 2007)
10.1
Registration Rights Agreement, dated as of August 30, 2007, among Pennsylvania Electric Company and Citigroup Global Markets Inc., Lehman Brothers Inc. and Scotia Capital (USA) Inc., as representatives of the several initial purchasers named in the Purchase Agreement (incorporated by reference to a Form 8-K dated August 31, 2007)

12	Fixed charge ratios
15	Letter from independent registered public accounting firm
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
* Confidential treatment has been requested for certain portions of the Exhibit. Omitted portions have been filed separately with the SEC.

Pursuant to reporting requirements of respective financings, FirstEnergy, FES, OE, JCP&L, Met-Ed and Penelec are required to file fixed charge ratios as an exhibit to this Form 10-Q.

Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, neither FirstEnergy, FES, OE, CEI, TE, JCP&L, Met-Ed nor Penelec have filed as an exhibit to this Form 10-Q any instrument with respect to long-term debt if the respective total amount of securities authorized thereunder does not exceed 10% of its respective total assets, but each hereby agrees to furnish to the SEC on request any such documents.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 31, 2007

FIRSTENERGY CORP.
Registrant

FIRSTENERGY SOLUTIONS CORP.
Registrant

OHIO EDISON COMPANY
Registrant

THE CLEVELAND ELECTRIC
ILLUMINATING COMPANY
Registrant

THE TOLEDO EDISON COMPANY
Registrant

METROPOLITAN EDISON COMPANY
Registrant

PENNSYLVANIA ELECTRIC COMPANY
Registrant

/s/ Harvey L. Wagner
Harvey L. Wagner
Vice President, Controller
and Chief Accounting Officer

JERSEY CENTRAL POWER & LIGHT COMPANY
Registrant

/s/ Paulette R. Chatman
Paulette R. Chatman
Controller
(Principal Accounting Officer)