Form 10-Q/A
period 2008-03-31
CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; PENNSYLVANIA ELECTRIC CO; TOLEDO EDISON CO
filed 2008-11-25
CIK 20947, 73960, 77227, 352049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q/A

Amendment No. 1

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ( )	N/A
Accelerated Filer ( )	N/A
Non-accelerated Filer (Do not check if a smaller reporting company) (X)	Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company and Pennsylvania Electric Company

Smaller Reporting Company ( )	N/A

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ( ) No (X)	Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company and Pennsylvania Electric Company

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF MAY 8, 2008
Ohio Edison Company, no par value	60
The Cleveland Electric Illuminating Company, no par value	67,930,743
The Toledo Edison Company, $5 par value	29,402,054
Pennsylvania Electric Company, $20 par value	4,427,577

This combined Form 10-Q/A is separately filed by Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company and Pennsylvania Electric Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.

OMISSION OF CERTAIN INFORMATION

Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company and Pennsylvania Electric Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q/A with the reduced disclosure format specified in General Instruction H(2) to Form 10-Q.

Forward-Looking Statements: This Form 10-Q/A includes forward-looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements include declarations regarding management’s intents, beliefs and current expectations. These statements typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” “believe,” “estimate” and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

EXPLANATORY NOTE

This combined Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2008 is being filed by Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company and Pennsylvania Electric Company (the “registrants”) to correct common stock dividend payments reported in their respective consolidated statements of cash flows for the three months ended March 31, 2008, contained in Part I, Item 1, Consolidated Financial Statements. This correction does not affect the respective registrants’ previously reported consolidated statements of income and comprehensive income for the three months ended March 31, 2008 and consolidated balance sheets as of March 31, 2008 contained in the combined Form 10-Q for the quarter ended March 31, 2008, as originally filed on May 8, 2008 (the “original Form 10-Q”). Except for Part I, Items 1 and 4T and certain exhibits under Part II, Item 6, no other information included in the Form 10-Q as originally filed is being revised by, or repeated in this amendment.

As discussed under “Restatement of the Consolidated Statements of Cash Flows” in Note 1 to the revised Combined Notes Consolidated Financial Statements of the registrants included in the Form 10-Q/A, the registrants have restated their respective consolidated statements of cash flows to correct common stock dividend payments reported in cash flows from financing activities. The consolidated statements of cash flows for those registrants, as originally filed, erroneously did not reflect the payment of common stock dividends in the first quarter of 2008, which were declared in the third quarter of 2007. The corrections resulted in a corresponding change in operating liabilities - accounts payable, included in cash flows from operating activities.

The original Form 10-Q was a combined Form 10-Q representing separate filings by each of the registrants and their affiliates, FirstEnergy Corp., FirstEnergy Solutions Corp., Jersey Central Power & Light Company, Metropolitan Edison Company (the “affiliates”). However, this Form 10-Q/A constitutes an amendment only to Part I, Items 1 and 4T and Part II, Item 6 of the Original Form 10-Q filed by each registrant. In addition, information contained herein relating to any individual registrant is filed by such registrant on its own behalf and no registrant makes any representation as to information contained herein relating to any other registrant or any of the affiliates, including, but not limited to, any such information contained in the revised Combined Notes to Consolidated Financial Statements included herein.

Please note that the information contained in this Amendment No. 1, including the consolidated financial statements and notes thereto, does not reflect events occurring after the date of the original Form 10-Q filing on May 8, 2008, except to the extent described above.

TABLE OF CONTENTS

Pages
Glossary of Terms	ii-iv

Part I. Financial Information

Item 1. Financial Statements.	1

Ohio Edison Company

Report of Independent Registered Public Accounting Firm	2
Consolidated Statements of Income and Comprehensive Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5

The Cleveland Electric Illuminating Company

Report of Independent Registered Public Accounting Firm	6
Consolidated Statements of Income and Comprehensive Income	7
Consolidated Balance Sheets	8
Consolidated Statements of Cash Flows	9

The Toledo Edison Company

Report of Independent Registered Public Accounting Firm	10
Consolidated Statements of Income and Comprehensive Income	11
Consolidated Balance Sheets	12
Consolidated Statements of Cash Flows	13

Pennsylvania Electric Company

Report of Independent Registered Public Accounting Firm	14
Consolidated Statements of Income and Comprehensive Income	15
Consolidated Balance Sheets	16
Consolidated Statements of Cash Flows	17

Combined Notes to Consolidated Financial Statements	18-50

Item 4T. Controls and Procedures – OE, CEI, TE and Penelec.	51

Part II. Other Information

Item 6. Exhibits.	52

i

GLOSSARY OF TERMS

The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

ATSI	American Transmission Systems, Inc., owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
Companies	OE, CEI, TE, JCP&L, Met-Ed and Penelec
FENOC	FirstEnergy Nuclear Operating Company, operates nuclear generating facilities
FES	FirstEnergy Solutions Corp., provides energy-related products and services
FESC	FirstEnergy Service Company, provides legal, financial and other corporate support services
FGCO	FirstEnergy Generation Corp., owns and operates non-nuclear generating facilities
FirstEnergy	FirstEnergy Corp., a public utility holding company
GPU	GPU, Inc., former parent of JCP&L, Met-Ed and Penelec, which merged with FirstEnergy on November 7, 2001
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
JCP&L Transition Funding	JCP&L Transition Funding LLC, a Delaware limited liability company and issuer of transition bonds
JCP&L Transition Funding II	JCP&L Transition Funding II LLC, a Delaware limited liability company and issuer of transition bonds
Met-Ed	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
NGC	FirstEnergy Nuclear Generation Corp., owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
Penelec	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	Met-Ed, Penelec and Penn
PNBV	PNBV Capital Trust, a special purpose entity created by OE in 1996
Shippingport	Shippingport Capital Trust, a special purpose entity created by CEI and TE in 1997
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TEBSA	Termobarranquila S.A. Empresa de Servicios Publicos

The following abbreviations and acronyms are used to identify frequently used terms in this report:

AEP	American Electric Power Company, Inc.
AOCL	Accumulated Other Comprehensive Loss
AQC	Air Quality Control
ARB	Accounting Research Bulletin
ARO	Asset Retirement Obligation
ASM	Ancillary Services Market
BGS	Basic Generation Service
BPJ	Best Professional Judgment
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CBP	Competitive Bid Process
CO2	Carbon Dioxide
DFI	Demand for Information
DOJ	United States Department of Justice
DRA	Division of Ratepayer Advocate
EIS	Energy Independence Strategy
EITF	Emerging Issues Task Force
EMP	Energy Master Plan
EPA	United States Environmental Protection Agency
EPACT	Energy Policy Act of 2005
ESP	Electric Security Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
FIN 46R	FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities"

GLOSSARY OF TERMS, Cont’d.

FIN 47	FIN 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143"
FIN 48	FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”
FirstCom	First Communications, Inc.
FMB	First Mortgage Bonds
FSP	FASB Staff Position
FSP FAS 157-2	FSP FAS 157-2, “Effective Date of FASB Statement No. 157”
FTR	Financial Transmission Rights
GAAP	Accounting Principles Generally Accepted in the United States
GHG	Greenhouse Gases
ICE	Intercontinental Exchange
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
KWH	Kilowatt-hours
LIBOR	London Interbank Offered Rate
LOC	Letter of Credit
MEIUG	Met-Ed Industrial Users Group
MISO	Midwest Independent Transmission System Operator, Inc.
Moody’s	Moody’s Investors Service
MRO	Market Rate Offer
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NOPR	Notice of Proposed Rulemaking
NOV	Notice of Violation
NOX	Nitrogen Oxide
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NUG	Non-Utility Generation
NUGC	Non-Utility Generation Charge
NYMEX	New York Mercantile Exchange
OCA	Office of Consumer Advocate
OTC	Over the Counter
OVEC	Ohio Valley Electric Corporation
PCRB	Pollution Control Revenue Bond
PICA	Penelec Industrial Customer Alliance
PJM	PJM Interconnection L. L. C.
PLR	Provider of Last Resort
PPUC	Pennsylvania Public Utility Commission
PRP	Potentially Responsible Party
PSA	Power Supply Agreement
PUCO	Public Utilities Commission of Ohio
PUHCA	Public Utility Holding Company Act of 1935
RCP	Rate Certainty Plan
RECB	Regional Expansion Criteria and Benefits
RFP	Request for Proposal
RPM	Reliability Pricing Model
RSP	Rate Stabilization Plan
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Service
SBC	Societal Benefits Charge
SEC	U.S. Securities and Exchange Commission
SECA	Seams Elimination Cost Adjustment
SFAS	Statement of Financial Accounting Standards
SFAS 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS 123(R)	SFAS No. 123(R), "Share-Based Payment"
SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

GLOSSARY OF TERMS, Cont’d.

SFAS 141(R)	SFAS No 141(R), “Business Combinations”
SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”
SFAS 157	SFAS No. 157, “Fair Value Measurements”
SFAS 159	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”
SFAS 160	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51”
SFAS 161	SFAS No 161, “Disclosure about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”
SIP	State Implementation Plan(s) Under the Clean Air Act
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
TBC	Transition Bond Charge
TMI-1	Three Mile Island Unit 1
TMI-2	Three Mile Island Unit 2
TSC	Transmission Service Charge
VIE	Variable Interest Entity

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of Ohio Edison Company:

We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company and its subsidiaries as of March 31, 2008 and the related consolidated statements of income, comprehensive income and cash flows for each of the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, capitalization, common stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2008 financial statements to correct an error.

PricewaterhouseCoopers LLP Cleveland, Ohio May 7, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008.

OHIO EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,

	2008	2007
	(In thousands)

REVENUES:
Electric sales	$622,271	$594,344
Excise tax collections	30,378	31,254
Total revenues	652,649	625,598

EXPENSES:
Fuel	3,170	3,015
Purchased power	340,186	349,852
Nuclear operating costs	43,021	41,514
Other operating costs	94,135	88,486
Provision for depreciation	21,493	18,848
Amortization of regulatory assets	48,538	45,417
Deferral of new regulatory assets	(25,411)	(36,649)
General taxes	50,453	49,745
Total expenses	575,585	560,228

OPERATING INCOME	77,064	65,370

OTHER INCOME (EXPENSE):
Investment income	15,055	26,630
Miscellaneous income (expense)	(3,806)	373
Interest expense	(17,641)	(21,022)
Capitalized interest	110	110
Total other income (expense)	(6,282)	6,091

INCOME BEFORE INCOME TAXES	70,782	71,461

INCOME TAXES	26,873	17,426

NET INCOME	43,909	54,035

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(3,994)	(3,423)
Change in unrealized gain on available-for-sale securities	(7,571)	(126)
Other comprehensive loss	(11,565)	(3,549)
Income tax benefit related to other comprehensive loss	(4,262)	(1,503)
Other comprehensive loss, net of tax	(7,303)	(2,046)

TOTAL COMPREHENSIVE INCOME	$36,606	$51,989

The accompanying Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.

OHIO EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2008	2007
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$732	$732
Receivables-
Customers (less accumulated provisions of $7,870,000 and $8,032,000,
respectively, for uncollectible accounts)	266,360	248,990
Associated companies	179,875	185,437
Other (less accumulated provisions of $5,638,000 and $5,639,000,
respectively, for uncollectible accounts)	16,474	12,395
Notes receivable from associated companies	589,790	595,859
Prepayments and other	17,785	10,341
	1,071,016	1,053,754
UTILITY PLANT:
In service	2,804,505	2,769,880
Less - Accumulated provision for depreciation	1,106,174	1,090,862
	1,698,331	1,679,018
Construction work in progress	60,617	50,061
	1,758,948	1,729,079
OTHER PROPERTY AND INVESTMENTS:
Long-term notes receivable from associated companies	258,405	258,870
Investment in lease obligation bonds	253,747	253,894
Nuclear plant decommissioning trusts	119,948	127,252
Other	33,014	36,037
	665,114	676,053
DEFERRED CHARGES AND OTHER ASSETS:
Regulatory assets	709,969	737,326
Pension assets	235,933	228,518
Property taxes	65,520	65,520
Unamortized sale and leaseback costs	43,882	45,133
Other	44,640	48,075
	1,099,944	1,124,572
	$4,595,022	$4,583,458
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$334,656	$333,224
Short-term borrowings-
Associated companies	50,692	50,692
Other	2,609	2,609
Accounts payable-
Associated companies	155,654	174,088
Other	19,376	19,881
Accrued taxes	93,390	89,571
Accrued interest	16,459	22,378
Other	99,532	65,163
	772,368	757,606
CAPITALIZATION:
Common stockholder's equity-
Common stock, without par value, authorized 175,000,000 shares -
60 shares outstanding	1,220,368	1,220,512
Accumulated other comprehensive income	41,083	48,386
Retained earnings	351,186	307,277
Total common stockholder's equity	1,612,637	1,576,175
Long-term debt and other long-term obligations	839,107	840,591
	2,451,744	2,416,766
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	783,777	781,012
Accumulated deferred investment tax credits	15,990	16,964
Asset retirement obligations	95,009	93,571
Retirement benefits	176,597	178,343
Deferred revenues - electric service programs	36,821	46,849
Other	262,716	292,347
	1,370,910	1,409,086
COMMITMENTS AND CONTINGENCIES (Note 10)
	$4,595,022	$4,583,458

The accompanying Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these balance sheets.

OHIO EDISON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	Restated
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,909	$54,035
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	21,493	18,848
Amortization of regulatory assets	48,538	45,417
Deferral of new regulatory assets	(25,411)	(36,649)
Amortization of lease costs	32,934	32,934
Deferred income taxes and investment tax credits, net	6,866	(3,992)
Accrued compensation and retirement benefits	(19,482)	(16,794)
Pension trust contribution	-	(20,261)
Increase in operating assets-
Receivables	(27,496)	(102,469)
Prepayments and other current assets	(7,451)	(6,339)
Increase (decrease) in operating liabilities-
Accounts payable	(3,939)	42,095
Accrued taxes	2,991	(46,791)
Accrued interest	(5,919)	(6,812)
Electric service prepayment programs	(10,028)	(9,053)
Other	(2,066)	(3,283)
Net cash provided from (used for) operating activities	54,939	(59,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	-	77,473
Redemptions and Repayments-
Common stock	-	(500,000)
Long-term debt	(80)	(72)
Dividend Payments-
Common stock	(15,000)	-
Net cash used for financing activities	(15,080)	(422,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(49,011)	(29,888)
Sales of investment securities held in trusts	62,344	12,951
Purchases of investment securities held in trusts	(63,797)	(13,805)
Loan repayments from associated companies, net	6,534	511,082
Cash investments	147	168
Other	3,924	1,187
Net cash provided from (used for) investing activities	(39,859)	481,695

Net change in cash and cash equivalents	-	(18)
Cash and cash equivalents at beginning of period	732	712
Cash and cash equivalents at end of period	$732	$694

The accompanying Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors of
The Cleveland Electric Illuminating Company:

We have reviewed the accompanying consolidated balance sheet of The Cleveland Electric Illuminating Company and its subsidiaries as of March 31, 2008 and the related consolidated statements of income, comprehensive income and cash flows for each of the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, capitalization, common stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2008 financial statements to correct an error.

PricewaterhouseCoopers LLP Cleveland, Ohio May 7, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,

	2008	2007
	(In thousands)

REVENUES:
Electric sales	$418,708	$422,805
Excise tax collections	18,600	18,027
Total revenues	437,308	440,832

EXPENSES:
Fuel	-	13,191
Purchased power	193,244	180,657
Other operating costs	65,118	74,951
Provision for depreciation	19,076	18,468
Amortization of regulatory assets	38,256	33,129
Deferral of new regulatory assets	(29,248)	(33,957)
General taxes	40,083	38,894
Total expenses	326,529	325,333

OPERATING INCOME	110,779	115,499

OTHER INCOME (EXPENSE):
Investment income	9,188	17,687
Miscellaneous income	534	731
Interest expense	(32,520)	(35,740)
Capitalized interest	196	205
Total other expense	(22,602)	(17,117)

INCOME BEFORE INCOME TAXES	88,177	98,382

INCOME TAXES	30,326	34,833

NET INCOME	57,851	63,549

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(213)	1,202
Income tax expense related to other comprehensive income	281	355
Other comprehensive income (loss), net of tax	(494)	847

TOTAL COMPREHENSIVE INCOME	$57,357	$64,396

The accompanying Notes to Consolidated Financial Statements as they relate to The Cleveland Electric Illuminating
Company are an integral part of these statements.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2008	2007
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$241	$232
Receivables-
Customers (less accumulated provisions of $7,224,000 and $7,540,000,	266,701	251,000
respectively, for uncollectible accounts)
Associated companies	70,727	166,587
Other	3,643	12,184
Notes receivable from associated companies	54,679	52,306
Prepayments and other	1,728	2,327
	397,719	484,636
UTILITY PLANT:
In service	2,142,458	2,256,956
Less - Accumulated provision for depreciation	827,160	872,801
	1,315,298	1,384,155
Construction work in progress	40,834	41,163
	1,356,132	1,425,318
OTHER PROPERTY AND INVESTMENTS:
Investment in lessor notes	425,722	463,431
Other	10,275	10,285
	435,997	473,716
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	1,688,521	1,688,521
Regulatory assets	853,716	870,695
Pension assets	64,497	62,471
Property taxes	76,000	76,000
Other	32,735	32,987
	2,715,469	2,730,674
	$4,905,317	$5,114,344
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$207,281	$207,266
Short-term borrowings-
Associated companies	365,816	531,943
Accounts payable-
Associated companies	139,423	169,187
Other	6,169	5,295
Accrued taxes	118,102	94,991
Accrued interest	37,726	13,895
Other	35,044	34,350
	909,561	1,056,927
CAPITALIZATION:
Common stockholder's equity
Common stock, without par value, authorized 105,000,000 shares -
67,930,743 shares outstanding	873,353	873,536
Accumulated other comprehensive loss	(69,623)	(69,129)
Retained earnings	743,278	685,428
Total common stockholder's equity	1,547,008	1,489,835
Long-term debt and other long-term obligations	1,447,980	1,459,939
	2,994,988	2,949,774
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	719,938	725,523
Accumulated deferred investment tax credits	18,102	18,567
Retirement benefits	94,322	93,456
Deferred revenues - electric service programs	21,297	27,145
Lease assignment payable to associated companies	38,420	131,773
Other	108,689	111,179
	1,000,768	1,107,643
COMMITMENTS AND CONTINGENCIES (Note 10)
	$4,905,317	$5,114,344

The accompanying Notes to Consolidated Financial Statements as they relate to The Cleveland Electric Illuminating
Company are an integral part of these balance sheets.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
	Restated
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,851	$63,549
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	19,076	18,468
Amortization of regulatory assets	38,256	33,129
Deferral of new regulatory assets	(29,248)	(33,957)
Deferred rents and lease market valuation liability	-	(46,528)
Deferred income taxes and investment tax credits, net	(4,965)	(5,453)
Accrued compensation and retirement benefits	(3,507)	(890)
Pension trust contribution	-	(24,800)
Decrease in operating assets-
Receivables	90,280	224,011
Prepayments and other current assets	604	592
Increase (decrease) in operating liabilities-
Accounts payable	1,111	(256,808)
Accrued taxes	23,196	13,959
Accrued interest	23,831	18,122
Electric service prepayment programs	(5,847)	(5,313)
Other	(63)	(167)
Net cash provided from (used for) operating activities	210,575	(2,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	-	247,715
Redemptions and Repayments-
Long-term debt	(165)	(150)
Short-term borrowings, net	(177,960)	(130,585)
Dividend Payments-
Common stock	(30,000)	(24,000)
Net cash provided from (used for) financing activities	(208,125)	92,980

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(37,203)	(36,682)
Loans to associated companies, net	(2,373)	(231,907)
Collection of principal on long-term notes receivable	-	133,341
Redemptions of lessor notes	37,709	35,614
Other	(574)	9,294
Net cash used for investing activities	(2,441)	(90,340)

Net increase in cash and cash equivalents	9	554
Cash and cash equivalents at beginning of period	232	221
Cash and cash equivalents at end of period	$241	$775

The accompanying Notes to Consolidated Financial Statements as they relate to The Cleveland Electric Illuminating
Company are an integral part of these statements.

 Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of The Toledo Edison Company:

We have reviewed the accompanying consolidated balance sheet of The Toledo Edison Company and its subsidiary as of March 31, 2008 and the related consolidated statements of income, comprehensive income and cash flows for each of the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, capitalization, common stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2008 financial statements to correct an error.

PricewaterhouseCoopers LLP Cleveland, Ohio May 7, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008.

THE TOLEDO EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,

	2008	2007
	(In thousands)

REVENUES:
Electric sales	$203,669	$233,056
Excise tax collections	8,025	7,400
Total revenues	211,694	240,456

EXPENSES:
Fuel	1,482	10,147
Purchased power	101,298	96,169
Nuclear operating costs	10,457	17,721
Other operating costs	33,390	42,921
Provision for depreciation	9,025	9,117
Amortization of regulatory assets	25,025	23,876
Deferral of new regulatory assets	(9,494)	(13,481)
General taxes	14,377	13,734
Total expenses	185,560	200,204

OPERATING INCOME	26,134	40,252

OTHER INCOME (EXPENSE):
Investment income	6,481	7,225
Miscellaneous expense	(1,514)	(3,100)
Interest expense	(6,035)	(7,503)
Capitalized interest	37	83
Total other expense	(1,031)	(3,295)

INCOME BEFORE INCOME TAXES	25,103	36,957

INCOME TAXES	8,088	11,097

NET INCOME	17,015	25,860

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(63)	573
Change in unrealized gain on available-for-sale securities	1,961	379
Other comprehensive income	1,898	952
Income tax expense related to other comprehensive income	728	334
Other comprehensive income, net of tax	1,170	618

TOTAL COMPREHENSIVE INCOME	$18,185	$26,478

The accompanying Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.

THE TOLEDO EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2008	2007
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$213	$22
Receivables-
Customers	966	449
Associated companies	42,232	88,796
Other (less accumulated provisions of $471,000 and $615,000,
respectively, for uncollectible accounts)	4,241	3,116
Notes receivable from associated companies	107,664	154,380
Prepayments and other	684	865
	156,000	247,628
UTILITY PLANT:
In service	854,457	931,263
Less - Accumulated provision for depreciation	397,670	420,445
	456,787	510,818
Construction work in progress	28,735	19,740
	485,522	530,558
OTHER PROPERTY AND INVESTMENTS:
Investment in lessor notes	142,657	154,646
Long-term notes receivable from associated companies	37,457	37,530
Nuclear plant decommissioning trusts	69,491	66,759
Other	1,734	1,756
	251,339	260,691
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	500,576	500,576
Regulatory assets	187,579	203,719
Pension assets	29,420	28,601
Property taxes	21,010	21,010
Other	28,959	20,496
	767,544	774,402
	$1,660,405	$1,813,279
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$34	$34
Accounts payable-
Associated companies	56,448	245,215
Other	3,973	4,449
Notes payable to associated companies	66,217	13,396
Accrued taxes	37,085	30,245
Lease market valuation liability	36,900	36,900
Other	51,563	22,747
	252,220	352,986
CAPITALIZATION:
Common stockholder's equity-
Common stock, $5 par value, authorized 60,000,000 shares -
29,402,054 shares outstanding	147,010	147,010
Other paid-in capital	173,141	173,169
Accumulated other comprehensive loss	(9,436)	(10,606)
Retained earnings	192,633	175,618
Total common stockholder's equity	503,348	485,191
Long-term debt and other long-term obligations	303,392	303,397
	806,740	788,588
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	99,732	103,463
Accumulated deferred investment tax credits	9,967	10,180
Lease market valuation liability	300,775	310,000
Retirement benefits	64,422	63,215
Asset retirement obligations	28,744	28,366
Deferred revenues - electric service programs	9,969	12,639
Lease assignment payable to associated companies	28,835	83,485
Other	59,001	60,357
	601,445	671,705
COMMITMENTS AND CONTINGENCIES (Note 10)
	$1,660,405	$1,813,279

The accompanying Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these balance sheets.

THE TOLEDO EDISON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
	Restated
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,015	$25,860
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	9,025	9,117
Amortization of regulatory assets	25,025	23,876
Deferral of new regulatory assets	(9,494)	(13,481)
Deferred rents and lease market valuation liability	6,099	(10,891)
Deferred income taxes and investment tax credits, net	(3,404)	(3,639)
Accrued compensation and retirement benefits	(1,813)	(756)
Pension trust contribution	-	(7,659)
Decrease in operating assets-
Receivables	45,738	158
Prepayments and other current assets	181	312
Increase (decrease) in operating liabilities-
Accounts payable	(174,243)	(17,533)
Accrued taxes	6,840	9,379
Accrued interest	4,663	3,951
Electric service prepayment programs	(2,670)	(2,616)
Other	991	(541)
Net cash provided from (used for) operating activities	(76,047)	15,537

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	52,821	-
Redemptions and Repayments-
Long-term debt	(9)	-
Short-term borrowings, net	-	(46,518)
Dividend Payments-
Common stock	(15,000)	-
Net cash provided from (used for) financing activities	37,812	(46,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(19,435)	(6,064)
Loans repayments from (loans to) associated companies, net	46,789	(8,583)
Collection of principal on long-term notes receivable	-	32,202
Redemption of lessor notes	11,989	14,804
Sales of investment securities held in trusts	3,908	16,863
Purchases of investment securities held in trusts	(4,715)	(17,642)
Other	(110)	(420)
Net cash provided from investing activities	38,426	31,160

Net increase in cash and cash equivalents	191	179
Cash and cash equivalents at beginning of period	22	22
Cash and cash equivalents at end of period	$213	$201

The accompanying Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of Pennsylvania Electric Company:

We have reviewed the accompanying consolidated balance sheet of Pennsylvania Electric Company and its subsidiaries as of March 31, 2008 and the related consolidated statements of income, comprehensive income and cash flows for each of the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, capitalization, common stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2008 financial statements to correct an error.

PricewaterhouseCoopers LLP Cleveland, Ohio May 7, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008.

PENNSYLVANIA ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,

	2008	2007

	(In thousands)

REVENUES:
Electric sales	$376,028	$339,226
Gross receipts tax collections	19,464	16,680
Total revenues	395,492	355,906

EXPENSES:
Purchased power	221,234	200,842
Other operating costs	71,077	59,461
Provision for depreciation	12,516	11,777
Amortization of regulatory assets	16,346	15,394
Deferral of new regulatory assets	(3,526)	(17,088)
General taxes	21,855	19,851
Total expenses	339,502	290,237

OPERATING INCOME	55,990	65,669

OTHER INCOME (EXPENSE):
Miscellaneous income (expense)	(191)	1,417
Interest expense	(15,322)	(11,337)
Capitalized interest	(806)	258
Total other expense	(16,319)	(9,662)

INCOME BEFORE INCOME TAXES	39,671	56,007

INCOME TAXES	18,279	24,263

NET INCOME	21,392	31,744

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(3,473)	(2,825)
Unrealized gain on derivative hedges	16	16
Change in unrealized gain on available-for-sale securities	11	(3)
Other comprehensive loss	(3,446)	(2,812)
Income tax benefit related to other comprehensive loss	(1,506)	(1,298)
Other comprehensive loss, net of tax	(1,940)	(1,514)

TOTAL COMPREHENSIVE INCOME	$19,452	$30,230

The accompanying Notes to Consolidated Financial Statements as they relate to Pennsylvania Electric Company are an integral part of these statements.

PENNSYLVANIA ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2008	2007
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43	$46
Receivables-
Customers (less accumulated provisions of $4,201,000 and $3,905,000,
respectively, for uncollectible accounts)	141,316	137,455
Associated companies	23,396	22,014
Other	28,833	19,529
Notes receivable from associated companies	16,923	16,313
Prepaid gross receipts taxes	41,242	-
Other	2,426	3,077
	254,179	198,434
UTILITY PLANT:
In service	2,230,667	2,219,002
Less - Accumulated provision for depreciation	843,500	838,621
	1,387,167	1,380,381
Construction work in progress	33,727	24,251
	1,420,894	1,404,632
OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	132,152	137,859
Non-utility generation trusts	113,958	112,670
Other	536	531
	246,646	251,060
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	777,616	777,904
Pension assets	69,405	66,111
Other	29,770	33,893
	876,791	877,908
	$2,798,510	$2,732,034
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Short-term borrowings-
Associated companies	$183,102	$214,893
Other	150,000	-
Accounts payable-
Associated companies	61,476	83,359
Other	50,516	51,777
Accrued taxes	9,302	15,111
Accrued interest	13,677	13,167
Other	23,330	25,311
	491,403	403,618
CAPITALIZATION:
Common stockholder's equity-
Common stock, $20 par value, authorized 5,400,000 shares-
4,427,577 shares outstanding	88,552	88,552
Other paid-in capital	920,265	920,616
Accumulated other comprehensive income	3,006	4,946
Retained earnings	79,336	57,943
Total common stockholder's equity	1,091,159	1,072,057
Long-term debt and other long-term obligations	732,465	777,243
	1,823,624	1,849,300
NONCURRENT LIABILITIES:
Regulatory liabilities	67,347	73,559
Accumulated deferred income taxes	220,500	210,776
Retirement benefits	41,644	41,298
Asset retirement obligations	83,129	81,849
Other	70,863	71,634
	483,483	479,116
COMMITMENTS AND CONTINGENCIES (Note 10)
	$2,798,510	$2,732,034

The accompanying Notes to Consolidated Financial Statements as they relate to Pennsylvania Electric Company are an integral part of these balance sheets.

PENNSYLVANIA ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
	Restated
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,392	$31,744
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	12,516	11,777
Amortization of regulatory assets	16,346	15,394
Deferral of new regulatory assets	(3,526)	(17,088)
Deferred costs recoverable as regulatory assets	(8,403)	(18,433)
Deferred income taxes and investment tax credits, net	10,541	13,366
Accrued compensation and retirement benefits	(10,488)	(8,786)
Cash collateral	301	1,450
Pension trust contribution	-	(13,436)
Increase in operating assets-
Receivables	(13,701)	(30,050)
Prepayments and other current assets	(40,591)	(36,225)
Increase (Decrease) in operating liabilities-
Accounts payable	(3,144)	(46,168)
Accrued taxes	(5,809)	(9,152)
Accrued interest	510	5,518
Other	4,991	3,920
Net cash used for operating activities	(19,065)	(96,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	118,209	119,361
Redemptions and Repayments
Long-term debt	(45,112)	-
Dividend Payments-
Common stock	(20,000)	-
Net cash provided from financing activities	53,097	119,361

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(28,902)	(20,404)
Sales of investment securities held in trusts	24,407	12,758
Purchases of investment securities held in trusts	(29,083)	(15,509)
Loan repayments from (loans to) associated companies, net	(610)	708
Other	153	(747)
Net cash used for investing activities	(34,035)	(23,194)

Net decrease in cash and cash equivalents	(3)	(2)
Cash and cash equivalents at beginning of period	46	44
Cash and cash equivalents at end of period	$43	$42

The accompanying Notes to Consolidated Financial Statements as they relate to Pennsylvania Electric Company are an integral part of these statements.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     ORGANIZATION AND BASIS OF PRESENTATION

FirstEnergy is a diversified energy company that holds, directly or indirectly, all of the outstanding common stock of its principal subsidiaries: OE, CEI, TE, Penn (a wholly owned subsidiary of OE), ATSI, JCP&L, Met-Ed, Penelec, FENOC, FES and its subsidiaries FGCO and NGC, and FESC.

FirstEnergy and its subsidiaries follow GAAP and comply with the regulations, orders, policies and practices prescribed by the SEC, the FERC and, as applicable, the PUCO, the PPUC and the NJBPU. The preparation of financial statements in conformity with GAAP requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The reported results of operations are not indicative of results of operations for any future period.

These statements should be read in conjunction with the financial statements and notes included in the combined Annual Report on Form 10-K for the year ended December 31, 2007 for FirstEnergy, FES and the Companies. The consolidated unaudited financial statements of FirstEnergy, FES and each of the Companies reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present results of operations for the interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. Unless otherwise indicated, defined terms used herein have the meanings set forth in the accompanying Glossary of Terms.

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

The consolidated financial statements as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated May 7, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008) is included herein. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

Restatement of the Consolidated Statements of Cash Flows

OE, CEI, TE and Penelec are restating their respective Consolidated Statements of Cash Flows for the three months ended March 31, 2008, to correct common stock dividend payments reported in cash flows from financing activities. The consolidated statements of cash flows for those registrants, as originally filed, erroneously did not reflect the payment of common stock dividends in the first quarter of 2008, which were declared in the third quarter of 2007.  The corrections resulted in a corresponding change in operating liabilities - accounts payable, included in cash flows from operating activities.

This correction does not affect the respective registrants’ previously reported consolidated statements of income and comprehensive income for the three months ended March 31, 2008 and consolidated balance sheets as of March 31, 2008 contained in the combined Form 10-Q for the quarter ended March 31, 2008, as originally filed on May 8, 2008.

The effects of the corrections on OE’s, CEI’s, TE’s and Penelec’s Consolidated Statements of Cash Flows for the three months ended March 31, 2008 are as follows:

OE

	Three Months
	Ended March 31, 2008
	As Previously	As
	Reported	Restated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,909	$43,909
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	21,493	21,493
Amortization of regulatory assets	48,538	48,538
Deferral of new regulatory assets	(25,411)	(25,411)
Amortization of lease costs	32,934	32,934
Deferred income taxes and investment tax credits, net	6,866	6,866
Accrued compensation and retirement benefits	(19,482)	(19,482)
Increase in operating assets-
Receivables	(27,496)	(27,496)
Prepayments and other current assets	(7,451)	(7,451)
Increase (decrease) in operating liabilities-
Accounts payable	(18,939)	(3,939)
Accrued taxes	2,991	2,991
Accrued interest	(5,919)	(5,919)
Electric service prepayment programs	(10,028)	(10,028)
Other	(2,066)	(2,066)
Net cash provided from operating activities	39,939	54,939

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions and Repayments-
Long-term debt	(80)	(80)
Dividend Payments-
Common stock	-	(15,000)
Net cash used for financing activities	(80)	(15,080)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(49,011)	(49,011)
Sales of investment securities held in trusts	62,344	62,344
Purchases of investment securities held in trusts	(63,797)	(63,797)
Loan repayments from associated companies, net	6,534	6,534
Cash investments	147	147
	3,924	3,924
Net cash used for investing activities	(39,859)	(39,859)

Net change in cash and cash equivalents	$-	$-

CEI

	Three Months
	Ended March 31, 2008
	As Previously	As
	Reported	Restated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,851	$57,851
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	19,076	19,076
Amortization of regulatory assets	38,256	38,256
Deferral of new regulatory assets	(29,248)	(29,248)
Deferred rents and lease market valuation liability	-	-
Deferred income taxes and investment tax credits, net	(4,965)	(4,965)
Accrued compensation and retirement benefits	(3,507)	(3,507)
Decrease in operating assets-
Receivables	90,280	90,280
Prepayments and other current assets	604	604
Increase (decrease) in operating liabilities-
Accounts payable	(28,889)	1,111
Accrued taxes	23,196	23,196
Accrued interest	23,831	23,831
Electric service prepayment programs	(5,847)	(5,847)
Other	(63)	(63)
Net cash provided from operating activities	180,575	210,575

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions and Repayments-
Long-term debt	(165)	(165)
Short-term borrowings, net	(177,960)	(177,960)
Dividend Payments-
Common stock	-	(30,000)
Net cash used for financing activities	(178,125)	(208,125)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(37,203)	(37,203)
Loans to associated companies, net	(2,373)	(2,373)
Redemptions of lessor notes	37,709	37,709
Other	(574)	(574)
Net cash used for investing activities	(2,441)	(2,441)

Net increase in cash and cash equivalents	$9	$9

TE

	Three Months
	Ended March 31, 2008
	As Previously	As
	Reported	Restated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,015	$17,015
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	9,025	9,025
Amortization of regulatory assets	25,025	25,025
Deferral of new regulatory assets	(9,494)	(9,494)
Deferred rents and lease market valuation liability	6,099	6,099
Deferred income taxes and investment tax credits, net	(3,404)	(3,404)
Accrued compensation and retirement benefits	(1,813)	(1,813)
Decrease in operating assets-
Receivables	45,738	45,738
Prepayments and other current assets	181	181
Increase (decrease) in operating liabilities-
Accounts payable	(189,243)	(174,243)
Accrued taxes	6,840	6,840
Accrued interest	4,663	4,663
Electric service prepayment programs	(2,670)	(2,670)
Other	991	991
Net cash used for operating activities	(91,047)	(76,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	52,821	52,821
Redemptions and Repayments-
Long-term debt	(9)	(9)
Dividend Payments-
Common stock	-	(15,000)
Net cash provided from financing activities	52,812	37,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(19,435)	(19,435)
Loans repayments from (loans to) associated companies, net	46,789	46,789
Redemption of lessor notes	11,989	11,989
Sales of investment securities held in trusts	3,908	3,908
Purchases of investment securities held in trusts	(4,715)	(4,715)
Other	(110)	(110)
Net cash provided from investing activities	38,426	38,426

Net increase in cash and cash equivalents	$191	$191

PENELEC

	Three Months
	Ended March 31, 2008
	As Previously	As
	Reported	Restated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,392	$21,392
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	12,516	12,516
Amortization of regulatory assets	16,346	16,346
Deferral of new regulatory assets	(3,526)	(3,526)
Deferred costs recoverable as regulatory assets	(8,403)	(8,403)
Deferred income taxes and investment tax credits, net	10,541	10,541
Accrued compensation and retirement benefits	(10,488)	(10,488)
Cash collateral	301	301
Increase in operating assets-
Receivables	(13,701)	(13,701)
Prepayments and other current assets	(40,591)	(40,591)
Increase (Decrease) in operating liabilities-
Accounts payable	(23,144)	(3,144)
Accrued taxes	(5,809)	(5,809)
Accrued interest	510	510
Other	4,991	4,991
Net cash used for operating activities	(39,065)	(19,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	118,209	118,209
Redemptions and Repayments
Long-term debt	(45,112)	(45,112)
Dividend Payments-
Common stock	-	(20,000)
Net cash provided from financing activities	73,097	53,097

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(28,902)	(28,902)
Sales of investment securities held in trusts	24,407	24,407
Purchases of investment securities held in trusts	(29,083)	(29,083)
Loans to associated companies, net	(610)	(610)
Other	153	153
Net cash used for investing activities	(34,035)	(34,035)

Net decrease in cash and cash equivalents	$(3)	$(3)

2.  EARNINGS PER SHARE

Basic earnings per share of common stock is computed using the weighted average of actual common shares outstanding during the respective period as the denominator. The denominator for diluted earnings per share of common stock reflects the weighted average of common shares outstanding plus the potential additional common shares that could result if dilutive securities and other agreements to issue common stock were exercised. The pool of stock-based compensation tax benefits is calculated in accordance with SFAS 123(R). On March 2, 2007, FirstEnergy repurchased approximately 14.4 million shares, or 4.5%, of its outstanding common stock through an accelerated share repurchase program at an initial price of approximately $900 million. A final purchase price adjustment of $51 million was settled in cash on December 13, 2007. The following table reconciles basic and diluted earnings per share of common stock:

Reconciliation of Basic and Diluted	Three Months Ended March 31,
Earnings per Share of Common Stock	2008	2007
	(In millions, except per share amounts)
Net income	$276	$290

Average shares of common stock outstanding – Basic	304	314
Assumed exercise of dilutive stock options and awards	3	2
Average shares of common stock outstanding – Dilutive	307	316

Basic earnings per share of common stock	$0.91	$0.92
Diluted earnings per share of common stock	$0.90	$0.92

3.  DIVESTITURES AND DISCONTINUED OPERATIONS

On March 7, 2008, FirstEnergy sold certain telecommunication assets, resulting in a net after-tax gain of $19.3 million. As a result of the sale, FirstEnergy adjusted goodwill by $1 million for the former GPU companies due to the realization of tax benefits that had been reserved in purchase accounting. The sale of assets did not meet the criteria for classification as discontinued operations as of March 31, 2008.

4.  FAIR VALUE MEASURES

Effective January 1, 2008, FirstEnergy adopted SFAS 157, which provides a framework for measuring fair value under GAAP and, among other things, requires enhanced disclosures about assets and liabilities recognized at fair value. FirstEnergy also adopted SFAS 159 on January 1, 2008, which provides the option to measure certain financial assets and financial liabilities at fair value. FirstEnergy has analyzed its financial assets and financial liabilities within the scope of SFAS 159 and, as of March 31, 2008, has elected not to record eligible assets and liabilities at fair value.

As defined in SFAS 157, fair value is the price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between willing market participants on the measurement date. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those where transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. FirstEnergy’s Level 1 assets and liabilities primarily consist of exchange-traded derivatives and equity securities listed on active exchanges that are held in various trusts.

Level 2 – Pricing inputs are either directly or indirectly observable in the market as of the reporting date, other than quoted prices in active markets included in Level 1. FirstEnergy’s Level 2 consists primarily of investments in debt securities held in various trusts and commodity forwards. Additionally, Level 2 includes those financial instruments that are valued using models or other valuation methodologies based on assumptions that are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Instruments in this category include non-exchange-traded derivatives such as forwards and certain interest rate swaps.

Level 3 – Pricing inputs include inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. FirstEnergy develops its view of the future market price of key commodities through a combination of market observation and assessment (generally for the short term) and fundamental modeling (generally for the longer term). Key fundamental electricity model inputs are generally directly observable in the market or derived from publicly available historic and forecast data. Some key inputs reflect forecasts published by industry leading consultants who generally employ similar fundamental modeling approaches. Fundamental model inputs and results, as well as the selection of consultants, reflect the consensus of appropriate FirstEnergy management. Level 3 instruments include those that may be more structured or otherwise tailored to customers’ needs. FirstEnergy’s Level 3 instruments consist of NUG contracts.

FirstEnergy utilizes market data and assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs.

The following table sets forth FirstEnergy’s financial assets and financial liabilities that are accounted for at fair value by level within the fair value hierarchy as of March 31, 2008. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. FirstEnergy’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Derivatives	$4	$98	$-	$102
Nuclear decommissioning trusts(1)	1,070	953	-	2,023
Other investments(2)	21	303	-	324
Total	$1,095	$1,354	$-	$2,449

Liabilities:
Derivatives	$-	$98	$-	$98
NUG contracts(3)	-	-	682	682
Total	$-	$98	$682	$780

(1)	Balance excludes $2 million of receivables, payables and accrued income.
(2)	Excludes $318 million of the cash surrender value of life insurance contracts.
(3)	NUG contracts are completely offset by regulatory assets.

The determination of the above fair value measures takes into consideration various factors required under SFAS 157. These factors include the credit standing of the counterparties involved, the impact of credit enhancements (such as cash deposits, LOCs and priority interests) and the impact of nonperformance risk.

Exchange-traded derivative contracts, which include some futures and options, are generally based on unadjusted quoted market prices in active markets and are classified within Level 1. Forwards, options and swap contracts that are not exchange-traded are classified as Level 2 as the fair values of these items are based on ICE quotes or market transactions in the OTC markets. In addition, complex or longer term structured transactions can introduce the need for internally-developed model inputs that may not be observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is classified as Level 3.

Nuclear decommissioning trusts consist of equity securities listed on active exchanges classified as Level 1 and various debt securities and collective trusts classified as Level 2. Other investments represent the NUG trusts, spent nuclear fuel trusts and rabbi trust investments, which primarily consist of various debt securities and collective trusts classified as Level 2.

The following table sets forth a reconciliation of changes in the fair value of NUG contracts classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2008 (in millions):

Balance as of January 1, 2008	$750
Realized and unrealized gains (losses)(1)	(58)
Purchases, sales, issuances and settlements, net(1)	(10)
Net transfers to (from) Level 3	-
Balance as of March 31, 2008	$682

Change in unrealized gains (losses) relating to
instruments held as of March 31, 2008	$(58)

(1) Changes in the fair value of NUG contracts are completely offset by regulatory assets and do not impact earnings.

Under FSP FAS 157-2, FirstEnergy has elected to defer, for one year, the election of SFAS 157 for financial assets and financial liabilities measured at fair value on a non-recurring basis. FirstEnergy is currently evaluating the impact of FAS 157 on those financial assets and financial liabilities measured at fair value on a non-recurring basis.

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

FirstEnergy accounts for derivative instruments on its Consolidated Balance Sheet at their fair value unless they meet the normal purchases and normal sales criteria. Derivatives that meet those criteria are accounted for at cost. The changes in the fair value of derivative instruments that do not meet the normal purchases and normal sales criteria are recorded as other expense, as AOCL, or as part of the value of the hedged item, depending on whether or not it is designated as part of a hedge transaction, the nature of the hedge transaction and hedge effectiveness. FirstEnergy does not offset fair value for the right to reclaim collateral or the obligation to return collateral.

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

The net deferred losses of $84 million included in AOCL as of March 31, 2008, for derivative hedging activity, as compared to $75 million as of December 31, 2007, resulted from a net $21 million increase related to current hedging activity and a $12 million decrease due to net hedge losses reclassified to earnings during the three months ended March 31, 2008. Based on current estimates, approximately $19 million (after tax) of the net deferred losses on derivative instruments in AOCL as of March 31, 2008 are expected to be reclassified to earnings during the next twelve months as hedged transactions occur. The fair value of these derivative instruments fluctuate from period to period based on various market factors.

FirstEnergy has entered into swaps that have been designated as fair value hedges of fixed-rate, long-term debt issues to protect against the risk of changes in the fair value of fixed-rate debt instruments due to lower interest rates. Swap maturities, call options, fixed interest rates received, and interest payment dates match those of the underlying debt obligations. As of March 31, 2008, FirstEnergy had interest rate swaps with an aggregate notional value of $250 million and a fair value of $5 million.

During 2007 and the first three months of 2008, FirstEnergy entered into several forward starting swap agreements (forward swaps) in order to hedge a portion of the consolidated interest rate risk associated with the anticipated issuance of variable-rate, short-term debt and fixed-rate, long-term debt securities by one or more of its subsidiaries as outstanding debt matures during 2008 and 2009. These derivatives are treated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury and LIBOR rates between the date of hedge inception and the date of the debt issuance. During the first three months of 2008, FirstEnergy terminated swaps with a notional value of $300 million and entered into swaps with a notional value of $500 million. FirstEnergy paid $18 million related to the terminations, $1 million of which was deemed ineffective and recognized in current period earnings. FirstEnergy will recognize the remaining $17 million loss over the life of the associated future debt. As of March 31, 2008, FirstEnergy had forward swaps with an aggregate notional amount of $600 million and a fair value of $(8) million.

6.  ASSET RETIREMENT OBLIGATIONS

FirstEnergy has recognized applicable legal obligations under SFAS 143 for nuclear power plant decommissioning, reclamation of a sludge disposal pond and closure of two coal ash disposal sites. In addition, FirstEnergy has recognized conditional retirement obligations (primarily for asbestos remediation) in accordance with FIN 47.

The ARO liability of $1.3 billion as of March 31, 2008 is primarily related to the future nuclear decommissioning of the Beaver Valley, Davis-Besse, Perry and TMI-2 nuclear generating facilities. FirstEnergy utilized an expected cash flow approach to measure the fair value of the nuclear decommissioning ARO.

FirstEnergy maintains nuclear decommissioning trust funds that are legally restricted for purposes of settling the nuclear decommissioning ARO. As of March 31, 2008, the fair value of the decommissioning trust assets was approximately $2.0 billion.

The following tables analyze changes to the ARO balance during the first quarters of 2008 and 2007, respectively.

ARO Reconciliation	FirstEnergy	FES	OE	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Balance, January 1, 2008	$1,267	$810	$94	$2	$28	$90	$161	$82
Liabilities incurred	-	-	-	-	-	-	-	-
Liabilities settled	-	-	-	-	-	-	-	-
Accretion	20	14	1	-	1	1	2	1
Revisions in estimated cash flows	-	-	-	-	-	-	-	-
Balance, March 31, 2008	$1,287	$824	$95	$2	$29	$91	$163	$83

Balance, January 1, 2007	$1,190	$760	$88	$2	$27	$84	$151	$77
Liabilities incurred	-	-	-	-	-	-	-	-
Liabilities settled	-	-	-	-	-	-	-	-
Accretion	18	12	1	-	-	2	2	1
Revisions in estimated cash flows	-	-	-	-	-	-	-	-
Balance, March 31, 2007	$1,208	$772	$89	$2	$27	$86	$153	$78

7.  PENSION AND OTHER POSTRETIREMENT BENEFITS

FirstEnergy provides noncontributory defined benefit pension plans that cover substantially all of its employees and those of its subsidiaries. The trusteed plans provide defined benefits based on years of service and compensation levels. FirstEnergy’s funding policy is based on actuarial computations using the projected unit credit method. FirstEnergy uses a December 31 measurement date for its pension and other postretirement benefit plans. The fair value of the plan assets represents the actual market value as of December 31, 2007. FirstEnergy also provides a minimum amount of noncontributory life insurance to retired employees in addition to optional contributory insurance. Health care benefits, which include certain employee contributions, deductibles and co-payments, are available upon retirement to employees hired prior to January 1, 2005, their dependents and, under certain circumstances, their survivors. FirstEnergy recognizes the expected cost of providing pension benefits and other postretirement benefits from the time employees are hired until they become eligible to receive those benefits. In addition, FirstEnergy has obligations to former or inactive employees after employment, but before retirement, for disability-related benefits.

The components of FirstEnergy's net periodic pension cost and other postretirement benefit cost (including amounts capitalized) for the three months ended March 31, 2008 and 2007, consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	2008	2007	2008	2007
	(In millions)
Service cost	$21	$21	$5	$5
Interest cost	72	71	18	17
Expected return on plan assets	(115)	(112)	(13)	(13)
Amortization of prior service cost	2	2	(37)	(37)
Recognized net actuarial loss	1	10	12	12
Net periodic cost (credit)	$(19)	$(8)	$(15)	$(16)

Pension and postretirement benefit obligations are allocated to FirstEnergy’s subsidiaries employing the plan participants. The Companies capitalize employee benefits related to construction projects. The net periodic pension costs and net periodic postretirement benefit costs (including amounts capitalized) recognized by each of the Companies for the three months ended March 31, 2008 and 2007 were as follows:

	Pension Benefit Cost (Credit)		Other Postretirement Benefit Cost (Credit)
	2008	2007	2008	2007
	(In millions)
FES	$4	$-	$(2)	$-
OE	(7)	(4)	(2)	(3)
CEI	(1)	-	1	1
TE	(1)	-	1	1
JCP&L	(4)	(2)	(4)	(4)
Met-Ed	(3)	(2)	(3)	(2)
Penelec	(3)	(3)	(3)	(3)
Other FirstEnergy subsidiaries	(4)	3	(3)	(6)
	$(19)	$(8)	$(15)	$(16)

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

Loss Contingencies

FES and the Ohio Companies are exposed to losses under their applicable sale-leaseback agreements upon the occurrence of certain contingent events that each company considers unlikely to occur. The maximum exposure under these provisions represents the net amount of casualty value payments due upon the occurrence of specified casualty events that render the applicable plant worthless. Net discounted lease payments would not be payable if the casualty loss payments are made. The following table shows each company’s net exposure to loss based upon the casualty value provisions mentioned above as of March 31, 2008:

	Maximum Exposure	Discounted Lease Payments, net	Net Exposure
	(in millions)
FES	$1,364	$1,216	$148
OE	819	628	191
CEI	782	77	705
TE	782	457	325

In October 2007, CEI and TE assigned their leasehold interests in the Bruce Mansfield Plant to FGCO. FGCO assumed all of CEI’s and TE’s obligations arising under those leases. FGCO subsequently transferred the Unit 1 portion of these leasehold interests, as well as FGCO’s leasehold interests under its July 2007 Bruce Mansfield Unit 1 sale and leaseback transaction to a newly formed wholly-owned subsidiary in December 2007. The subsidiary assumed all of the lessee obligations associated with the assigned interests. However, CEI and TE will remain primarily liable on the 1987 leases and related agreements as to the lessors and other parties to the agreements. FGCO remains primarily liable on the 2007 leases and related agreements, and FES remains primarily liable as a guarantor under the related 2007 guarantees, as to the lessors and other parties to the respective agreements. These assignments terminate automatically upon the termination of the underlying leases.

On March 3, 2008, notice was given to the nine owner trusts that are lessors under sale and leaseback transactions, originally entered into by TE in 1987, that NGC would acquire the related 18.26% undivided interest in Beaver Valley Unit 2 through the exercise of the periodic purchase option provided for in the applicable facility leases. The purchase price to be paid by NGC for the undivided interest will be equal to the higher of a specified casualty value under the applicable facility leases (approximately $239 million in the aggregate for the equity portion of all nine facility leases) and the fair market sales value of such undivided interests. Determination of the fair market sales value may become subject to an appraisal procedure provided for in the lease documentation. An additional payment of approximately $236 million would be required to prepay in full the outstanding principal of, and accrued but unpaid interest on, the lessor notes of the nine owner trusts. Alternatively, this amount would not be paid as part of the aggregate purchase price if the lessor notes are instead assumed at the time of the exercise of the option. If NGC determines to prepay the notes, it is possible that the proceeds from such prepayment may not be sufficient to pay the principal of, and interest on, the bonds as they become due. If that is the case, NGC would provide a mechanism to address any such potential shortfall in a timely manner.

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

Since FirstEnergy has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs it may incur for power. FirstEnergy expects any above-market costs it incurs to be recovered from customers. Purchased power costs from these entities during the three months ended March 31, 2008 and 2007 are shown in the following table:

	Three Months Ended
	March 31,
	2008	2007
	(In millions)
JCP&L	$19	$20
Met-Ed	16	15
Penelec	8	8
	$43	$43

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

JCP&L did not purchase and does not own any of the transition bonds, which are included as long-term debt on FirstEnergy's and JCP&L's Consolidated Balance Sheets. As of March 31, 2008, $391 million of the transition bonds were outstanding. The transition bonds are the sole obligations of JCP&L Transition Funding and JCP&L Transition Funding II and are collateralized by each company’s equity and assets, which consists primarily of bondable transition property.

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

As of January 1, 2007, the total amount of FirstEnergy’s unrecognized tax benefits was $268 million. FirstEnergy recorded a $2.7 million cumulative effect adjustment to the January 1, 2007 balance of retained earnings to increase reserves for uncertain tax positions. Of the total amount of unrecognized income tax benefits, $92 million would favorably affect FirstEnergy’s effective tax rate upon recognition. The majority of items that would not have affected the effective tax rate would be purchase accounting adjustments to goodwill upon recognition. During the first three months of 2008 and 2007, there were no material changes to FirstEnergy’s unrecognized tax benefits. As of March 31, 2008, FirstEnergy expects that it is reasonably possible that $8 million of the unrecognized benefits will be resolved within the next twelve months and is included in the caption “accrued taxes,” with the remaining $263 million included in the caption “other non-current liabilities” on the Consolidated Balance Sheets.

FIN 48 also requires companies to recognize interest expense or income related to uncertain tax positions. That amount is computed by applying the applicable statutory interest rate to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken on the tax return. FirstEnergy includes net interest and penalties in the provision for income taxes, consistent with its policy prior to implementing FIN 48. The net amount of interest accrued as of March 31, 2008 was $57 million, as compared to $53 million as of December 31, 2007. During the first three months of 2008 and 2007, there were no material changes to the amount of interest accrued.

FirstEnergy has tax returns that are under review at the audit or appeals level by the IRS and state tax authorities. All state jurisdictions are open from 2001-2007. The IRS began reviewing returns for the years 2001-2003 in July 2004 and several items are under appeal. The federal audits for the years 2004-2006 are expected to close before December 2008, but management anticipates certain items to be under appeal. The IRS began auditing the year 2007 in February 2007 and year 2008 in February 2008 under its Compliance Assurance Process experimental program. Neither audit is expected to close before December 2008. Management believes that adequate reserves have been recognized and final settlement of these audits is not expected to have a material adverse effect on FirstEnergy’s financial condition or results of operations.

10.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

(A)    GUARANTEES AND OTHER ASSURANCES

As part of normal business activities, FirstEnergy enters into various agreements on behalf of its subsidiaries to provide financial or performance assurances to third parties. These agreements include contract guarantees, surety bonds and LOCs. As of March 31, 2008, outstanding guarantees and other assurances aggregated approximately $4.4 billion, consisting of parental guarantees - $0.9 billion, subsidiaries’ guarantees - $2.7 billion, surety bonds - $0.1 billion and LOCs - $0.7 billion.

FirstEnergy guarantees energy and energy-related payments of its subsidiaries involved in energy commodity activities principally to facilitate normal physical transactions involving electricity, gas, emission allowances and coal. FirstEnergy also provides guarantees to various providers of credit support for the financing or refinancing by subsidiaries of costs related to the acquisition of property, plant and equipment. These agreements legally obligate FirstEnergy to fulfill the obligations of those subsidiaries directly involved in energy and energy-related transactions or financing where the law might otherwise limit the counterparties' claims. If demands of a counterparty were to exceed the ability of a subsidiary to satisfy existing obligations, FirstEnergy's guarantee enables the counterparty's legal claim to be satisfied by other FirstEnergy assets. The likelihood is remote that such parental guarantees of $0.4 billion (included in the $0.9 billion discussed above) as of March 31, 2008 would increase amounts otherwise payable by FirstEnergy to meet its obligations incurred in connection with financings and ongoing energy and energy-related activities.

While these types of guarantees are normally parental commitments for the future payment of subsidiary obligations, subsequent to the occurrence of a credit rating downgrade or “material adverse event,” the immediate posting of cash collateral or provision of an LOC may be required of the subsidiary. As of March 31, 2008, FirstEnergy's maximum exposure under these collateral provisions was $440 million.

Most of FirstEnergy's surety bonds are backed by various indemnities common within the insurance industry. Surety bonds and related guarantees of $66 million provide additional assurance to outside parties that contractual and statutory obligations will be met in a number of areas including construction contracts, environmental commitments and various retail transactions.

FirstEnergy has also guaranteed the obligations of the operators of the TEBSA project, up to a maximum of $2 million (subject to escalation) under the project's operations and maintenance agreement. In connection with the sale of TEBSA in January 2004, the purchaser indemnified FirstEnergy against any loss under this guarantee. FirstEnergy has also provided an LOC ($19 million as of March 31, 2008), which is renewable and declines yearly based upon the senior outstanding debt of TEBSA.

In July 2007, FGCO completed a sale and leaseback transaction for its 93.825% undivided interest in Bruce Mansfield Unit 1. FES has unconditionally and irrevocably guaranteed all of FGCO’s obligations under each of the leases. The related lessor notes and pass through certificates are not guaranteed by FES or FGCO, but the notes are secured by, among other things, each lessor trust’s undivided interest in Unit 1, rights and interests under the applicable lease and rights and interests under other related agreements, including FES’ lease guaranty.

(B)	ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate FirstEnergy with regard to air and water quality and other environmental matters. The effects of compliance on FirstEnergy with regard to environmental matters could have a material adverse effect on FirstEnergy's earnings and competitive position to the extent that it competes with companies that are not subject to such regulations and, therefore, do not bear the risk of costs associated with compliance, or failure to comply, with such regulations. FirstEnergy estimates capital expenditures for environmental compliance of approximately $1.4 billion for the period 2008-2012.

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

The EPA Region 5 issued a Finding of Violation and NOV to the Bay Shore Power Plant dated June 15, 2006, alleging violations to various sections of the CAA. FirstEnergy has disputed those alleged violations based on its CAA permit, the Ohio SIP and other information provided to the EPA at an August 2006 meeting with the EPA. The EPA has several enforcement options (administrative compliance order, administrative penalty order, and/or judicial, civil or criminal action) and has indicated that such option may depend on the time needed to achieve and demonstrate compliance with the rules alleged to have been violated. On June 5, 2007, the EPA requested another meeting to discuss “an appropriate compliance program” and a disagreement regarding the opacity limit applicable to the common stack for Bay Shore Units 2, 3 and 4.

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

On May 22, 2007, FirstEnergy and FGCO received a notice letter, required 60 days prior to the filing of a citizen suit under the federal CAA, alleging violations of air pollution laws at the Bruce Mansfield Plant, including opacity limitations. Prior to the receipt of this notice, the Plant was subject to a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection concerning opacity emissions under which efforts to achieve compliance with the applicable laws will continue. On October 18, 2007, PennFuture filed a complaint, joined by three of its members, in the United States District Court for the Western District of Pennsylvania. On January 11, 2008, FirstEnergy filed a motion to dismiss claims alleging a public nuisance. On April 24, 2008, the Court denied the motion to dismiss, but also ruled that monetary damages could not be recovered under the public nuisance claim.

On December 18, 2007, the state of New Jersey filed a CAA citizen suit alleging NSR violations at the Portland Generation Station against Reliant (the current owner and operator), Sithe Energy (the purchaser of the Portland Station from Met-Ed in 1999), GPU, Inc. and Met-Ed.  Specifically, New Jersey alleges that "modifications" at Portland Units 1 and 2 occurred between 1980 and 1995 without preconstruction NSR or permitting under the CAA's prevention of significant deterioration program, and seeks injunctive relief, penalties, attorney fees and mitigation of the harm caused by excess emissions. On March 14, 2008, Met-Ed filed a motion to dismiss the citizen suit claims against it and a stipulation in which the parties agreed that GPU, Inc. should be dismissed from this case. On March 26, 2008, GPU, Inc. was dismissed by the Court. Although it remains liable for civil or criminal penalties and fines that may be assessed relating to events prior to the sale of the Portland Station in 1999, Met-Ed is indemnified by Sithe Energy against any other liability arising under the CAA whether it arises out of pre-1999 or post-1999 events.

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

Mercury Emissions

In December 2000, the EPA announced it would proceed with the development of regulations regarding hazardous air pollutants from electric power plants, identifying mercury as the hazardous air pollutant of greatest concern. In March 2005, the EPA finalized the CAMR, which provides a cap-and-trade program to reduce mercury emissions from coal-fired power plants in two phases; initially, capping national mercury emissions at 38 tons by 2010 (as a "co-benefit" from implementation of SO2 and NOX emission caps under the EPA's CAIR program) and 15 tons per year by 2018. Several states and environmental groups appealed the CAMR to the United States Court of Appeals for the District of Columbia. On February 8, 2008, the court vacated the CAMR ruling that the EPA failed to take the necessary steps to “de-list” coal-fired power plants from its hazardous air pollutant program and, therefore, could not promulgate a cap-and-trade program. The EPA must now seek further judicial review of that ruling or take regulatory action to promulgate new mercury emission standards for coal-fired power plants. FGCO’s future cost of compliance with mercury regulations may be substantial and will depend on the action taken by the EPA and on how they are ultimately implemented.

Pennsylvania has submitted a new mercury rule for EPA approval that does not provide a cap-and-trade approach as in the CAMR, but rather follows a command-and-control approach imposing emission limits on individual sources. It is anticipated that compliance with these regulations, if approved by the EPA and implemented, would not require the addition of mercury controls at the Bruce Mansfield Plant, FirstEnergy’s only Pennsylvania coal-fired power plant, until 2015, if at all.

W. H. Sammis Plant

In 1999 and 2000, the EPA issued an NOV and the DOJ filed a civil complaint against OE and Penn based on operation and maintenance of the W.H. Sammis Plant (Sammis NSR Litigation) and filed similar complaints involving 44 other U.S. power plants. This case, along with seven other similar cases, are referred to as the NSR cases.

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

On April 2, 2007, the United States Supreme Court ruled that changes in annual emissions (in tons/year) rather than changes in hourly emissions rate (in kilograms/hour) must be used to determine whether an emissions increase triggers NSR. Subsequently, on May 8, 2007, the EPA proposed to revise the NSR regulations to utilize changes in the hourly emission rate (in kilograms/hour) to determine whether an emissions increase triggers NSR.   The EPA has not yet issued a final regulation. FGCO’s future cost of compliance with those regulations may be substantial and will depend on how they are ultimately implemented.

Climate Change

In December 1997, delegates to the United Nations' climate summit in Japan adopted an agreement, the Kyoto Protocol, to address global warming by reducing the amount of man-made GHG emitted by developed countries by 2012. The United States signed the Kyoto Protocol in 1998 but it failed to receive the two-thirds vote required for ratification by the United States Senate. However, the Bush administration has committed the United States to a voluntary climate change strategy to reduce domestic GHG intensity – the ratio of emissions to economic output – by 18% through 2012. Also, in an April 16, 2008 speech, President Bush set a policy goal of stopping the growth of GHG emissions by 2025, as the next step beyond the 2012 strategy. In addition, the EPACT established a Committee on Climate Change Technology to coordinate federal climate change activities and promote the development and deployment of GHG reducing technologies.

There are a number of initiatives to reduce GHG emissions under consideration at the federal, state and international level.  At the international level, efforts to reach a new global agreement to reduce GHG emissions post-2012 have begun with the Bali Roadmap, which outlines a two-year process designed to lead to an agreement in 2009. At the federal level, members of Congress have introduced several bills seeking to reduce emissions of GHG in the United States, and the Senate Environmental and Public Works Committees have passed one such bill. State activities, primarily the northeastern states participating in the Regional Greenhouse Gas Initiative and western states led by California, have coordinated efforts to develop regional strategies to control emissions of certain GHGs.

On April 2, 2007, the United States Supreme Court found that the EPA has the authority to regulate CO2 emissions from automobiles as “air pollutants” under the CAA. Although this decision did not address CO2 emissions from electric generating plants, the EPA has similar authority under the CAA to regulate “air pollutants” from those and other facilities.

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

On September 7, 2004, the EPA established new performance standards under Section 316(b) of the Clean Water Act for reducing impacts on fish and shellfish from cooling water intake structures at certain existing large electric generating plants. The regulations call for reductions in impingement mortality (when aquatic organisms are pinned against screens or other parts of a cooling water intake system) and entrainment (which occurs when aquatic life is drawn into a facility's cooling water system). On January 26, 2007, the United States Court of Appeals for the Second Circuit remanded portions of the rulemaking dealing with impingement mortality and entrainment back to the EPA for further rulemaking and eliminated the restoration option from the EPA’s regulations. On July 9, 2007, the EPA suspended this rule, noting that until further rulemaking occurs, permitting authorities should continue the existing practice of applying their best professional judgment (BPJ) to minimize impacts on fish and shellfish from cooling water intake structures. On April 14, 2008, the Supreme Court of the United States granted a petition for a writ of certiorari to review certain aspects of the Second Circuit’s decision. FirstEnergy is studying various control options and their costs and effectiveness. Depending on the results of such studies, the outcome of the Supreme Court’s review of the Second Circuit’s decision, the EPA’s further rulemaking and any action taken by the states exercising BPJ, the future costs of compliance with these standards may require material capital expenditures.

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

Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities.  As of March 31, 2008, FirstEnergy had approximately $2.0 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley, Perry and TMI-2. As part of the application to the NRC to transfer the ownership of Davis-Besse, Beaver Valley and Perry to NGC in 2005, FirstEnergy agreed to contribute another $80 million to these trusts by 2010. Consistent with NRC guidance, utilizing a “real” rate of return on these funds of approximately 2% over inflation, these trusts are expected to exceed the minimum decommissioning funding requirements set by the NRC. Conservatively, these estimates do not include any rate of return that the trusts may earn over the 20-year plant useful life extensions that FirstEnergy (and Exelon for TMI-1 as it relates to the timing of the decommissioning of TMI-2) seeks for these facilities.

The Companies have been named as PRPs at waste disposal sites, which may require cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all PRPs for a particular site may be liable on a joint and several basis. Therefore, environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheet as of March 31, 2008, based on estimates of the total costs of cleanup, the Companies' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $92 million (JCP&L - $65 million, TE - $1 million, CEI - $1 million and FirstEnergy Corp. - $25 million) have been accrued through March 31, 2008. Included in the total for JCP&L are accrued liabilities of approximately $56 million for environmental remediation of former manufactured gas plants in New Jersey; which are being recovered by JCP&L through a non-bypassable SBC.

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

In August 2002, the trial court granted partial summary judgment to JCP&L and dismissed the plaintiffs' claims for consumer fraud, common law fraud, negligent misrepresentation, and strict product liability. In November 2003, the trial court granted JCP&L's motion to decertify the class and denied plaintiffs' motion to permit into evidence their class-wide damage model indicating damages in excess of $50 million. These class decertification and damage rulings were appealed to the Appellate Division. The Appellate Division issued a decision in July 2004, affirming the decertification of the originally certified class, but remanding for certification of a class limited to those customers directly impacted by the outages of JCP&L transformers in Red Bank, NJ, based on a common incident involving the failure of the bushings of two large transformers in the Red Bank substation resulting in planned and unplanned outages in the area during a 2-3 day period. In 2005, JCP&L renewed its motion to decertify the class based on a very limited number of class members who incurred damages and also filed a motion for summary judgment on the remaining plaintiffs’ claims for negligence, breach of contract and punitive damages. In July 2006, the New Jersey Superior Court dismissed the punitive damage claim and again decertified the class based on the fact that a vast majority of the class members did not suffer damages and those that did would be more appropriately addressed in individual actions. Plaintiffs appealed this ruling to the New Jersey Appellate Division which, in March 2007, reversed the decertification of the Red Bank class and remanded this matter back to the Trial Court to allow plaintiffs sufficient time to establish a damage model or individual proof of damages. JCP&L filed a petition for allowance of an appeal of the Appellate Division ruling to the New Jersey Supreme Court which was denied in May 2007.  Proceedings are continuing in the Superior Court and a case management conference with the presiding Judge is scheduled for June 13, 2008.  FirstEnergy is defending this class action but is unable to predict the outcome of this matter.  No liability has been accrued as of March 31, 2008.

Nuclear Plant Matters

On May 14, 2007, the Office of Enforcement of the NRC issued a DFI to FENOC, following FENOC’s reply to an April 2, 2007 NRC request for information, about two reports prepared by expert witnesses for an insurance arbitration (the insurance claim was subsequently withdrawn by FirstEnergy in December 2007) related to Davis-Besse. The NRC indicated that this information was needed for the NRC “to determine whether an Order or other action should be taken pursuant to 10 CFR 2.202, to provide reasonable assurance that FENOC will continue to operate its licensed facilities in accordance with the terms of its licenses and the Commission’s regulations.” FENOC was directed to submit the information to the NRC within 30 days. On June 13, 2007, FENOC filed a response to the NRC’s DFI reaffirming that it accepts full responsibility for the mistakes and omissions leading up to the damage to the reactor vessel head and that it remains committed to operating Davis-Besse and FirstEnergy’s other nuclear plants safely and responsibly. FENOC submitted a supplemental response clarifying certain aspects of the DFI response to the NRC on July 16, 2007. On August 15, 2007, the NRC issued a confirmatory order imposing these commitments. FENOC must inform the NRC’s Office of Enforcement after it completes the key commitments embodied in the NRC’s order. FENOC’s compliance with these commitments is subject to future NRC review.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy's normal business operations pending against FirstEnergy and its subsidiaries. The other potentially material items not otherwise discussed above are described below.

On August 22, 2005, a class action complaint was filed against OE in Jefferson County, Ohio Common Pleas Court, seeking compensatory and punitive damages to be determined at trial based on claims of negligence and eight other tort counts alleging damages from W.H. Sammis Plant air emissions. The two named plaintiffs are also seeking injunctive relief to eliminate harmful emissions and repair property damage and the institution of a medical monitoring program for class members. On April 5, 2007, the Court rejected the plaintiffs’ request to certify this case as a class action and, accordingly, did not appoint the plaintiffs as class representatives or their counsel as class counsel. On July 30, 2007, plaintiffs’ counsel voluntarily withdrew their request for reconsideration of the April 5, 2007 Court order denying class certification and the Court heard oral argument on the plaintiffs’ motion to amend their complaint which OE opposed. On August 2, 2007, the Court denied the plaintiffs’ motion to amend their complaint. The plaintiffs have appealed the Court’s denial of the motion for certification as a class action and motion to amend their complaint.

JCP&L's bargaining unit employees filed a grievance challenging JCP&L's 2002 call-out procedure that required bargaining unit employees to respond to emergency power outages. On May 20, 2004, an arbitration panel concluded that the call-out procedure violated the parties' collective bargaining agreement. At the conclusion of the June 1, 2005 hearing, the arbitration panel decided not to hear testimony on damages and closed the proceedings. On September 9, 2005, the arbitration panel issued an opinion to award approximately $16 million to the bargaining unit employees. On February 6, 2006, a federal district court granted a union motion to dismiss, as premature, a JCP&L appeal of the award filed on October 18, 2005. A final order identifying the individual damage amounts was issued on October 31, 2007. The award appeal process was initiated. The union filed a motion with the federal court to confirm the award and JCP&L filed its answer and counterclaim to vacate the award on December 31, 2007. The court held a scheduling conference in April 2008 where it set a briefing schedule with all briefs to be concluded by July 2008. JCP&L recognized a liability for the potential $16 million award in 2005.

The union employees at the Bruce Mansfield Plant have been working without a labor contract since February 15, 2008. The parties are continuing to bargain with the assistance of a federal mediator. FirstEnergy has a strike mitigation plan ready in the event of a strike.

FirstEnergy accrues legal liabilities only when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. If it were ultimately determined that FirstEnergy or its subsidiaries have legal liability or are otherwise made subject to liability based on the above matters, it could have a material adverse effect on FirstEnergy's or its subsidiaries' financial condition, results of operations and cash flows.

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

As a result of outages experienced in JCP&L’s service area in 2002 and 2003, the NJBPU performed a review of JCP&L’s service reliability. On June 9, 2004, the NJBPU approved a stipulation that addresses a third-party consultant’s recommendations on appropriate courses of action necessary to ensure system-wide reliability. The stipulation incorporates the consultant’s focused audit of, and recommendations regarding, JCP&L’s Planning and Operations and Maintenance programs and practices. On June 1, 2005, the consultant completed his work and issued his final report to the NJBPU. On July 14, 2006, JCP&L filed a comprehensive response to the consultant’s report with the NJBPU. JCP&L will complete the remaining substantive work described in the stipulation in 2008.  JCP&L continues to file compliance reports with the NJBPU reflecting JCP&L’s activities associated with implementing the stipulation.

In 2005, Congress amended the Federal Power Act to provide for federally-enforceable mandatory reliability standards. The mandatory reliability standards apply to the bulk power system and impose certain operating, record-keeping and reporting requirements on the Companies and ATSI. The NERC is charged with establishing and enforcing these reliability standards, although it has delegated day-to-day implementation and enforcement of its responsibilities to eight regional entities, including the ReliabilityFirst Corporation.  All of FirstEnergy’s facilities are located within the ReliabilityFirst region. FirstEnergy actively participates in the NERC and ReliabilityFirst stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards.

FirstEnergy believes that it is in compliance with all currently-effective and enforceable reliability standards.  Nevertheless, it is clear that NERC, ReliabilityFirst and the FERC will continue to refine existing reliability standards as well as to develop and adopt new reliability standards. The financial impact of complying with new or amended standards cannot be determined at this time. However, the 2005 amendments to the Federal Power Act provide that all prudent costs incurred to comply with the new reliability standards be recovered in rates. Still, any future inability on FirstEnergy’s part to comply with the reliability standards for its bulk power system could have a material adverse effect on its financial condition, results of operations and cash flows.

In April 2007, ReliabilityFirst performed a routine compliance audit of FirstEnergy’s bulk-power system within the Midwest ISO region and found it to be in full compliance with all audited reliability standards.  Similarly, ReliabilityFirst has scheduled a compliance audit of FirstEnergy’s bulk-power system within the PJM region in 2008. FirstEnergy currently does not expect any material adverse financial impact as a result of these audits.

(B) OHIO

On January 4, 2006, the PUCO issued an order authorizing the Ohio Companies to recover certain increased fuel costs through a fuel rider and to defer certain other increased fuel costs to be incurred from January 1, 2006 through December 31, 2008, including interest on the deferred balances. The order also provided for recovery of the deferred costs over a twenty-five-year period through distribution rates. On August 29, 2007, the Supreme Court of Ohio concluded that the PUCO violated a provision of the Ohio Revised Code by permitting the Ohio Companies “to collect deferred increased fuel costs through future distribution rate cases, or to alternatively use excess fuel-cost recovery to reduce deferred distribution-related expenses” and remanded the matter to the PUCO for further consideration. On September 10, 2007 the Ohio Companies filed an application with the PUCO that requested the implementation of two generation-related fuel cost riders to collect the increased fuel costs that were previously authorized to be deferred. On January 9, 2008 the PUCO approved the Ohio Companies’ proposed fuel cost rider to recover increased fuel costs to be incurred in 2008 commencing January 1, 2008 through December 31, 2008, which is expected to be approximately $189 million. In addition, the PUCO ordered the Ohio Companies to file a separate application for an alternate recovery mechanism to collect the 2006 and 2007 deferred fuel costs. On February 8, 2008, the Ohio Companies filed an application proposing to recover $226 million of deferred fuel costs and carrying charges for 2006 and 2007 pursuant to a separate fuel rider, with alternative options for the recovery period ranging from five to twenty-five years. This second application is currently pending before the PUCO and a hearing has been set for July 15, 2008.

The Ohio Companies filed an application and rate request for an increase in electric distribution rates with the PUCO on June 7, 2007. The requested increase is expected to be more than offset by the elimination or reduction of transition charges at the time the rates go into effect and would result in lowering the overall non-generation portion of the average electric bill for most Ohio customers.  The distribution rate increases reflect capital expenditures since the Ohio Companies’ last distribution rate proceedings, increases in operation and maintenance expenses and recovery of regulatory assets that were authorized in prior cases. On August 6, 2007, the Ohio Companies updated their filing supporting a distribution rate increase of $332 million. On December 4, 2007, the PUCO Staff issued its Staff Reports containing the results of their investigation into the distribution rate request. In its reports, the PUCO Staff recommended a distribution rate increase in the range of $161 million to $180 million, with $108 million to $127 million for distribution revenue increases and $53 million for recovery of costs deferred under prior cases. This amount excludes the recovery of deferred fuel costs, whose recovery is now being sought in a separate proceeding before the PUCO, discussed above. On January 3, 2008, the Ohio Companies and intervening parties filed objections to the Staff Reports and on January 10, 2008, the Ohio Companies filed supplemental testimony. Evidentiary hearings began on January 29, 2008 and continued through February 25, 2008. During the evidentiary hearings, the PUCO Staff submitted testimony decreasing their recommended revenue increase to a range of $114 million to $132 million. Additionally, in testimony submitted on February 11, 2008, the PUCO Staff adopted a position regarding interest deferred for RCP-related deferrals, line extension deferrals and transition tax deferrals that, if upheld by the PUCO, would result in the write-off of approximately $45 million of interest costs deferred through March 31, 2008 ($0.09 per share of common stock). The PUCO is expected to render its decision during the second or third quarter of 2008. The new rates would become effective January 1, 2009 for OE and TE, and approximately May 2009 for CEI.

On July 10, 2007, the Ohio Companies filed an application with the PUCO requesting approval of a comprehensive supply plan for providing retail generation service to customers who do not purchase electricity from an alternative supplier, beginning January 1, 2009. The proposed competitive bidding process would average the results of multiple bidding sessions conducted at different times during the year. The final price per KWH would reflect an average of the prices resulting from all bids. In their filing, the Ohio Companies offered two alternatives for structuring the bids, either by customer class or a “slice-of-system” approach. A slice-of-system approach would require the successful bidder to be responsible for supplying a fixed percentage of the utility’s total load notwithstanding the customer’s classification. The proposal provides the PUCO with an option to phase in generation price increases for residential tariff groups who would experience a change in their average total price of 15 percent or more. The PUCO held a technical conference on August 16, 2007 regarding the filing. Initial and reply comments on the proposal were filed by various parties in September and October 2007, respectively. The proposal is currently pending before the PUCO.

On April 22, 2008, an amended version of Substitute SB221 was passed by the Ohio House of Representatives and sent back to the Ohio Senate for concurrence. On April 23, 2008, the Ohio Senate approved the House's amendments to Substitute SB221 and forwarded the bill to the Governor for signature, which he signed on May 1, 2008. Amended Substitute SB221 requires all electric distribution utilities to file an RSP, now called an ESP, with the PUCO. An ESP is required to contain a proposal for the supply and pricing of retail generation and may include proposals, without limitation, related to one or more of the following:

•	automatic recovery of prudently incurred fuel, purchased power, emission allowance costs and federally mandated energy taxes;

•	construction work in progress for costs of constructing an electric generating facility or environmental expenditure for any electric generating facility;

•	costs of an electric generating facility;

•	terms related to customer shopping, bypassability, standby, back-up and default service;

•	accounting for deferrals related to stabilizing retail electric service;

•	automatic increases or decreases in standard service offer price;

•	phase-in and securitization;

•	transmission service and related costs;

•	distribution service and related costs; and

•	economic development and energy efficiency.

A utility could also simultaneously file an MRO in which it would have to demonstrate the following objective market criteria: The utility or its transmission service affiliate belongs to a FERC-approved RTO having a market-monitor function and the ability to mitigate market power, and a published source exists that identifies information for traded electricity and energy products that are contracted for delivery two years into the future. The PUCO would test the ESP and its pricing and all other terms and conditions against the MRO and may only approve the ESP if it is found to be more favorable to customers. As part of an ESP with a plan period longer than three years, the PUCO shall prospectively determine every fourth year of the plan whether it is substantially likely the plan will provide the electric distribution utility a return on common equity significantly in excess of the return likely to be earned by publicly traded companies, including utilities, that face comparable business and financial risk (comparable companies). If so, the PUCO may terminate the ESP. Annually under an ESP, the PUCO shall determine whether an electric distribution utility's earned return on common equity is significantly in excess of returns earned on common equity during the same period by comparable companies, and if so, shall require the utility to return such excess to customers by prospective adjustments. Amended Substitute SB221 also includes provisions dealing with advanced and renewable energy standards that contemplate 25% of electrical usage from these sources by 2025. Energy efficiency measures in the bill require energy savings in excess of 22% by 2025. Requirements are in place to meet annual benchmarks for renewable energy resources and energy efficiency, subject to review by the PUCO. FirstEnergy is currently evaluating this legislation and expects to file an ESP in the second or third quarter of 2008.

(C) PENNSYLVANIA

Met-Ed and Penelec purchase a portion of their PLR and default service requirements from FES through a fixed-price partial requirements wholesale power sales agreement. The agreement allows Met-Ed and Penelec to sell the output of NUG energy to the market and requires FES to provide energy at fixed prices to replace any NUG energy sold to the extent needed for Met-Ed and Penelec to satisfy their PLR and default service obligations. The fixed price under the agreement is expected to remain below wholesale market prices during the term of the agreement. If Met-Ed and Penelec were to replace the entire FES supply at current market power prices without corresponding regulatory authorization to increase their generation prices to customers, each company would likely incur a significant increase in operating expenses and experience a material deterioration in credit quality metrics. Under such a scenario, each company's credit profile would no longer be expected to support an investment grade rating for their fixed income securities. Based on the PPUC’s January 11, 2007 order described below, if FES ultimately determines to terminate, reduce, or significantly modify the agreement prior to the expiration of Met-Ed’s and Penelec’s generation rate caps in 2010, timely regulatory relief is not likely to be granted by the PPUC.

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

The PPUC entered its opinion and order in the comprehensive rate filing proceeding on January 11, 2007. The order approved the recovery of transmission costs, including the transmission-related deferral for January 1, 2006 through January 10, 2007, and determined that no merger savings from prior years should be considered in determining customers’ rates. The request for increases in generation supply rates was denied as were the requested changes to NUG expense recovery and Met-Ed’s non-NUG stranded costs. The order decreased Met-Ed’s and Penelec’s distribution rates by $80 million and $19 million, respectively. These decreases were offset by the increases allowed for the recovery of transmission costs. Met-Ed’s and Penelec’s request for recovery of Saxton decommissioning costs was granted and, in January 2007, Met-Ed and Penelec recognized income of $15 million and $12 million, respectively, to establish regulatory assets for those previously expensed decommissioning costs. Overall rates increased by 5.0% for Met-Ed ($59 million) and 4.5% for Penelec ($50 million).

On March 30, 2007, MEIUG and PICA filed a Petition for Review with the Commonwealth Court of Pennsylvania asking the court to review the PPUC’s determination on transmission (including congestion) and the transmission deferral. Met-Ed and Penelec filed a Petition for Review on April 13, 2007 on the issues of consolidated tax savings and the requested generation rate increase. The OCA filed its Petition for Review on April 13, 2007, on the issues of transmission (including congestion) and recovery of universal service costs from only the residential rate class. From June through October 2007, initial responsive and reply briefs were filed by various parties. Oral arguments are scheduled to take place in September 2008. If Met-Ed and Penelec do not prevail on the issue of congestion, it could have a material adverse effect on the results of operations of Met-Ed, Penelec and FirstEnergy.

On April 14, 2008, Met-Ed and Penelec filed annual updates to the TSC rider for the period June 1, 2008, through May 31, 2009. The proposed TSCs include a component for under-recovery of actual transmission costs incurred during the prior period (Met-Ed - $144 million and Penelec - $4 million) and future transmission cost projections for June 2008 through May 2009 (Met-Ed - $258 million and Penelec - $92 million). Met-Ed has proposed a transition approach that would recover past under-recovered costs plus carrying charges through the new TSC over thirty-one months and defer a portion of the projected costs ($92 million) plus carrying charges for recovery through future TSCs by December 31, 2010.

On March 13, 2008, the PPUC approved the residential procurement process in Penn’s Joint Petition for Settlement. This RFP process calls for load-following, full-requirements contracts for default service procurement for residential customers for the period covering June 1, 2008 through May 31, 2011. The PPUC had previously approved the default service procurement processes for commercial and industrial customers. The default service procurement for small commercial customers was conducted through multiple RFPs, while the default service procurement for large commercial and industrial customers will utilize hourly pricing. Bids in the two RFPs for small commercial load were approved by the PPUC on February 22, 2008, and March 20, 2008. On March 28, 2008, Penn filed compliance tariffs with the new default service generation rates based on the approved RFP bids for small commercial customers which the PPUC then certified on April 4, 2008. On April 14, 2008, the first RFP for residential customers’ load was held consisting of tranches for both 12 and 24-month supply. The PPUC approved the bids on April 16, 2008. The second RFP is scheduled to be held on May 14, 2008, after which time the PPUC is expected to approve the new rates to go into effect June 1, 2008.

On February 1, 2007, the Governor of Pennsylvania proposed an EIS. The EIS includes four pieces of proposed legislation that, according to the Governor, is designed to reduce energy costs, promote energy independence and stimulate the economy. Elements of the EIS include the installation of smart meters, funding for solar panels on residences and small businesses, conservation and demand reduction programs to meet energy growth, a requirement that electric distribution companies acquire power that results in the “lowest reasonable rate on a long-term basis,” the utilization of micro-grids and a three year phase-in of rate increases. On July 17, 2007 the Governor signed into law two pieces of energy legislation. The first amended the Alternative Energy Portfolio Standards Act of 2004 to, among other things, increase the percentage of solar energy that must be supplied at the conclusion of an electric distribution company’s transition period. The second law allows electric distribution companies, at their sole discretion, to enter into long term contracts with large customers and to build or acquire interests in electric generation facilities specifically to supply long-term contracts with such customers. A special legislative session on energy was convened in mid-September 2007 to consider other aspects of the EIS. The Pennsylvania House and Senate on March 11, 2008 and December 12, 2007, respectively, passed different versions of bills to fund the Governor’s EIS proposal. Neither chamber has formally considered the other’s bill. On February 12, 2008, the Pennsylvania House passed House Bill 2200 which provides for energy efficiency and demand management programs and targets as well as the installation of smart meters within ten years. Other legislation has been introduced to address generation procurement, expiration of rate caps, conservation and renewable energy. The final form of this pending legislation is uncertain. Consequently, FirstEnergy is unable to predict what impact, if any, such legislation may have on its operations.

(D) NEW JERSEY

JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers and costs incurred under NUG agreements exceed amounts collected through BGS and NUGC rates and market sales of NUG energy and capacity. As of March 31, 2008, the accumulated deferred cost balance totaled approximately $264 million.

In accordance with an April 28, 2004 NJBPU order, JCP&L filed testimony on June 7, 2004 supporting continuation of the current level and duration of the funding of TMI-2 decommissioning costs by New Jersey customers without a reduction, termination or capping of the funding. On September 30, 2004, JCP&L filed an updated TMI-2 decommissioning study. This study resulted in an updated total decommissioning cost estimate of $729 million (in 2003 dollars) compared to the estimated $528 million (in 2003 dollars) from the prior 1995 decommissioning study. The DRA filed comments on February 28, 2005 requesting that decommissioning funding be suspended. On March 18, 2005, JCP&L filed a response to those comments. JCP&L responded to additional NJBPU staff discovery requests in May and November 2007 and also submitted comments in the proceeding in November 2007. A schedule for further NJBPU proceedings has not yet been set.

On August 1, 2005, the NJBPU established a proceeding to determine whether additional ratepayer protections are required at the state level in light of the repeal of the PUHCA pursuant to the EPACT. The NJBPU approved regulations effective October 2, 2006 that prevent a holding company that owns a gas or electric public utility from investing more than 25% of the combined assets of its utility and utility-related subsidiaries into businesses unrelated to the utility industry. These regulations are not expected to materially impact FirstEnergy or JCP&L. Also, in the same proceeding, the NJBPU Staff issued an additional draft proposal on March 31, 2006 addressing various issues including access to books and records, ring-fencing, cross subsidization, corporate governance and related matters. With the approval of the NJBPU Staff, the affected utilities jointly submitted an alternative proposal on June 1, 2006. The NJBPU Staff circulated revised drafts of the proposal to interested stakeholders in November 2006 and again in February 2007. On February 1, 2008, the NJBPU accepted proposed rules for publication in the New Jersey Register on March 17, 2008. A public hearing on these proposed rules was held on April 23, 2008 with comments from interested parties due on May 16, 2008.

New Jersey statutes require that the state periodically undertake a planning process, known as the EMP, to address energy related issues including energy security, economic growth, and environmental impact. The EMP is to be developed with involvement of the Governor’s Office and the Governor’s Office of Economic Growth, and is to be prepared by a Master Plan Committee, which is chaired by the NJBPU President and includes representatives of several State departments. In October 2006, the current EMP process was initiated through the creation of a number of working groups to obtain input from a broad range of interested stakeholders including utilities, environmental groups, customer groups, and major customers. In addition, public stakeholder meetings were held in the fall of 2006 and in early 2007.

On April 17, 2008, a draft EMP was released for public comment. The draft EMP establishes four major goals:

•	maximize energy efficiency to achieve a 20% reduction in energy consumption by 2020;

•	reduce peak demand for electricity by 5,700 MW by 2020 (amounting to about a 22% reduction in projected demand);

•	meet 22.5% of the state’s electricity needs with renewable energy by 2020; and

•	develop low carbon emitting, efficient power plants and close the gap between the supply and demand for electricity.

Following the public comment period which is expected to extend into July 2008, a final EMP will be issued to be followed by appropriate legislation and regulation as necessary. At this time, FirstEnergy cannot predict the outcome of this process nor determine the impact, if any, such legislation or regulation may have on its operations or those of JCP&L.

On February 13, 2007, the NJBPU Staff informally issued a draft proposal relating to changes to the regulations addressing electric distribution service reliability and quality standards. Meetings between the NJBPU Staff and interested stakeholders to discuss the proposal were held and additional, revised informal proposals were subsequently circulated by the Staff. On September 4, 2007, proposed regulations were published in the New Jersey Register, which proposal will be subsequently considered by the NJBPU following comments that were submitted in September and October 2007. Final regulations (effective upon publication) were published in the New Jersey Register March 17, 2008. Upon preliminary review of the new regulations, FirstEnergy does not expect a material impact on its operations or those of JCP&L.

(E) FERC MATTERS

Transmission Service between MISO and PJM

On November 18, 2004, the FERC issued an order eliminating the through and out rate for transmission service between the MISO and PJM regions. The FERC’s intent was to eliminate so-called “pancaking” of transmission charges between the MISO and PJM regions. The FERC also ordered the MISO, PJM and the transmission owners within MISO and PJM to submit compliance filings containing a rate mechanism to recover lost transmission revenues created by elimination of this charge (referred to as the Seams Elimination Cost Adjustment or “SECA”) during a 16-month transition period. The FERC issued orders in 2005 setting the SECA for hearing. The presiding judge issued an initial decision on August 10, 2006, rejecting the compliance filings made by MISO, PJM, and the transmission owners, and directing new compliance filings. This decision is subject to review and approval by the FERC. Briefs addressing the initial decision were filed on September 11, 2006 and October 20, 2006. A final order could be issued by the FERC in the second quarter of 2008.

PJM Transmission Rate Design

On January 31, 2005, certain PJM transmission owners made filings with the FERC pursuant to a settlement agreement previously approved by the FERC. JCP&L, Met-Ed and Penelec were parties to that proceeding and joined in two of the filings. In the first filing, the settling transmission owners submitted a filing justifying continuation of their existing rate design within the PJM RTO. Hearings were held and numerous parties appeared and litigated various issues concerning PJM rate design; notably AEP, which proposed to create a "postage stamp", or average rate for all high voltage transmission facilities across PJM and a zonal transmission rate for facilities below 345 kV. This proposal would have the effect of shifting recovery of the costs of high voltage transmission lines to other transmission zones, including those where JCP&L, Met-Ed, and Penelec serve load. On April 19, 2007, the FERC issued an order finding that the PJM transmission owners’ existing “license plate” or zonal rate design was just and reasonable and ordered that the current license plate rates for existing transmission facilities be retained. On the issue of rates for new transmission facilities, the FERC directed that costs for new transmission facilities that are rated at 500 kV or higher are to be collected from all transmission zones throughout the PJM footprint by means of a postage-stamp rate. Costs for new transmission facilities that are rated at less than 500 kV, however, are to be allocated on a “beneficiary pays” basis. The FERC found that PJM’s current beneficiary-pays cost allocation methodology is not sufficiently detailed and, in a related order that also was issued on April 19, 2007, directed that hearings be held for the purpose of establishing a just and reasonable cost allocation methodology for inclusion in PJM’s tariff.

On May 18, 2007, certain parties filed for rehearing of the FERC’s April 19, 2007 order. On January 31, 2008, the requests for rehearing were denied. The FERC’s orders on PJM rate design will prevent the allocation of a portion of the revenue requirement of existing transmission facilities of other utilities to JCP&L, Met-Ed and Penelec. In addition, the FERC’s decision to allocate the cost of new 500 kV and above transmission facilities on a PJM-wide basis will reduce future transmission revenue recovery from the JCP&L, Met-Ed and Penelec zones. A partial settlement agreement addressing the “beneficiary pays” methodology for below 500 kV facilities, but excluding the issue of allocating new facilities costs to merchant transmission entities, was filed on September 14, 2007. The agreement was supported by the FERC’s Trial Staff, and was certified by the Presiding Judge. The FERC’s action on the settlement agreement is pending. The remaining merchant transmission cost allocation issues will proceed to hearing in May 2008. On February 13, 2008, AEP appealed the FERC’s orders to the federal Court of Appeals for the D.C. Circuit. The Illinois Commerce Commission, the PUCO and Dayton Power & Light have also appealed these orders to the Seventh Circuit Court of Appeals. The appeals of these parties and others have been consolidated for argument in the Seventh Circuit.

Post Transition Period Rate Design

The FERC had directed MISO, PJM, and the respective transmission owners to make filings on or before August 1, 2007 to reevaluate transmission rate design within MISO, and between MISO and PJM. On August 1, 2007, filings were made by MISO, PJM, and the vast majority of transmission owners, including FirstEnergy affiliates, which proposed to retain the existing transmission rate design. These filings were approved by the FERC on January 31, 2008. As a result of the FERC’s approval, the rates charged to FirstEnergy’s load-serving affiliates for transmission service over existing transmission facilities in MISO and PJM are unchanged. In a related filing, MISO and MISO transmission owners requested that the current MISO pricing for new transmission facilities that spreads 20% of the cost of new 345 kV and higher transmission facilities across the entire MISO footprint (known as the RECB methodology) be retained.

On September 17, 2007, AEP filed a complaint under Sections 206 and 306 of the Federal Power Act seeking to have the entire transmission rate design and cost allocation methods used by MISO and PJM declared unjust, unreasonable, and unduly discriminatory, and to have the FERC fix a uniform regional transmission rate design and cost allocation method for the entire MISO and PJM “Super Region” that recovers the average cost of new and existing transmission facilities operated at voltages of 345 kV and above from all transmission customers. Lower voltage facilities would continue to be recovered in the local utility transmission rate zone through a license plate rate. AEP requested a refund effective October 1, 2007, or alternatively, February 1, 2008. On January 31, 2008, the FERC issued an order denying the complaint. A rehearing request by AEP is pending before the FERC.

Distribution of MISO Network Service Revenues

Effective February 1, 2008, the MISO Transmission Owners Agreement provides for a change in the method of distributing transmission revenues among the transmission owners. MISO and a majority of the MISO transmission owners filed on December 3, 2007 to change the MISO tariff to clarify, for purposes of distributing network transmission revenue to the transmission owners, that all network transmission service revenues, whether collected by MISO or directly by the transmission owner, are included in the revenue distribution calculation.  This clarification was necessary because some network transmission service revenues are collected and retained by transmission owners in states where retail choice does not exist, and their “unbundled” retail load is currently exempt from MISO network service charges. The tariff changes filed with the FERC ensure that revenues collected by transmission owners from bundled load are taken into account in the revenue distribution calculation, and that transmission owners with bundled load do not collect more than their revenue requirements. Absent the changes, transmission owners, and ultimately their customers, with unbundled load or in retail choice states, such as ATSI, would subsidize transmission owners with bundled load, who would collect their revenue requirement from bundled load, plus share in revenues collected by MISO from unbundled customers. This would result in a large revenue shortfall for ATSI, which would eventually be passed on to customers in the form of higher transmission rates as calculated pursuant to ATSI’s Attachment O formula under the MISO tariff.

Numerous parties filed in support of the tariff changes, including the public service commissions of Michigan, Ohio and Wisconsin. Ameren filed a protest on December 26, 2007, arguing that the December 3, 2007 filing violates the MISO Transmission Owners’ Agreement as well as an agreement among Ameren (Union Electric), MISO, and the Missouri Public Service Commission, which provides that Union Electric’s bundled load cannot be charged by MISO for network service. On February 2, 2008, the FERC issued an order conditionally accepting the tariff amendment subject to a minor compliance filing, which was made on March 3, 2008. This order ensures that ATSI will continue to receive transmission revenues from MISO equivalent to its transmission revenue requirement. A rehearing request by Ameren is pending before the FERC.

On February 1, 2008, MISO filed a request to continue using the existing revenue distribution methodology on an interim basis pending amendment of the MISO Transmission Owners’ Agreement. This request was accepted by the FERC on March 13, 2008. On that same day, MISO and the MISO transmission owners made a filing to amend the Transmission Owners’ Agreement to effectively continue the distribution of transmission revenues that was in effect prior to February 1, 2008. This matter is currently pending before the FERC.

MISO Ancillary Services Market and Balancing Area Consolidation

MISO made a filing on September 14, 2007 to establish an ASM for regulation, spinning and supplemental reserves, to consolidate the existing 24 balancing areas within the MISO footprint, and to establish MISO as the NERC registered balancing authority for the region. This filing would permit load serving entities to purchase their operating reserve requirements in a competitive market. FirstEnergy supports the proposal to establish markets for Ancillary Services and consolidate existing balancing areas. On February 25, 2008, the FERC issued an order approving the ASM subject to certain compliance filings. MISO has since notified the FERC that the start of its ASM is delayed until September of 2008.

Duquesne’s Request to Withdraw from PJM

On November 8, 2007, Duquesne Light Company (Duquesne) filed a request with the FERC to exit PJM and to join the MISO. In its filing, Duquesne asked the FERC to be relieved of certain capacity payment obligations to PJM for capacity auctions conducted prior to its departure from PJM, but covering service for planning periods through May 31, 2011. Duquesne asserted that its primary reason for exiting PJM is to avoid paying future obligations created by PJM’s forward capacity market. FirstEnergy believes that Duquesne’s filing did not identify or address numerous legal, financial or operational issues that are implicated or affected directly by Duquesne’s proposal. Consequently, FirstEnergy submitted responsive filings that, while conceding Duquesne’s rights to exit PJM, contested various aspects of Duquesne’s proposal. FirstEnergy particularly focused on Duquesne’s proposal that it be allowed to exit PJM without payment of its share of existing capacity market commitments. FirstEnergy also objected to Duquesne’s failure to address the firm transmission service requirements that would be necessary for FirstEnergy to continue to use the Beaver Valley Plant to meet existing commitments in the PJM capacity markets and to serve native load. Other market participants also submitted filings contesting Duquesne’s plans.

On January 17, 2008, the FERC conditionally approved Duquesne’s request to exit PJM. Among other conditions, the FERC obligated Duquesne to pay the PJM capacity obligations through May 31, 2011. The FERC’s order took notice of the numerous transmission and other issues raised by FirstEnergy and other parties to the proceeding, but did not provide any responsive rulings or other guidance. Rather, the FERC ordered Duquesne to make a compliance filing in forty-five days detailing how Duquesne will satisfy its obligations under the PJM Transmission Owners’ Agreement. The FERC likewise directed the MISO to submit detailed plans to integrate Duquesne into the MISO. Finally, the FERC directed MISO and PJM to work together to resolve the substantive and procedural issues implicated by Duquesne’s transition into the MISO. These issues remain unresolved. If Duquesne satisfies all of the obligations set by the FERC, its planned transition date is October 9, 2008.

On March 18, 2008, the PJM Power Providers Group filed a request for emergency clarification regarding whether Duquesne-zone generators (including the Beaver Valley Plant) could participate in PJM’s May 2008 auction for the 2011-2012 RPM delivery year. FirstEnergy and the other Duquesne-zone generators filed responsive pleadings. On April 18, 2008, the FERC issued its Order on Motion for Emergency Clarification, wherein the FERC ruled that although the status of the Duquesne-zone generators will change to “External Resource” upon Duquesne’s exit from PJM, these generators can contract with PJM for the transmission reservations necessary to participate in the May 2008 auction. FirstEnergy has complied with FERC’s order by obtaining executed transmission service agreements for firm point-to-point transmission service for the 2011-2012 delivery year and, as such, FirstEnergy satisfies the criteria to bid the Beaver Valley Plant into the May 2008 RPM auction. Notwithstanding these events, on April 30, 2008 and May 1, 2008, certain members of the PJM Power Providers Group filed further pleadings on these issues. On May 2, 2008, FirstEnergy filed a responsive pleading. FirstEnergy is participating in the May 2008 RPM auction for the 2011-2012 RPM delivery year.

MISO Resource Adequacy Proposal

MISO made a filing on December 28, 2007 that would create an enforceable planning reserve requirement in the MISO tariff for load serving entities such as the Ohio Companies, Penn Power, and FES. This requirement is proposed to become effective for the planning year beginning June 1, 2009. The filing would permit MISO to establish the reserve margin requirement for load serving entities based upon a one day loss of load in ten years standard, unless the state utility regulatory agency establishes a different planning reserve for load serving entities in its state. FirstEnergy generally supports the proposal as it promotes a mechanism that will result in long-term commitments from both load-serving entities and resources, including both generation and demand side resources that are necessary for reliable resource adequacy and planning in the MISO footprint. Comments on the filing were filed on January 28, 2008. The FERC approved MISO’s Resource Adequacy proposal on March 26, 2008. Rehearing requests are pending on the FERC’s March 26 Order. A compliance filing establishing the enforcement mechanism for the reserve margin requirement is due on or before June 25, 2008.

Organized Wholesale Power Markets

On February 21, 2008, the FERC issued a NOPR through which it proposes to adopt new rules that it states will “improve operations in organized electric markets, boost competition and bring additional benefits to consumers.” The proposed rule addresses demand response and market pricing during reserve shortages, long-term power contracting, market-monitoring policies, and responsiveness of RTOs and ISOs to stakeholders and customers. FirstEnergy does not believe that the proposed rule will have a significant impact on its operations. Comments on the NOPR were filed on April 18, 2008.

12. NEW ACCOUNTING STANDARDS AND INTERPRETATIONS

SFAS 141(R) – “Business Combinations”

In December 2007, the FASB issued SFAS 141(R), which requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) attempts to reduce the complexity of existing GAAP related to business combinations. The Standard includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance. SFAS 141(R) will affect business combinations entered into by FirstEnergy that close after January 1, 2009. In addition, the Standard also affects the accounting for changes in tax valuation allowances made after January 1, 2009, that were established as part of a business combination prior to the implementation of this Standard. FirstEnergy is currently evaluating the impact of adopting this Standard on its financial statements.

SFAS 160 - “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51”

In December 2007, the FASB issued SFAS 160 that establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The Statement is not expected to have a material impact on FirstEnergy’s financial statements.

SFAS 161 - “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”

In March 2008, the FASB issued SFAS 161, which requires enhancements to the current disclosure framework for derivative instruments and hedging activities. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure is intended to better convey the purpose of derivatives use in terms of the risks that the entity is intending to manage. The FASB believes disclosing the fair values of derivative instruments and their gains and losses in a tabular format is designed to provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features is designed to provide financial statement users information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which is intended to help users of financial statements locate important information about derivative instruments. FirstEnergy is currently evaluating the impact of adopting this Standard on its financial statements.

13.  SEGMENT INFORMATION

FirstEnergy has three reportable operating segments: energy delivery services, competitive energy services and Ohio transitional generation services. The “Other” segment primarily consists of telecommunications services. The assets and revenues for the other business operations are below the quantifiable threshold for operating segments for separate disclosure as “reportable operating segments.”

The energy delivery services segment designs, constructs, operates and maintains FirstEnergy's regulated transmission and distribution systems and is responsible for the regulated generation commodity operations of FirstEnergy’s Pennsylvania and New Jersey electric utility subsidiaries. Its revenues are primarily derived from the delivery of electricity, cost recovery of regulatory assets and default service electric generation sales to non-shopping customers in its Pennsylvania and New Jersey franchise areas. Its results reflect the commodity costs of securing electric generation from FES under partial requirements purchased power agreements and from non-affiliated power suppliers as well as the net PJM transmission expenses related to the delivery of that generation load.

The competitive energy services segment supplies electric power to its electric utility affiliates, provides competitive electric sales primarily in Ohio, Pennsylvania, Maryland and Michigan, owns or leases and operates FirstEnergy’s generating facilities and purchases electricity to meet its sales obligations. The segment's net income is primarily derived from the affiliated company PSA sales and the non-affiliated electric generation sales revenues less the related costs of electricity generation, including purchased power and net transmission (including congestion) and ancillary costs charged by PJM and MISO to deliver electricity to the segment’s customers. The segment’s internal revenues represent the affiliated company PSA sales.

The Ohio transitional generation services segment represents the regulated generation commodity operations of FirstEnergy’s Ohio electric utility subsidiaries. Its revenues are primarily derived from electric generation sales to non-shopping customers under the PLR obligations of the Ohio Companies. Its results reflect the purchase of electricity from the competitive energy services segment through full-requirements PSA arrangements, the deferral and amortization of certain fuel costs authorized for recovery by the energy delivery services segment and the net MISO transmission revenues and expenses related to the delivery of generation load. This segment’s total assets consist of accounts receivable for generation revenues from retail customers.

Segment Financial Information
			Ohio
	Energy	Competitive	Transitional
	Delivery	Energy	Generation		Reconciling
Three Months Ended	Services	Services	Services	Other	Adjustments	Consolidated
	(In millions)
March 31, 2008
External revenues	$2,212	$329	$707	$40	$(11)	$3,277
Internal revenues	-	776	-	-	(776)	-
Total revenues	2,212	1,105	707	40	(787)	3,277
Depreciation and amortization	255	53	4	-	5	317
Investment income	45	(6)	1	-	(23)	17
Net interest charges	103	27	-	-	41	171
Income taxes	119	58	15	14	(19)	187
Net income	179	87	23	22	(35)	276
Total assets	23,211	8,108	257	281	558	32,415
Total goodwill	5,582	24	-	-	-	5,606
Property additions	255	462	-	12	(18)	711

March 31, 2007
External revenues	$2,040	$321	$619	$12	$(19)	$2,973
Internal revenues	-	714	-	-	(714)	-
Total revenues	2,040	1,035	619	12	(733)	2,973
Depreciation and amortization	220	51	(15)	1	6	263
Investment income	70	3	1	-	(41)	33
Net interest charges	107	49	1	2	21	180
Income taxes	148	65	15	5	(33)	200
Net income	218	98	24	1	(51)	290
Total assets	23,526	7,089	246	254	675	31,790
Total goodwill	5,874	24	-	-	-	5,898
Property additions	155	124	-	1	16	296

Reconciling adjustments to segment operating results from internal management reporting to consolidated external financial reporting primarily consist of interest expense related to holding company debt, corporate support services revenues and expenses and elimination of intersegment transactions.

14. SUPPLEMENTAL GUARANTOR INFORMATION

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

The consolidating statements of income for the three months ended March 31, 2008 and 2007, consolidating balance sheets as of March 31, 2008 and December 31, 2007 and condensed consolidating statements of cash flows for the three months ended March 31, 2008 and 2007 for FES (parent and guarantor), FGCO and NGC (non-guarantor) are presented below. Investments in wholly owned subsidiaries are accounted for by FES using the equity method. Results of operations for FGCO and NGC are, therefore, reflected in FES’ investment accounts and earnings as if operating lease treatment was achieved. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions and reflect operating lease treatment associated with the 2007 Bruce Mansfield Unit 1 sale and leaseback transaction.

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Three Months Ended March 31, 2008	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$1,099,848	$567,701	$325,684	$(894,117)	$1,099,116

EXPENSES:
Fuel	2,138	291,239	28,312	-	321,689
Purchased power from non-affiliates	206,724	-	-	-	206,724
Purchased power from affiliates	891,979	2,138	25,485	(894,117)	25,485
Other operating expenses	37,596	107,167	139,595	12,188	296,546
Provision for depreciation	307	26,599	24,194	(1,358)	49,742
General taxes	5,415	11,570	6,212	-	23,197
Total expenses	1,144,159	438,713	223,798	(883,287)	923,383

OPERATING INCOME (LOSS)	(44,311)	128,988	101,886	(10,830)	175,733

OTHER INCOME (EXPENSE):
Miscellaneous income (expense), including
net income from equity investees	121,725	(1,208)	(6,537)	(116,884)	(2,904)
Interest expense to affiliates	(82)	(5,289)	(1,839)	-	(7,210)
Interest expense - other	(3,978)	(25,968)	(11,018)	16,429	(24,535)
Capitalized interest	21	6,228	414	-	6,663
Total other income (expense)	117,686	(26,237)	(18,980)	(100,455)	(27,986)

INCOME BEFORE INCOME TAXES	73,375	102,751	82,906	(111,285)	147,747

INCOME TAXES (BENEFIT)	(16,609)	39,285	32,764	2,323	57,763

NET INCOME	$89,984	$63,466	$50,142	$(113,608)	$89,984

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Three Months Ended March 31, 2007	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$1,019,387	$551,355	$234,091	$(786,540)	$1,018,293

EXPENSES:
Fuel	2,367	201,231	29,937	-	233,535
Purchased power from non-affiliates	186,203	2,367	-	(2,367)	186,203
Purchased power from affiliates	784,172	59,069	17,415	(784,173)	76,483
Other operating expenses	51,249	99,095	113,252	-	263,596
Provision for depreciation	453	24,936	22,621	-	48,010
General taxes	4,934	10,568	6,216	-	21,718
Total expenses	1,029,378	397,266	189,441	(786,540)	829,545

OPERATING INCOME (LOSS)	(9,991)	154,089	44,650	-	188,748

OTHER INCOME (EXPENSE):
Miscellaneous income (expense), including
net income from equity investees	113,948	916	5,200	(100,332)	19,732
Interest expense to affiliates	-	(24,331)	(5,115)	-	(29,446)
Interest expense - other	(1,385)	(6,760)	(9,213)	-	(17,358)
Capitalized interest	5	2,099	1,105	-	3,209
Total other income (expense)	112,568	(28,076)	(8,023)	(100,332)	(23,863)

INCOME BEFORE INCOME TAXES	102,577	126,013	36,627	(100,332)	164,885

INCOME TAXES	73	49,289	13,019	-	62,381

NET INCOME	$102,504	$76,724	$23,608	$(100,332)	$102,504

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATING BALANCE SHEETS
(Unaudited)

As of March 31, 2008	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2	$-	$-	$-	$2
Receivables-
Customers	125,116	-	-	-	125,116
Associated companies	285,350	231,049	96,852	(295,511)	317,740
Other	1,174	1,050	-		2,224
Notes receivable from associated companies	668,376	-	69,011	-	737,387
Materials and supplies, at average cost	2,849	264,501	207,275	-	474,625
Prepayments and other	107,798	26,208	1,728	-	135,734
	1,190,665	522,808	374,866	(295,511)	1,792,828

PROPERTY, PLANT AND EQUIPMENT:
In service	35,302	5,359,381	3,700,973	(391,896)	8,703,760
Less - Accumulated provision for depreciation	7,810	2,655,103	1,537,747	(168,115)	4,032,545
	27,492	2,704,278	2,163,226	(223,781)	4,671,215
Construction work in progress	10,792	881,899	165,389	-	1,058,080
	38,284	3,586,177	2,328,615	(223,781)	5,729,295

OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	-	-	1,263,338	-	1,263,338
Long-term notes receivable from associated companies	-	-	62,900	-	62,900
Investment in associated companies	2,598,022	-	-	(2,598,022)	-
Other	2,529	21,657	202	-	24,388
	2,600,551	21,657	1,326,440	(2,598,022)	1,350,626

DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income taxes	10,518	495,131	-	(248,666)	256,983
Lease assignment receivable from associated companies	-	67,256	-	-	67,256
Goodwill	24,248		-	-	24,248
Property taxes	-	25,007	22,767	-	47,774
Pension assets	3,214	12,856	-	-	16,070
Unamortized sale and leaseback costs	-	38,120	-	47,575	85,695
Other	18,177	49,393	5,188	(37,939)	34,819
	56,157	687,763	27,955	(239,030)	532,845
	$3,885,657	$4,818,405	$4,057,876	$(3,356,344)	$9,405,594

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$-	$738,087	$887,265	$(16,896)	$1,608,456
Notes payable-
Associated companies	-	885,760	260,199	-	1,145,959
Other	700,000	-	-	-	700,000
Accounts payable-
Associated companies	554,844	1,419	119,773	(270,368)	405,668
Other	55,614	130,090	-	-	185,704
Accrued taxes	3,378	116,383	47,292	(24,219)	142,834
Other	85,100	107,791	9,731	45,484	248,106
	1,398,936	1,979,530	1,324,260	(265,999)	4,436,727

CAPITALIZATION:
Common stockholder's equity	2,460,215	1,011,907	1,579,614	(2,591,521)	2,460,215
Long-term debt and other long-term obligations	-	1,320,773	62,900	(1,305,717)	77,956
	2,460,215	2,332,680	1,642,514	(3,897,238)	2,538,171

NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	-	-	-	1,051,871	1,051,871
Accumulated deferred income taxes	-	-	244,978	(244,978)	-
Accumulated deferred investment tax credits	-	35,350	24,619	-	59,969
Asset retirement obligations	-	24,947	798,739	-	823,686
Retirement benefits	9,332	56,016	-	-	65,348
Property taxes	-	25,329	22,766	-	48,095
Lease market valuation liability	-	341,881	-	-	341,881
Other	17,174	22,672	-	-	39,846
	26,506	506,195	1,091,102	806,893	2,430,696
	$3,885,657	$4,818,405	$4,057,876	$(3,356,344)	$9,405,594

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATING BALANCE SHEETS
(Unaudited)

As of December 31, 2007	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2	$-	$-	$-	$2
Receivables-
Customers	133,846	-	-	-	133,846
Associated companies	327,715	237,202	98,238	(286,656)	376,499
Other	2,845	978	-	-	3,823
Notes receivable from associated companies	23,772	-	69,012	-	92,784
Materials and supplies, at average cost	195	215,986	210,834	-	427,015
Prepayments and other	67,981	21,605	2,754	-	92,340
	556,356	475,771	380,838	(286,656)	1,126,309

PROPERTY, PLANT AND EQUIPMENT:
In service	25,513	5,065,373	3,595,964	(392,082)	8,294,768
Less - Accumulated provision for depreciation	7,503	2,553,554	1,497,712	(166,756)	3,892,013
	18,010	2,511,819	2,098,252	(225,326)	4,402,755
Construction work in progress	1,176	571,672	188,853	-	761,701
	19,186	3,083,491	2,287,105	(225,326)	5,164,456

OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	-	-	1,332,913	-	1,332,913
Long-term notes receivable from associated companies	-	-	62,900	-	62,900
Investment in associated companies	2,516,838	-	-	(2,516,838)	-
Other	2,732	37,071	201	-	40,004
	2,519,570	37,071	1,396,014	(2,516,838)	1,435,817

DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income taxes	16,978	522,216	-	(262,271)	276,923
Lease assignment receivable from associated companies	-	215,258	-	-	215,258
Goodwill	24,248	-	-	-	24,248
Property taxes	-	25,007	22,767	-	47,774
Pension asset	3,217	13,506	-	-	16,723
Unamortized sale and leaseback costs	-	27,597	-	43,206	70,803
Other	22,956	52,971	6,159	(38,133)	43,953
	67,399	856,555	28,926	(257,198)	695,682
TOTAL ASSETS	$3,162,511	$4,452,888	$4,092,883	$(3,286,018)	$8,422,264

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$-	$596,827	$861,265	$(16,896)	$1,441,196
Short-term borrowings-
Associated companies	-	238,786	25,278	-	264,064
Other	300,000	-	-	-	300,000
Accounts payable-
Associated companies	287,029	175,965	268,926	(286,656)	445,264
Other	56,194	120,927	-	-	177,121
Accrued taxes	18,831	125,227	28,229	(836)	171,451
Other	57,705	131,404	11,972	36,725	237,806
	719,759	1,389,136	1,195,670	(267,663)	3,036,902

CAPITALIZATION:
Common stockholder's equity	2,414,231	951,542	1,562,069	(2,513,611)	2,414,231
Long-term debt and other long-term obligations	-	1,597,028	242,400	(1,305,716)	533,712
	2,414,231	2,548,570	1,804,469	(3,819,327)	2,947,943

NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	-	-	-	1,060,119	1,060,119
Accumulated deferred income taxes	-	-	259,147	(259,147)	-
Accumulated deferred investment tax credits	-	36,054	25,062	-	61,116
Asset retirement obligations	-	24,346	785,768	-	810,114
Retirement benefits	8,721	54,415	-	-	63,136
Property taxes	-	25,328	22,767	-	48,095
Lease market valuation liability	-	353,210	-	-	353,210
Other	19,800	21,829	-	-	41,629
	28,521	515,182	1,092,744	800,972	2,437,419
TOTAL LIABILITIES AND CAPITALIZATION	$3,162,511	$4,452,888	$4,092,883	$(3,286,018)	$8,422,264

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31, 2008	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

NET CASH PROVIDED FROM (USED FOR)
OPERATING ACTIVITIES	$273,827	$(122,171)	$8,108	$188	$159,952

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	400,000	646,975	234,921	-	1,281,896
Redemptions and Repayments-
Long-term debt	-	(135,063)	(153,540)	-	(288,603)
Common stock dividend payments	(10,000)	-	-	-	(10,000)
Net cash provided from financing activities	390,000	511,912	81,381	-	983,293

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(19,406)	(375,391)	(81,545)	(187)	(476,529)
Proceeds from asset sales	-	5,088	-	-	5,088
Sales of investment securities held in trusts	-	-	173,123	-	173,123
Purchases of investment securities held in trusts	-	-	(181,079)	-	(181,079)
Loans to associated companies, net	(644,604)	-	-	-	(644,604)
Other	183	(19,438)	12	(1)	(19,244)
Net cash used for investing activities	(663,827)	(389,741)	(89,489)	(188)	(1,143,245)

Net change in cash and cash equivalents	-	-	-	-	-
Cash and cash equivalents at beginning of period	2	-	-	-	2
Cash and cash equivalents at end of period	$2	$-	$-	$-	$2

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31, 2007	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

NET CASH PROVIDED FROM
OPERATING ACTIVITIES	$65,870	$55,003	$177,456	$-	$298,329

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Equity contribution from parent	700,000	700,000	-	(700,000)	700,000
Short-term borrowings, net	250,000	-	-	(52,269)	197,731
Redemptions and Repayments-
Long-term debt	-	(616,728)	(128,716)	-	(745,444)
Short-term borrowings, net	-	(52,269)	-	52,269	-
Net cash provided from (used for) financing activities	950,000	31,003	(128,716)	(700,000)	152,287

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(214)	(81,400)	(35,892)	-	(117,506)
Sales of investment securities held in trusts	-	-	178,632	-	178,632
Purchases of investment securities held in trusts	-	-	(188,076)	-	(188,076)
Loans to associated companies, net	(316,003)	-	(3,895)	-	(319,898)
Investment in subsidiary	(700,000)	-	-	700,000	-
Other	347	(4,606)	491	-	(3,768)
Net cash used for investing activities	(1,015,870)	(86,006)	(48,740)	700,000	(450,616)

Net change in cash and cash equivalents	-	-	-	-	-
Cash and cash equivalents at beginning of period	2	-	-	-	2
Cash and cash equivalents at end of period	$2	$-	$-	$-	$2

ITEM 4T. CONTROLS AND PROCEDURES – OE, CEI, TE AND PENELEC (Restated)

(a)           EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In the original Form 10-Q for the first quarter of 2008, each registrant’s chief executive officer and chief financial officer concluded that, as of the end of the period covered by that report, the applicable registrant's disclosure controls and procedures were effective as of March 31, 2008. Subsequent to the restatement of the respective registrants’ Consolidated Statements of Cash Flows discussed in the revised Note 1 to the Combined Notes to Consolidated Financial Statements included in the Form 10-Q/A, each registrant's chief executive officer and chief financial officer performed an updated review and evaluated such registrant's disclosure controls and procedures. Based upon that updated evaluation and as a result of the material weakness in the internal controls over the preparation and review of the Consolidated Statement of Cash Flows discussed below, those officers concluded that, as of the end of the period covered by this report, the applicable registrant's disclosure controls and procedures were ineffective as of March 31, 2008.

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

As reported in this Form 10-Q/A, each registrant has amended its original Form 10-Q for the first quarter of 2008 to restate its Consolidated Statements of Cash Flows for the three months ended March 31, 2008, to correct common stock dividend payments reported in cash flows from financing activities. The Consolidated Statements of Cash Flows for each registrant, as originally filed, erroneously did not reflect the payment of common stock dividends in the first quarter of 2008, which were declared in the third quarter of 2007. The corrections resulted in a corresponding change in operating liabilities - accounts payable, included in cash flows from operating activities.

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

(b)           CHANGES IN INTERNAL CONTROLS

During the quarter ended March 31, 2008, there were no changes in the registrants' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS

Exhibit Number

OE
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

Pursuant to reporting requirements of respective financings, OE and Penelec are required to file fixed charge ratios as an exhibit to this Form 10-Q. Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, neither OE, CEI, TE nor Penelec have filed as an exhibit to this Form 10-Q any instrument with respect to long-term debt if the respective total amount of securities authorized thereunder does not exceed 10% of its respective total assets, but each hereby agrees to furnish to the SEC on request any such documents.

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