Form 10-Q/A
period 2008-06-30
CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; PENNSYLVANIA ELECTRIC CO; TOLEDO EDISON CO
filed 2008-11-25
CIK 20947, 73960, 77227, 352049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q/A

Amendment No. 1

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer ( )	N/A
Accelerated Filer ( )	N/A
Non-accelerated Filer (Do not check if a smaller reporting company) (X)	Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company and Pennsylvania Electric Company

Smaller Reporting Company ( )	N/A

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ( ) No (X)	Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company and Pennsylvania Electric Company

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF AUGUST 6, 2008
Ohio Edison Company, no par value	60
The Cleveland Electric Illuminating Company, no par value	67,930,743
The Toledo Edison Company, $5 par value	29,402,054
Pennsylvania Electric Company, $20 par value	4,427,577

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

EXPLANATORY NOTE

This combined Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2008 is being filed by Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company and Pennsylvania Electric Company (the “registrants”) to correct common stock dividend payments reported in their respective consolidated statements of cash flows for the six months ended June 30, 2008, contained in Part I, Item 1, Consolidated Financial Statements. This correction does not affect the respective registrants’ previously reported consolidated statements of income and comprehensive income for the three months and six months ended June 30, 2008 and consolidated balance sheets as of June 30, 2008 contained in the combined Form 10-Q for the quarter ended June 30, 2008, as originally filed on August 7, 2008 (the “original Form 10-Q”). Except for Part I, Items 1 and 4T and certain exhibits under Part II, Item 6, no other information included in the Form 10-Q as originally filed is being revised by, or repeated in this amendment.

As discussed under “Restatement of the Consolidated Statements of Cash Flows” in Note 1 to the revised Combined Notes to Consolidated Financial Statements of the registrants included in this Form 10-Q/A, the registrants have restated their respective consolidated statements of cash flows to correct common stock dividend payments reported in cash flows from financing activities. The consolidated statements of cash flows for those registrants, as originally filed, erroneously did not reflect the payment of common stock dividends in the first and second quarters of 2008, which were declared in the third quarter of 2007. The corrections resulted in a corresponding change in operating liabilities - accounts payable, included in cash flows from operating activities.

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

Please note that the information contained in this Amendment No. 1, including the consolidated financial statements and notes thereto, does not reflect events occurring after the date of the original Form 10-Q filing on August 7, 2008, except to the extent described above.

TABLE OF CONTENTS

Pages

Glossary of Terms	ii-iv

Part I. Financial Information

Item 1. Financial Statements.	1

Ohio Edison Company

Report of Independent Registered Public Accounting Firm	2
Consolidated Statements of Income and Comprehensive Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5

The Cleveland Electric Illuminating Company

Report of Independent Registered Public Accounting Firm	6
Consolidated Statements of Income and Comprehensive Income	7
Consolidated Balance Sheets	8
Consolidated Statements of Cash Flows	9

The Toledo Edison Company

Report of Independent Registered Public Accounting Firm	10
Consolidated Statements of Income and Comprehensive Income	11
Consolidated Balance Sheets	12
Consolidated Statements of Cash Flows	13

Pennsylvania Electric Company

Report of Independent Registered Public Accounting Firm	14
Consolidated Statements of Income and Comprehensive Income	15
Consolidated Balance Sheets	16
Consolidated Statements of Cash Flows	17

Combined Notes to Consolidated Financial Statements	18-56

Item 4T. Controls and Procedures – OE, CEI, TE and Penelec.	57

Part II. Other Information

Item 6. Exhibits.	58

i

GLOSSARY OF TERMS

The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

ATSI	American Transmission Systems, Incorporated, owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
Companies	OE, CEI, TE, JCP&L, Met-Ed and Penelec
FENOC	FirstEnergy Nuclear Operating Company, operates nuclear generating facilities
FES	FirstEnergy Solutions Corp., provides energy-related products and services
FESC	FirstEnergy Service Company, provides legal, financial and other corporate support services
FGCO	FirstEnergy Generation Corp., owns and operates non-nuclear generating facilities
FirstEnergy	FirstEnergy Corp., a public utility holding company
GPU	GPU, Inc., former parent of JCP&L, Met-Ed and Penelec, which merged with FirstEnergy on November 7, 2001
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
JCP&L Transition Funding	JCP&L Transition Funding LLC, a Delaware limited liability company and issuer of transition bonds
JCP&L Transition Funding II	JCP&L Transition Funding II LLC, a Delaware limited liability company and issuer of transition bonds
Met-Ed	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
NGC	FirstEnergy Nuclear Generation Corp., owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
Penelec	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	Met-Ed, Penelec and Penn
PNBV	PNBV Capital Trust, a special purpose entity created by OE in 1996
Shippingport	Shippingport Capital Trust, a special purpose entity created by CEI and TE in 1997
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary

The following abbreviations and acronyms are used to identify frequently used terms in this report:

ACO	Administrative Consent Order
AEP	American Electric Power Company, Inc.
ALJ	Administrative Law Judge
AMP-Ohio	American Municipal Power-Ohio, Inc.
AOCL	Accumulated Other Comprehensive Loss
AQC	Air Quality Control
ARB	Accounting Research Bulletin
ARO	Asset Retirement Obligation
ASM	Ancillary Services Market
BGS	Basic Generation Service
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CBP	Competitive Bid Process
CO2	Carbon Dioxide
DFI	Demand for Information
DOJ	United States Department of Justice
DRA	Division of Ratepayer Advocate
EIS	Energy Independence Strategy
EITF	Emerging Issues Task Force
EMP	Energy Master Plan
EPA	United States Environmental Protection Agency
EPACT	Energy Policy Act of 2005
ESP	Electric Security Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
FIN 46R	FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities"

GLOSSARY OF TERMS, Cont’d.

FIN 47	FIN 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143"
FIN 48	FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”
FMB	First Mortgage Bonds
FSP	FASB Staff Position
FSP FAS 157-2	FSP FAS 157-2, “Effective Date of FASB Statement No. 157”
FTR	Financial Transmission Rights
GAAP	Accounting Principles Generally Accepted in the United States
GHG	Greenhouse Gases
ICE	Intercontinental Exchange
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
KWH	Kilowatt-hours
LIBOR	London Interbank Offered Rate
LOC	Letter of Credit
MEIUG	Met-Ed Industrial Users Group
MEW	Mission Energy Westside, Inc.
MISO	Midwest Independent Transmission System Operator, Inc.
Moody’s	Moody’s Investors Service
MRO	Market Rate Offer
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NOPR	Notice of Proposed Rulemaking
NOV	Notice of Violation
NOX	Nitrogen Oxide
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NUG	Non-Utility Generation
NUGC	Non-Utility Generation Charge
NYMEX	New York Mercantile Exchange
OCA	Office of Consumer Advocate
OTC	Over the Counter
OVEC	Ohio Valley Electric Corporation
PCAOB	Public Company Accounting Oversight Board
PCRB	Pollution Control Revenue Bond
PICA	Penelec Industrial Customer Alliance
PJM	PJM Interconnection L. L. C.
PLR	Provider of Last Resort
PPUC	Pennsylvania Public Utility Commission
PRP	Potentially Responsible Party
PSA	Power Supply Agreement
PUCO	Public Utilities Commission of Ohio
PUHCA	Public Utility Holding Company Act of 1935
RCP	Rate Certainty Plan
RECB	Regional Expansion Criteria and Benefits
RFP	Request for Proposal
RPM	Reliability Pricing Model
RSP	Rate Stabilization Plan
RTC	Regulatory Transition Charge
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Service
SB221	Amended Substitute Senate Bill 221
SBC	Societal Benefits Charge
SEC	U.S. Securities and Exchange Commission
SECA	Seams Elimination Cost Adjustment
SFAS	Statement of Financial Accounting Standards

GLOSSARY OF TERMS, Cont’d.

SFAS 109	SFAS No. 109, “Accounting for Income Taxes”
SFAS 123(R)	SFAS No. 123(R), "Share-Based Payment"
SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”
SFAS 141(R)	SFAS No 141(R), “Business Combinations”
SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”
SFAS 157	SFAS No. 157, “Fair Value Measurements”
SFAS 159	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”
SFAS 160	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51”
SFAS 161	SFAS No 161, “Disclosure about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”
SFAS 162	SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”
SIP	State Implementation Plan(s) Under the Clean Air Act
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
TBC	Transition Bond Charge
TMI-1	Three Mile Island Unit 1
TMI-2	Three Mile Island Unit 2
TSC	Transmission Service Charge
VIE	Variable Interest Entity

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of Ohio Edison Company:

We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company and its subsidiaries as of June 30, 2008 and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2008 and 2007 and the consolidated statement of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, capitalization, common stockholder's equity, and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2008 financial statements to correct an error.

PricewaterhouseCoopers LLP Cleveland, Ohio August 7, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008.

OHIO EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2008	2007	2008	2007

	(In thousands)

REVENUES:
Electric sales	$583,268	$569,430	$1,205,539	$1,163,774
Excise tax collections	26,287	27,351	56,665	58,605
Total revenues	609,555	596,781	1,262,204	1,222,379

EXPENSES:
Purchased power	308,049	322,639	648,235	672,491
Other operating costs	137,619	147,086	277,945	280,101
Provision for depreciation	21,414	19,110	42,907	37,958
Amortization of regulatory assets	47,856	46,126	96,394	91,543
Deferral of new regulatory assets	(25,901)	(54,344)	(51,312)	(90,993)
General taxes	44,389	45,393	94,842	95,138
Total expenses	533,426	526,010	1,109,011	1,086,238

OPERATING INCOME	76,129	70,771	153,193	136,141

OTHER INCOME (EXPENSE):
Investment income	11,488	21,346	26,543	47,976
Miscellaneous income (expense)	(285)	2,319	(4,091)	2,692
Interest expense	(16,901)	(21,416)	(34,542)	(42,438)
Capitalized interest	159	152	269	262
Total other income (expense)	(5,539)	2,401	(11,821)	8,492

INCOME BEFORE INCOME TAXES	70,590	73,172	141,372	144,633

INCOME TAXES	21,748	27,559	48,621	44,985

NET INCOME	48,842	45,613	92,751	99,648

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirment benefits	(3,994)	(3,424)	(7,988)	(6,847)
Change in unrealized gain on available-for-sale securities	(2,803)	5,099	(10,374)	4,973
Other comprehensive income (loss)	(6,797)	1,675	(18,362)	(1,874)
Income tax expense (benefit) related to other
comprehensive income	(2,564)	388	(6,826)	(1,115)
Other comprehensive income (loss), net of tax	(4,233)	1,287	(11,536)	(759)

TOTAL COMPREHENSIVE INCOME	$44,609	$46,900	$81,215	$98,889

The accompanying Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.

OHIO EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$889	$732
Receivables-
Customers (less accumulated provisions of $6,222,000 and $8,032,000,
respectively, for uncollectible accounts)	262,717	248,990
Associated companies	174,773	185,437
Other (less accumulated provisions of $30,000 and $5,639,000,
respectively, for uncollectible accounts)	10,094	12,395
Notes receivable from associated companies	472,884	595,859
Prepayments and other	15,833	10,341
	937,190	1,053,754
UTILITY PLANT:
In service	2,819,937	2,769,880
Less - Accumulated provision for depreciation	1,093,194	1,090,862
	1,726,743	1,679,018
Construction work in progress	40,065	50,061
	1,766,808	1,729,079
OTHER PROPERTY AND INVESTMENTS:
Long-term notes receivable from associated companies	257,940	258,870
Investment in lease obligation bonds	248,894	253,894
Nuclear plant decommissioning trusts	117,941	127,252
Other	32,205	36,037
	656,980	676,053
DEFERRED CHARGES AND OTHER ASSETS:
Regulatory assets	682,844	737,326
Pension assets	243,348	228,518
Property taxes	65,520	65,520
Unamortized sale and leaseback costs	42,632	45,133
Other	32,017	48,075
	1,066,361	1,124,572
	$4,427,339	$4,583,458
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$159,659	$333,224
Short-term borrowings-
Associated companies	-	50,692
Other	122,874	2,609
Accounts payable-
Associated companies	112,484	174,088
Other	24,654	19,881
Accrued taxes	58,265	89,571
Accrued interest	21,126	22,378
Other	64,332	65,163
	563,394	757,606
CAPITALIZATION:
Common stockholder's equity-
Common stock, without par value, authorized 175,000,000 shares -
60 shares outstanding	1,220,424	1,220,512
Accumulated other comprehensive income	36,850	48,386
Retained earnings	400,028	307,277
Total common stockholder's equity	1,657,302	1,576,175
Long-term debt and other long-term obligations	838,283	840,591
	2,495,585	2,416,766
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	779,427	781,012
Accumulated deferred investment tax credits	15,015	16,964
Asset retirement obligations	96,469	93,571
Retirement benefits	174,592	178,343
Deferred revenues - electric service programs	25,078	46,849
Other	277,779	292,347
	1,368,360	1,409,086
COMMITMENTS AND CONTINGENCIES (Note 10)
	$4,427,339	$4,583,458

The accompanying Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these balance sheets.

OHIO EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	Restated
	2008	2007
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,751	$99,648
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	42,907	37,958
Amortization of regulatory assets	96,394	91,543
Deferral of new regulatory assets	(51,312)	(90,993)
Amortization of lease costs	(4,399)	(4,367)
Deferred income taxes and investment tax credits, net	7,059	3,017
Accrued compensation and retirement benefits	(31,579)	(25,829)
Pension trust contribution	-	(20,261)
Decrease (increase) in operating assets-
Receivables	30,159	(60,535)
Prepayments and other current assets	(2,485)	(3,162)
Increase (decrease) in operating liabilities-
Accounts payable	(6,831)	10,080
Accrued taxes	(31,306)	(87,969)
Accrued interest	(1,252)	(1,306)
Electric service prepayment programs	(21,771)	(19,144)
Other	2,671	4,545
Net cash provided from (used for) operating activities	121,006	(66,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	69,573	2,859
Redemptions and Repayments-
Common stock	-	(500,000)
Long-term debt	(175,577)	(1,181)
Dividend Payments-
Common stock	(50,000)	(50,000)
Net cash used for financing activities	(156,004)	(548,322)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(92,061)	(66,607)
Sales of investment securities held in trusts	79,613	22,225
Purchases of investment securities held in trusts	(84,130)	(25,878)
Loan repayments from associated companies, net	123,905	670,774
Cash investments	5,000	-
Other	2,828	14,770
Net cash provided from investing activities	35,155	615,284

Net increase in cash and cash equivalents	157	187
Cash and cash equivalents at beginning of period	732	712
Cash and cash equivalents at end of period	$889	$899

The accompanying Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors of
The Cleveland Electric Illuminating Company:

We have reviewed the accompanying consolidated balance sheet of The Cleveland Electric Illuminating Company and its subsidiaries as of June 30, 2008 and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2008 and 2007 and the consolidated statement of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, capitalization, common stockholder's equity, and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2008 financial statements to correct an error.

PricewaterhouseCoopers LLP Cleveland, Ohio August 7, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2008	2007	2008	2007
	(In thousands)

REVENUES:
Electric sales	$418,194	$433,014	$836,902	$855,819
Excise tax collections	16,195	16,468	34,795	34,495
Total revenues	434,389	449,482	871,697	890,314

EXPENSES:
Fuel	-	14,332	-	27,523
Purchased power	185,611	178,669	378,855	359,326
Other operating costs	62,659	83,075	127,777	158,026
Provision for depreciation	17,744	18,713	36,820	37,181
Amortization of regulatory assets	38,525	35,047	76,781	68,176
Deferral of new regulatory assets	(26,019)	(43,059)	(55,267)	(77,016)
General taxes	32,425	34,098	72,508	72,992
Total expenses	310,945	320,875	637,474	646,208

OPERATING INCOME	123,444	128,607	234,223	244,106

OTHER INCOME (EXPENSE):
Investment income	8,394	16,324	17,582	34,011
Miscellaneous income (expense)	(739)	3,226	(205)	3,957
Interest expense	(30,935)	(37,267)	(63,455)	(73,007)
Capitalized interest	188	141	384	346
Total other expense	(23,092)	(17,576)	(45,694)	(34,693)

INCOME BEFORE INCOME TAXES	100,352	111,031	188,529	209,413

INCOME TAXES	33,779	42,082	64,105	76,915

NET INCOME	66,573	68,949	124,424	132,498

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(213)	1,203	(426)	2,405
Income tax expense (benefit) related to other comprehensive income	(390)	357	(109)	712
Other comprehensive income (loss), net of tax	177	846	(317)	1,693

TOTAL COMPREHENSIVE INCOME	$66,750	$69,795	$124,107	$134,191

The accompanying Notes to Consolidated Financial Statements as they relate to The Cleveland Electric Illuminating Company are an integral part of these statements.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$239	$232
Receivables-
Customers (less accumulated provisions of $5,951,000 and $7,540,000	286,275	251,000
respectively, for uncollectible accounts)
Associated companies	92,179	166,587
Other	11,354	12,184
Notes receivable from associated companies	22,174	52,306
Prepayments and other	3,022	2,327
	415,243	484,636
UTILITY PLANT:
In service	2,173,276	2,256,956
Less - Accumulated provision for depreciation	836,523	872,801
	1,336,753	1,384,155
Construction work in progress	36,281	41,163
	1,373,034	1,425,318
OTHER PROPERTY AND INVESTMENTS:
Investment in lessor notes	425,719	463,431
Other	10,265	10,285
	435,984	473,716
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	1,688,521	1,688,521
Regulatory assets	838,612	870,695
Pension assets	66,522	62,471
Property taxes	76,000	76,000
Other	8,888	32,987
	2,678,543	2,730,674
	$4,902,804	$5,114,344
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$207,296	$207,266
Short-term borrowings-
Associated companies	308,214	531,943
Other	135,000	-
Accounts payable-
Associated companies	78,565	169,187
Other	6,993	5,295
Accrued taxes	56,337	94,991
Accrued interest	14,073	13,895
Other	34,468	34,350
	840,946	1,056,927

CAPITALIZATION:
Common stockholder's equity-
Common stock, without par value, authorized 105,000,000 shares -
67,930,743 shares outstanding	873,433	873,536
Accumulated other comprehensive loss	(69,446)	(69,129)
Retained earnings	809,852	685,428
Total common stockholder's equity	1,613,839	1,489,835
Long-term debt and other long-term obligations	1,447,851	1,459,939
	3,061,690	2,949,774
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	712,467	725,523
Accumulated deferred investment tax credits	17,637	18,567
Retirement benefits	94,951	93,456
Deferred revenues - electric service programs	15,646	27,145
Lease assignment payable to associated companies	38,420	131,773
Other	121,047	111,179
	1,000,168	1,107,643
COMMITMENTS AND CONTINGENCIES (Note 10)
	$4,902,804	$5,114,344

The accompanying Notes to Consolidated Financial Statements as they relate to The Cleveland Electric Illuminating Company are an integral part of these balance sheets.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	Restated
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$124,424	$132,498
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	36,820	37,181
Amortization of regulatory assets	76,781	68,176
Deferral of new regulatory assets	(55,267)	(77,016)
Deferred rents and lease market valuation liability	-	(45,858)
Deferred income taxes and investment tax credits, net	(12,125)	(7,103)
Accrued compensation and retirement benefits	(4,027)	1,594
Pension trust contribution	-	(24,800)
Decrease (increase) in operating assets-
Receivables	73,484	156,526
Prepayments and other current assets	(689)	163
Increase (decrease) in operating liabilities-
Accounts payable	11,076	(308,551)
Accrued taxes	(38,654)	(40,119)
Accrued interest	178	3,117
Electric service prepayment programs	(11,498)	(11,129)
Other	2,291	689
Net cash provided from (used for) operating activities	202,794	(114,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	-	247,426
Redemptions and Repayments-
Long-term debt	(335)	(103,397)
Short-term borrowings, net	(100,562)	(52,894)
Dividend Payments-
Common stock	(100,000)	(104,000)
Net cash used for financing activities	(200,897)	(12,865)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(67,206)	(64,366)
Loan repayments from associated companies, net	30,132	2,292
Collection of principal on long-term notes receivable	-	133,341
Redemption of lessor notes	37,712	56,175
Other	(2,528)	70
Net cash provided from (used for) investing activities	(1,890)	127,512

Net increase in cash and cash equivalents	7	15
Cash and cash equivalents at beginning of period	232	221
Cash and cash equivalents at end of period	$239	$236

The accompanying Notes to Consolidated Financial Statements as they relate to The Cleveland Electric Illuminating Company are an integral part of these statements.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of The Toledo Edison Company:

We have reviewed the accompanying consolidated balance sheet of The Toledo Edison Company and its subsidiary as of June 30, 2008 and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2008 and 2007 and the consolidated statement of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, capitalization, common stockholder's equity, and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2008 financial statements to correct an error.

PricewaterhouseCoopers LLP Cleveland, Ohio August 7, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008.

THE TOLEDO EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)

REVENUES:
Electric sales	$214,353	$233,637	$418,022	$466,693
Excise tax collections	7,153	6,700	15,178	14,100
Total revenues	221,506	240,337	433,200	480,793

EXPENSES:
Purchased power	102,850	96,276	204,148	192,445
Other operating costs	50,805	74,471	96,134	145,260
Provision for depreciation	7,941	9,127	16,966	18,244
Amortization of regulatory assets	25,360	24,948	50,385	48,824
Deferral of new regulatory assets	(8,929)	(18,247)	(18,423)	(31,728)
General taxes	12,605	13,000	26,982	26,734
Total expenses	190,632	199,575	376,192	399,779

OPERATING INCOME	30,874	40,762	57,008	81,014

OTHER INCOME (EXPENSE):
Investment income	5,224	7,309	11,705	14,534
Miscellaneous expense	(1,949)	(2,056)	(3,463)	(5,156)
Interest expense	(5,578)	(8,916)	(11,613)	(16,419)
Capitalized interest	88	164	125	247
Total other expense	(2,215)	(3,499)	(3,246)	(6,794)

INCOME BEFORE INCOME TAXES	28,659	37,263	53,762	74,220

INCOME TAXES	7,352	15,392	15,440	26,489

NET INCOME	21,307	21,871	38,322	47,731

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(64)	573	(127)	1,146
Change in unrealized gain on available-for-sale-securities	(2,481)	(669)	(520)	(290)
Other comprehensive income (loss)	(2,545)	(96)	(647)	856
Income tax expense (benefit) related to other
comprehensive income	(914)	(43)	(186)	291
Other comprehensive income (loss), net of tax	(1,631)	(53)	(461)	565

TOTAL COMPREHENSIVE INCOME	$19,676	$21,818	$37,861	$48,296

The accompanying Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.

THE TOLEDO EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22	$22
Receivables-
Customers	1,251	449
Associated companies	13,465	88,796
Other (less accumulated provisions of $174,000 and $615,000,
respectively, for uncollectible accounts)	9,901	3,116
Notes receivable from associated companies	56,912	154,380
Prepayments and other	1,157	865
	82,708	247,628
UTILITY PLANT:
In service	852,806	931,263
Less - Accumulated provision for depreciation	397,496	420,445
	455,310	510,818
Construction work in progress	6,111	19,740
	461,421	530,558
OTHER PROPERTY AND INVESTMENTS:
Investment in lessor notes	142,687	154,646
Long-term notes receivable from associated companies	37,384	37,530
Nuclear plant decommissioning trusts	68,002	66,759
Other	1,712	1,756
	249,785	260,691
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	500,576	500,576
Regulatory assets	171,030	203,719
Pension assets	30,240	28,601
Property taxes	21,010	21,010
Other	62,686	20,496
	785,542	774,402
	$1,579,456	$1,813,279
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$34	$34
Accounts payable-
Associated companies	44,205	245,215
Other	4,339	4,449
Notes payable to associated companies	34,954	13,396
Accrued taxes	22,322	30,245
Lease market valuation liability	36,900	36,900
Other	15,256	22,747
	158,010	352,986
CAPITALIZATION:
Common stockholder's equity-
Common stock, $5 par value, authorized 60,000,000 shares -
29,402,054 shares outstanding	147,010	147,010
Other paid-in capital	173,170	173,169
Accumulated other comprehensive loss	(11,067)	(10,606)
Retained earnings	213,940	175,618
Total common stockholder's equity	523,053	485,191
Long-term debt and other long-term obligations	303,386	303,397
	826,439	788,588
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	100,308	103,463
Accumulated deferred investment tax credits	9,753	10,180
Lease market valuation liability	291,550	310,000
Retirement benefits	65,291	63,215
Asset retirement obligations	29,225	28,366
Deferred revenues - electric service programs	6,622	12,639
Lease assignment payable to associated companies	28,835	83,485
Other	63,423	60,357
	595,007	671,705
COMMITMENTS AND CONTINGENCIES (Note 10)
	$1,579,456	$1,813,279

The accompanying Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these balance sheets.

THE TOLEDO EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	Restated
	2008	2007
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,322	$47,731
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	16,966	18,244
Amortization of regulatory assets	50,385	48,824
Deferral of new regulatory assets	(18,423)	(31,728)
Deferred rents and lease market valuation liability	(39,045)	(41,981)
Deferred income taxes and investment tax credits, net	(3,113)	(11,924)
Accrued compensation and retirement benefits	(1,160)	1,277
Pension trust contribution	-	(7,659)
Decrease (increase) in operating assets-
Receivables	76,978	(21,594)
Prepayments and other current assets	(292)	59
Increase (decrease) in operating liabilities-
Accounts payable	(166,120)	(56,784)
Accrued taxes	(7,923)	751
Electric service prepayment programs	(6,017)	(5,334)
Other	870	2,569
Net cash used for operating activities	(58,572)	(57,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	21,558	88,686
Redemptions and Repayments-
Long-term debt	(17)	-
Dividend Payments-
Common stock	(35,000)	(40,000)
Net cash provided from (used for) financing activities	(13,459)	48,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(34,388)	(19,804)
Loan repayments from (loans to) associated companies, net	97,479	(19,546)
Collection of principal on long-term notes receivable	135	32,327
Redemption of lessor notes	11,959	14,846
Sales of investment securities held in trusts	21,791	32,499
Purchases of investment securities held in trusts	(23,581)	(34,271)
Other	(1,364)	2,812
Net cash provided from investing activities	72,031	8,863

Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	22	22
Cash and cash equivalents at end of period	$22	$22

The accompanying Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of Pennsylvania Electric Company:

We have reviewed the accompanying consolidated balance sheet of Pennsylvania Electric Company and its subsidiaries as of June 30, 2008 and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2008 and 2007 and the consolidated statement of cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, capitalization, common stockholder's equity, and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2008 financial statements to correct an error.

PricewaterhouseCoopers LLP Cleveland, Ohio August 7, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008.

PENNSYLVANIA ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
REVENUES:
Electric sales	$335,382	$315,745	$711,410	$654,971
Gross receipts tax collections	16,040	15,672	35,504	32,352
Total revenues	351,422	331,417	746,914	687,323

EXPENSES:
Purchased power	205,791	184,494	427,025	385,336
Other operating costs	50,100	58,267	121,177	117,728
Provision for depreciation	13,918	12,335	26,434	24,112
Amortization of regulatory assets, net	19,111	13,481	31,931	11,787
General taxes	18,345	18,350	40,200	38,201
Total expenses	307,265	286,927	646,767	577,164

OPERATING INCOME	44,157	44,490	100,147	110,159

OTHER INCOME (EXPENSE):
Miscellaneous income	1,058	2,135	867	3,552
Interest expense	(14,901)	(13,072)	(30,223)	(24,409)
Capitalized interest	70	285	(736)	543
Total other expense	(13,773)	(10,652)	(30,092)	(20,314)

INCOME BEFORE INCOME TAXES	30,384	33,838	70,055	89,845

INCOME TAXES	11,987	14,375	30,266	38,638

NET INCOME	18,397	19,463	39,789	51,207

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(3,474)	(2,825)	(6,947)	(5,650)
Unrealized gain on derivative hedges	16	17	32	33
Change in unrealized gain on available-for-sale securities	(21)	(13)	(10)	(16)
Other comprehensive loss	(3,479)	(2,821)	(6,925)	(5,633)
Income tax benefit related to other comprehensive loss	(1,520)	(1,302)	(3,026)	(2,600)
Other comprehensive loss, net of tax	(1,959)	(1,519)	(3,899)	(3,033)

TOTAL COMPREHENSIVE INCOME	$16,438	$17,944	$35,890	$48,174

The accompanying Notes to Consolidated Financial Statements as they relate to Pennsylvania Electric Company are an integral part of these statements.

PENNSYLVANIA ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38	$46
Receivables-
Customers (less accumulated provisions of $3,197,000 and $3,905,000
respectively, for uncollectible accounts)	137,431	137,455
Associated companies	12,309	22,014
Other	31,998	19,529
Notes receivable from associated companies	16,464	16,313
Prepaid gross receipts taxes	25,202	-
Other	11,245	3,077
	234,687	198,434
UTILITY PLANT:
In service	2,267,105	2,219,002
Less - Accumulated provision for depreciation	852,428	838,621
	1,414,677	1,380,381
Construction work in progress	22,457	24,251
	1,437,134	1,404,632
OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	132,904	137,859
Non-utility generation trusts	115,152	112,670
Other	303	531
	248,359	251,060
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	777,616	777,904
Pension assets	72,698	66,111
Other	29,333	33,893
	879,647	877,908
	$2,799,827	$2,732,034
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$145,000	$-
Short-term borrowings-
Associated companies	211,773	214,893
Other	100,000	-
Accounts payable-
Associated companies	24,434	83,359
Other	45,418	51,777
Accrued taxes	12,393	15,111
Accrued interest	13,167	13,167
Other	25,515	25,311
	577,700	403,618
CAPITALIZATION:
Common stockholder's equity-
Common stock, $20 par value, authorized 5,400,000 shares-
4,427,577 shares outstanding	88,552	88,552
Other paid-in capital	920,293	920,616
Accumulated other comprehensive income	1,047	4,946
Retained earnings	97,732	57,943
Total common stockholder's equity	1,107,624	1,072,057
Long-term debt and other long-term obligations	632,687	777,243
	1,740,311	1,849,300
NONCURRENT LIABILITIES:
Regulatory liabilities	79,304	73,559
Asset retirement obligations	84,428	81,849
Accumulated deferred income taxes	214,642	210,776
Retirement benefits	41,186	41,298
Other	62,256	71,634
	481,816	479,116
COMMITMENTS AND CONTINGENCIES (Note 10)
	$2,799,827	$2,732,034

The accompanying Notes to Consolidated Financial Statements as they relate to Pennsylvania Electric Company are an integral part of these statements.

PENNSYLVANIA ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	Restated
	2008	2007
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,789	$51,207
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	26,434	24,112
Amortization of regulatory assets, net	31,931	11,787
Deferred costs recoverable as regulatory assets	(13,288)	(34,691)
Deferred income taxes and investment tax credits, net	12,760	13,548
Accrued compensation and retirement benefits	(16,293)	(12,130)
Cash collateral	301	3,250
Pension trust contribution	-	(13,436)
Increase in operating assets-
Receivables	(11,082)	(39,530)
Prepayments and other current assets	(33,370)	(20,819)
Increase (decrease) in operating liabilities-
Accounts payable	(9,438)	(70,070)
Accrued taxes	(11,804)	(8,750)
Accrued interest	-	181
Other	9,714	5,447
Net cash provided from (used for) operating activities	25,654	(89,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	45,000	-
Short-term borrowings, net	96,880	166,303
Redemptions and Repayments-
Long-term debt	(45,320)	-
Dividend Payments-
Common stock	(55,000)	(25,000)
Net cash provided from financing activities	41,560	141,303

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(57,314)	(43,904)
Loan repayments from (loans to) associated companies, net	(151)	1,285
Sales of investment securities held in trust	45,108	26,882
Purchases of investment securities held in trust	(53,537)	(33,680)
Other	(1,328)	(1,996)
Net cash used for investing activities	(67,222)	(51,413)

Net decrease in cash and cash equivalents	(8)	(4)
Cash and cash equivalents at beginning of period	46	44
Cash and cash equivalents at end of period	$38	$40

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

The consolidated financial statements as of June 30, 2008 and for the three-month and six-month periods ended June 30, 2008 and 2007, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated August 7, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008) is included herein. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

Restatement of the Consolidated Statements of Cash Flows

OE, CEI, TE and Penelec are restating their respective Consolidated Statements of Cash Flows for the six months ended June 30, 2008, to correct common stock dividend payments reported in cash flows from financing activities. The consolidated statements of cash flows for those registrants, as originally filed, erroneously did not reflect the payment of common stock dividends in the first and second quarters of 2008, which were declared in the third quarter of 2007.  The corrections resulted in a corresponding change in operating liabilities - accounts payable, included in cash flows from operating activities.

This correction does not affect the respective registrants’ previously reported consolidated statements of income and comprehensive income for the three months and six months ended June 30, 2008 and consolidated balance sheets as of June 30, 2008 contained in the combined Form 10-Q for the quarter ended June 30, 2008, as originally filed on August 7, 2008.

The effects of the corrections on OE’s, CEI’s, TE’s and Penelec’s Consolidated Statements of Cash Flows for the six months ended June 30, 2008 are as follows:

OE

	Six Months
	Ended June 30, 2008
	As Previously	As
	Reported	Restated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$92,751	$92,751
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	42,907	42,907
Amortization of regulatory assets	96,394	96,394
Deferral of new regulatory assets	(51,312)	(51,312)
Amortization of lease costs	(4,399)	(4,399)
Deferred income taxes and investment tax credits, net	7,059	7,059
Accrued compensation and retirement benefits	(31,579)	(31,579)
Decrease (increase) in operating assets-
Receivables	30,159	30,159
Prepayments and other current assets	(2,485)	(2,485)
Decrease in operating liabilities-
Accounts payable	(56,831)	(6,831)
Accrued taxes	(31,306)	(31,306)
Accrued interest	(1,252)	(1,252)
Electric service prepayment programs	(21,771)	(21,771)
Other	2,671	2,671
Net cash provided from operating activities	71,006	121,006

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	69,573	69,573
Redemptions and Repayments-
Long-term debt	(175,577)	(175,577)
Dividend Payments-
Common stock	-	(50,000)
Net cash used for financing activities	(106,004)	(156,004)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(92,061)	(92,061)
Sales of investment securities held in trusts	79,613	79,613
Purchases of investment securities held in trusts	(84,130)	(84,130)
Loan repayments from associated companies, net	123,905	123,905
Cash investments	5,000	5,000
Other	2,828	2,828
Net cash provided from investing activities	35,155	35,155

Net increase in cash and cash equivalents	$157	$157

CEI

	Six Months
	Ended June 30, 2008
	As Previously	As
	Reported	Restated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$124,424	$124,424
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	36,820	36,820
Amortization of regulatory assets	76,781	76,781
Deferral of new regulatory assets	(55,267)	(55,267)
Deferred income taxes and investment tax credits, net	(12,125)	(12,125)
Accrued compensation and retirement benefits	(4,027)	(4,027)
Decrease (increase) in operating assets-
Receivables	73,484	73,484
Prepayments and other current assets	(689)	(689)
Increase (decrease) in operating liabilities-
Accounts payable	(88,924)	11,076
Accrued taxes	(38,654)	(38,654)
Accrued interest	178	178
Electric service prepayment programs	(11,498)	(11,498)
Other	2,291	2,291
Net cash provided from operating activities	102,794	202,794

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions and Repayments-
Long-term debt	(335)	(335)
Short-term borrowings, net	(100,562)	(100,562)
Dividend Payments-
Common stock	-	(100,000)
Net cash used for financing activities	(100,897)	(200,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(67,206)	(67,206)
Loan repayments from associated companies, net	30,132	30,132
Redemption of lessor notes	37,712	37,712
Other	(2,528)	(2,528)
Net cash used for investing activities	(1,890)	(1,890)

Net increase in cash and cash equivalents	$7	$7

TE

	Six Months
	Ended June 30, 2008
	As Previously	As
	Reported	Restated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,322	$38,322
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	16,966	16,966
Amortization of regulatory assets	50,385	50,385
Deferral of new regulatory assets	(18,423)	(18,423)
Deferred rents and lease market valuation liability	(39,045)	(39,045)
Deferred income taxes and investment tax credits, net	(3,113)	(3,113)
Accrued compensation and retirement benefits	(1,160)	(1,160)
Decrease (increase) in operating assets-
Receivables	76,978	76,978
Prepayments and other current assets	(292)	(292)
Increase (decrease) in operating liabilities-
Accounts payable	(201,120)	(166,120)
Accrued taxes	(7,923)	(7,923)
Electric service prepayment programs	(6,017)	(6,017)
Other	870	870
Net cash used for operating activities	(93,572)	(58,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	21,558	21,558
Redemptions and Repayments-
Long-term debt	(17)	(17)
Dividend Payments-
Common stock	-	(35,000)
Net cash provided from (used for) financing activities	21,541	(13,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(34,388)	(34,388)
Loan repayments from (loans to) associated companies, net	97,479	97,479
Collection of principal on long-term notes receivable	135	135
Redemption of lessor notes	11,959	11,959
Sales of investment securities held in trusts	21,791	21,791
Purchases of investment securities held in trusts	(23,581)	(23,581)
Other	(1,364)	(1,364)
Net cash provided from investing activities	72,031	72,031

Net change in cash and cash equivalents	$-	$-

PENELEC

	Six Months
	Ended June 30, 2008
	As Previously	As
	Reported	Restated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,789	$39,789
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	26,434	26,434
Amortization of regulatory assets, net	31,931	31,931
Deferred costs recoverable as regulatory assets	(13,288)	(13,288)
Deferred income taxes and investment tax credits, net	12,760	12,760
Accrued compensation and retirement benefits	(16,293)	(16,293)
Cash collateral	301	301
Increase in operating assets-
Receivables	(11,082)	(11,082)
Prepayments and other current assets	(33,370)	(33,370)
Increase (decrease) in operating liabilities-
Accounts payable	(64,438)	(9,438)
Accrued taxes	(11,804)	(11,804)
Other	9,714	9,714
Net cash provided from (used for) operating activities	(29,346)	25,654

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	45,000	45,000
Short-term borrowings, net	96,880	96,880
Redemptions and Repayments-
Long-term debt	(45,320)	(45,320)
Dividend Payments-
Common stock	-	(55,000)
Net cash provided from financing activities	96,560	41,560

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(57,314)	(57,314)
Loan repayments from (loans to) associated companies, net	(151)	(151)
Sales of investment securities held in trust	45,108	45,108
Purchases of investment securities held in trust	(53,537)	(53,537)
Other	(1,328)	(1,328)
Net cash used for investing activities	(67,222)	(67,222)

Net decrease in cash and cash equivalents	$(8)	$(8)

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

	Three Months		Six Months
	Ended June 30		Ended June 30
Reconciliation of Basic and Diluted Earnings per Share	2008	2007	2008	2007
	(In millions, except per share amounts)

Net income	$263	$338	$539	$628

Average shares of common stock outstanding – Basic	304	304	304	309
Assumed exercise of dilutive stock options and awards	3	4	3	4
Average shares of common stock outstanding – Dilutive	307	308	307	313

Basic earnings per share	$0.86	$1.11	$1.77	$2.03
Diluted earnings per share	$0.85	$1.10	$1.75	$2.01

3.  DIVESTITURES AND DISCONTINUED OPERATIONS

On March 7, 2008, FirstEnergy sold certain telecommunication assets, resulting in a net after-tax gain of $19.3 million. As a result of the sale, FirstEnergy adjusted goodwill by $1 million for the former GPU companies due to the realization of tax benefits that had been reserved in purchase accounting. The sale of assets did not meet the criteria for classification as discontinued operations as of June 30, 2008.

4.  FAIR VALUE MEASURES

Effective January 1, 2008, FirstEnergy adopted SFAS 157, which provides a framework for measuring fair value under GAAP and, among other things, requires enhanced disclosures about assets and liabilities recognized at fair value. FirstEnergy also adopted SFAS 159 on January 1, 2008, which provides the option to measure certain financial assets and financial liabilities at fair value. FirstEnergy has analyzed its financial assets and financial liabilities within the scope of SFAS 159 and, as of June 30, 2008, has elected not to record eligible assets and liabilities at fair value.

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

The following table sets forth FirstEnergy’s financial assets and financial liabilities that are accounted for at fair value by level within the fair value hierarchy as of June 30, 2008. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. FirstEnergy’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Derivatives	$7	$110	$-	$117
Nuclear decommissioning trusts(1)	1,040	950	-	1,990
Other investments(2)	21	309	-	330
Total	$1,068	$1,369	$-	$2,437

Liabilities:
Derivatives	$-	$123	$-	$123
NUG contracts(3)	-	-	644	644
Total	$-	$123	$644	$767

(1)	Balance excludes $2 million of net receivables, payables and accrued income.
(2)	Excludes $312 million of the cash surrender value of life insurance contracts.
(3)	NUG contracts are completely offset by regulatory assets.

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

The following tables set forth a reconciliation of changes in the fair value of NUG contracts classified as Level 3 in the fair value hierarchy for the three and six months ended June 30, 2008:

	Three Months	Six Months
	Ended June 30, 2008	Ended June 30, 2008
	(In millions)
Balance at beginning of period	$682	$750
Realized and unrealized gains (losses)(1)	(30)	(88)
Purchases, sales, issuances and settlements, net(1)	(8)	(18)
Net transfers to (from) Level 3	-	-
Balance as of June 30, 2008	$644	$644

Change in unrealized gains (losses) relating to
instruments held as of June 30, 2008	$(30)	$(88)

(1) Changes in the fair value of NUG contracts are completely offset by regulatory assets and do not impact earnings

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

The net deferred losses of $78 million included in AOCL as of June 30, 2008, for derivative hedging activity, as compared to $75 million as of December 31, 2007, resulted from a net $15 million increase related to current hedging activity and a $12 million decrease due to net hedge losses reclassified to earnings during the six months ended June 30, 2008. Based on current estimates, approximately $28 million (after tax) of the net deferred losses on derivative instruments in AOCL as of June 30, 2008 are expected to be reclassified to earnings during the next twelve months as hedged transactions occur. The fair value of these derivative instruments fluctuate from period to period based on various market factors.

FirstEnergy has entered into swaps that have been designated as fair value hedges of fixed-rate, long-term debt issues to protect against the risk of changes in the fair value of fixed-rate debt instruments due to lower interest rates. Swap maturities, call options, fixed interest rates received, and interest payment dates match those of the underlying debt obligations. As of June 30, 2008, FirstEnergy had interest rate swaps with an aggregate notional value of $150 million and a fair value of $(3) million.

During 2007 and the first six months of 2008, FirstEnergy entered into several forward starting swap agreements (forward swaps) in order to hedge a portion of the consolidated interest rate risk associated with the anticipated issuance of variable-rate, short-term debt and fixed-rate, long-term debt securities by one or more of its subsidiaries as outstanding debt matures during 2008 and 2009. These derivatives are treated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury and LIBOR rates between the date of hedge inception and the date of the debt issuance. During the first six months of 2008, FirstEnergy terminated swaps with a notional value of $650 million and entered into swaps with a notional value of $850 million. FirstEnergy paid $14 million related to the terminations, $5 million of which was deemed ineffective and recognized in current period earnings. FirstEnergy will recognize the remaining loss over the life of the associated future debt. As of June 30, 2008, FirstEnergy had forward swaps with an aggregate notional amount of $600 million and a fair value of $6 million.

6.  ASSET RETIREMENT OBLIGATIONS

FirstEnergy has recognized applicable legal obligations under SFAS 143 for nuclear power plant decommissioning, reclamation of a sludge disposal pond and closure of two coal ash disposal sites. In addition, FirstEnergy has recognized conditional retirement obligations (primarily for asbestos remediation) in accordance with FIN 47.

The ARO of $1.3 billion as of June 30, 2008 is primarily related to the future nuclear decommissioning of the Beaver Valley, Davis-Besse, Perry and TMI-2 nuclear generating facilities. FirstEnergy utilized an expected cash flow approach to measure the fair value of the nuclear decommissioning ARO.

FirstEnergy maintains nuclear decommissioning trust funds that are legally restricted for purposes of settling the nuclear decommissioning ARO. As of June 30, 2008, the fair value of the decommissioning trust assets was approximately $2.0 billion.

The following tables analyze changes to the ARO balance during the three months and six months ended June 30, 2008 and 2007, respectively.

ARO Reconciliation	FirstEnergy	FES	OE	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Balance, April 1, 2008	$1,287	$824	$95	$2	$29	$91	$163	$83
Liabilities incurred	-	-	-	-	-	-	-	-
Liabilities settled	(1)	(1)	-	-	-	-	-	-
Accretion	21	13	1	-	-	1	3	1
Revisions in estimated cash flows	-	-	-	-	-	-	-	-
Balance, June 30, 2008	$1,307	$836	$96	$2	$29	$92	$166	$84

Balance, April 1, 2007	$1,208	$772	$89	$2	$27	$86	$153	$78
Liabilities incurred	-	-	-	-	-	-	-	-
Liabilities settled	-	-	-	-	-	-	-	-
Accretion	21	13	2	-	-	1	3	1
Revisions in estimated cash flows	(1)	(1)	-	-	-	-	-	-
Balance, June 30, 2007	$1,228	$784	$91	$2	$27	$87	$156	$79

ARO Reconciliation	FirstEnergy	FES	OE	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Balance, January 1, 2008	$1,267	$810	$94	$2	$28	$90	$161	$82
Liabilities incurred	-	-	-	-	-	-	-	-
Liabilities settled	(1)	(1)	-	-	-	-	-	-
Accretion	41	27	2	-	1	2	5	2
Revisions in estimated cash flows	-	-	-	-	-	-	-	-
Balance, June 30, 2008	$1,307	$836	$96	$2	$29	$92	$166	$84

Balance, January 1, 2007	$1,190	$760	$88	$2	$27	$84	$151	$77
Liabilities incurred	-	-	-	-	-	-	-	-
Liabilities settled	-	-	-	-	-	-	-	-
Accretion	39	25	3	-	-	3	5	2
Revisions in estimated cash flows	(1)	(1)	-	-	-	-	-	-
Balance, June 30, 2007	$1,228	$784	$91	$2	$27	$87	$156	$79

7.  PENSION AND OTHER POSTRETIREMENT BENEFITS

FirstEnergy provides noncontributory defined benefit pension plans that cover substantially all of its subsidiaries’ employees. The trusteed plans provide defined benefits based on years of service and compensation levels. FirstEnergy’s funding policy is based on actuarial computations using the projected unit credit method. FirstEnergy uses a December 31 measurement date for its pension and other postretirement benefit plans. The fair value of the plan assets represents the actual market value as of December 31, 2007. FirstEnergy also provides a minimum amount of noncontributory life insurance to retired employees in addition to optional contributory insurance. Health care benefits, which include certain employee contributions, deductibles and co-payments, are available upon retirement to employees hired prior to January 1, 2005, their dependents and, under certain circumstances, their survivors. FirstEnergy recognizes the expected cost of providing pension benefits and other postretirement benefits from the time employees are hired until they become eligible to receive those benefits. In addition, FirstEnergy has obligations to former or inactive employees after employment, but before retirement, for disability-related benefits.

The components of FirstEnergy's net periodic pension cost and other postretirement benefit cost (including amounts capitalized) for the three months and six months ended June 30, 2008 and 2007, consisted of the following:

	Three Months		Six Months
	Ended June 30		Ended June 30
Pension Benefits	2008	2007	2008	2007
	(In millions)
Service cost	$21	$21	$41	$42
Interest cost	72	71	144	142
Expected return on plan assets	(116)	(113)	(231)	(225)
Amortization of prior service cost	3	3	5	5
Recognized net actuarial loss	1	11	3	21
Net periodic cost (credit)	$(19)	$(7)	$(38)	$(15)

	Three Months		Six Months
	Ended June 30		Ended June 30
Other Postretirement Benefits	2008	2007	2008	2007
	(In millions)
Service cost	$5	$5	$9	$10
Interest cost	18	17	37	34
Expected return on plan assets	(13)	(12)	(26)	(25)
Amortization of prior service cost	(37)	(37)	(74)	(74)
Recognized net actuarial loss	12	11	24	23
Net periodic cost (credit)	$(15)	$(16)	$(30)	$(32)

Pension and postretirement benefit obligations are allocated to FirstEnergy’s subsidiaries employing the plan participants. FES and the Companies capitalize employee benefits related to construction projects. The net periodic pension costs and net periodic postretirement benefit costs (including amounts capitalized) recognized by FES and each of the Companies for the three months and six months ended June 30, 2008 and 2007 were as follows:

	Three Months		Six Months
	Ended June 30		Ended June 30
Pension Benefit Cost (Credit)	2008	2007	2008	2007
	(In millions)
FES	$4	$5	$8	$10
OE	(7)	(4)	(13)	(8)
CEI	(1)	-	(3)	1
TE	(1)	-	(1)	-
JCP&L	(4)	(2)	(8)	(4)
Met-Ed	(3)	(2)	(5)	(4)
Penelec	(3)	(2)	(7)	(5)
Other FirstEnergy subsidiaries	(4)	(2)	(9)	(5)
	$(19)	$(7)	$(38)	$(15)

	Three Months		Six Months
	Ended June 30		Ended June 30
Other Postretirement Benefit Cost (Credit)	2008	2007	2008	2007
	(In millions)
FES	$(2)	$(2)	$(4)	$(5)
OE	(2)	(3)	(3)	(5)
CEI	1	1	1	2
TE	1	1	2	2
JCP&L	(4)	(4)	(8)	(8)
Met-Ed	(3)	(3)	(5)	(5)
Penelec	(3)	(3)	(6)	(6)
Other FirstEnergy subsidiaries	(3)	(3)	(7)	(7)
	$(15)	$(16)	$(30)	$(32)

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

Loss Contingencies

FES and the Ohio Companies are exposed to losses under their applicable sale and leaseback agreements upon the occurrence of certain contingent events that each company considers unlikely to occur. The maximum exposure under these provisions represents the net amount of casualty value payments due upon the occurrence of specified casualty events that render the applicable plant worthless. Net discounted lease payments would not be payable if the casualty loss payments are made. The following table shows each company’s net exposure to loss based upon the casualty value provisions mentioned above as of June 30, 2008:

	Maximum Exposure	Discounted Lease Payments, net	Net Exposure
	(in millions)
FES	$1,339	$1,189	$150
OE	806	583	223
CEI	748	78	670
TE	748	413	335

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

On May 30, 2008, NGC purchased 56.8 MW of lessor equity interests in the OE 1987 sale and leaseback of the Perry Plant. On June 2, 2008, NGC purchased approximately 43.5 MW of lessor equity interests in the OE 1987 sale and leaseback of Beaver Valley Unit 2. Between June 2, 2008 and June 9, 2008, NGC purchased an additional 158.5 MW of additional lessor equity interests in the TE and CEI 1987 sale and leaseback of Beaver Valley Unit 2, which purchases were undertaken in connection with the previously disclosed exercise of the periodic purchase option provided in the TE and CEI sale and leaseback arrangements. The Ohio Companies continue to lease these MW under the respective sale and leaseback arrangements and the related lease debt remains outstanding.

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

Since FirstEnergy has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs it may incur for power. FirstEnergy expects any above-market costs it incurs to be recovered from customers. Purchased power costs from these entities during the three months and six months ended June 30, 2008 and 2007 are shown in the following table:

	Three Months		Six Months
	Ended June 30		Ended June 30
	2008	2007	2008	2007
	(In millions)
JCP&L	$22	$21	$41	$41
Met-Ed	16	12	32	27
Penelec	8	7	17	15
Total	$46	$40	$90	$83

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

JCP&L did not purchase and does not own any of the transition bonds, which are included as long-term debt on FirstEnergy's and JCP&L's Consolidated Balance Sheets. As of June 30, 2008, $385 million of the transition bonds were outstanding. The transition bonds are the sole obligations of JCP&L Transition Funding and JCP&L Transition Funding II and are collateralized by each company’s equity and assets, which consists primarily of bondable transition property.

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

As of January 1, 2007, the total amount of FirstEnergy’s unrecognized tax benefits was $268 million. FirstEnergy recorded a $2.7 million cumulative effect adjustment to the January 1, 2007 balance of retained earnings to increase reserves for uncertain tax positions. Of the total amount of unrecognized income tax benefits, $92 million would favorably affect FirstEnergy’s effective tax rate, if recognized in 2008. The majority of items that would not affect the 2008 effective tax rate would be purchase accounting adjustments to goodwill, if recognized in 2008. During the first six months of 2008 and 2007, there were no material changes to FirstEnergy’s unrecognized tax benefits. As of June 30, 2008, FirstEnergy expects that it is reasonably possible that approximately $155 million of the unrecognized benefits may be resolved within the next twelve months, of which $54 million to $134 million, if recognized, would affect FirstEnergy’s effective tax rate.  The potential decrease in the amount of unrecognized tax benefits is primarily associated with issues related to the capitalization of certain costs, capital gains and losses recognized on the disposition of assets and various other tax items.

FIN 48 also requires companies to recognize interest expense or income related to uncertain tax positions. That amount is computed by applying the applicable statutory interest rate to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken on the tax return. FirstEnergy includes net interest and penalties in the provision for income taxes, consistent with its policy prior to implementing FIN 48. The net amount of interest accrued as of June 30, 2008 was $60 million, as compared to $53 million as of December 31, 2007.

FirstEnergy has tax returns that are under review at the audit or appeals level by the IRS and state tax authorities. All state jurisdictions are open from 2001-2007. The IRS began reviewing returns for the years 2001-2003 in July 2004 and several items are under appeal. The federal audits for the years 2004-2006 are expected to close before December 2008, but management anticipates certain items to be appealed. The IRS began auditing the year 2007 in February 2007 and the year 2008 in February 2008 under its Compliance Assurance Process experimental program. Neither audit is expected to close before December 2008. Management believes that adequate reserves have been recognized and final settlement of these audits is not expected to have a material adverse effect on FirstEnergy’s financial condition or results of operations.

10.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

(A)   GUARANTEES AND OTHER ASSURANCES

As part of normal business activities, FirstEnergy enters into various agreements on behalf of its subsidiaries to provide financial or performance assurances to third parties. These agreements include contract guarantees, surety bonds and LOCs. As of June 30, 2008, outstanding guarantees and other assurances aggregated approximately $4.3 billion, consisting of parental guarantees - $0.9 billion, subsidiaries’ guarantees - $2.7 billion, surety bonds - $0.1 billion and LOCs - $0.6 billion.

FirstEnergy guarantees energy and energy-related payments of its subsidiaries involved in energy commodity activities principally to facilitate normal physical transactions involving electricity, gas, emission allowances and coal. FirstEnergy also provides guarantees to various providers of credit support for the financing or refinancing by subsidiaries of costs related to the acquisition of property, plant and equipment. These agreements legally obligate FirstEnergy to fulfill the obligations of those subsidiaries directly involved in energy and energy-related transactions or financing where the law might otherwise limit the counterparties' claims. If demands of a counterparty were to exceed the ability of a subsidiary to satisfy existing obligations, FirstEnergy's guarantee enables the counterparty's legal claim to be satisfied by other FirstEnergy assets. The likelihood is remote that such parental guarantees of $0.4 billion (included in the $0.9 billion discussed above) as of June 30, 2008 would increase amounts otherwise payable by FirstEnergy to meet its obligations incurred in connection with financings and ongoing energy and energy-related activities.

While these types of guarantees are normally parental commitments for the future payment of subsidiary obligations, subsequent to the occurrence of a credit rating downgrade or “material adverse event,” the immediate posting of cash collateral or provision of an LOC may be required of the subsidiary. As of June 30, 2008, FirstEnergy's maximum exposure under these collateral provisions was $542 million.

Most of FirstEnergy's surety bonds are backed by various indemnities common within the insurance industry. Surety bonds and related guarantees of $74 million provide additional assurance to outside parties that contractual and statutory obligations will be met in a number of areas including construction contracts, environmental commitments and various retail transactions.

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

The EPA Region 5 issued a Finding of Violation and NOV to the Bay Shore Power Plant dated June 15, 2006, alleging violations to various sections of the CAA. FirstEnergy has disputed those alleged violations based on its CAA permit, the Ohio SIP and other information provided to the EPA at an August 2006 meeting with the EPA. The EPA has several enforcement options (administrative compliance order, administrative penalty order, and/or judicial, civil or criminal action) and has indicated that such option may depend on the time needed to achieve and demonstrate compliance with the rules alleged to have been violated. On June 5, 2007, the EPA requested another meeting to discuss “an appropriate compliance program” and a disagreement regarding emission limits applicable to the common stack for Bay Shore Units 2, 3 and 4.

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

On December 18, 2007, the state of New Jersey filed a CAA citizen suit alleging NSR violations at the Portland Generation Station against Reliant (the current owner and operator), Sithe Energy (the purchaser of the Portland Station from Met-Ed in 1999), GPU, Inc. and Met-Ed.  Specifically, New Jersey alleges that "modifications" at Portland Units 1 and 2 occurred between 1980 and 1995 without preconstruction NSR or permitting under the CAA's prevention of significant deterioration program, and seeks injunctive relief, penalties, attorney fees and mitigation of the harm caused by excess emissions. On March 14, 2008, Met-Ed filed a motion to dismiss the citizen suit claims against it and a stipulation in which the parties agreed that GPU, Inc. should be dismissed from this case. On March 26, 2008, GPU, Inc. was dismissed by the United States District Court. The scope of Met-Ed’s indemnity obligation to and from Sithe Energy is disputed.  Met-Ed is unable to predict the outcome of this matter.

On June 11, 2008, the EPA issued a Notice and Finding of Violation to MEW alleging that "modifications" at the Homer City Power Station occurred since 1988 to the present without preconstruction NSR or permitting under the CAA's prevention of significant deterioration program. MEW is seeking indemnification from Penelec, which was the co-owner (along with New York State Electric and Gas Company) and operator of the Homer City Power Station prior to its sale in 1999.  Although it remains liable for civil or criminal penalties and fines that may be assessed relating to events prior to the sale of the Homer City Power Station in 1999, the scope of Penelec’s indemnity obligation to and from MEW is disputed.  Penelec is unable to predict the outcome of this matter.

On May 16, 2008, FGCO received a request from the EPA for information pursuant to Section 114(a) of the CAA for certain operating and maintenance information regarding the Eastlake, Lakeshore, Bay Shore and Ashtabula generating plants to allow the EPA to determine whether these generating sources are complying with the NSR provisions of the CAA. On July 10, 2008, FGCO and the EPA entered into an ACO modifying that request and setting forth a schedule for FGCO’s response. FGCO intends to fully comply with the ACO, but, at this time, is unable to predict the outcome of this matter.

National Ambient Air Quality Standards

In March 2005, the EPA finalized the CAIR covering a total of 28 states (including Michigan, New Jersey, Ohio and Pennsylvania) and the District of Columbia based on proposed findings that air emissions from 28 eastern states and the District of Columbia significantly contribute to non-attainment of the NAAQS for fine particles and/or the "8-hour" ozone NAAQS in other states. CAIR would have required reductions of NOX and SO2 emissions in two phases (Phase I in 2009 for NOX, 2010 for SO2 and Phase II in 2015 for both NOX and SO2), ultimately capping SO2 emissions in affected states to just 2.5 million tons annually and NOX emissions to just 1.3 million tons annually. CAIR was challenged in the United States Court of Appeals for the District of Columbia and on July 11, 2008, the Court vacated CAIR “in its entirety” and directed the EPA to “redo its analysis from the ground up.” The court ruling also vacated the CAIR regional cap and trade programs for SO2 and NOX, which is currently not expected to, but may, materially impair the value of emissions allowances obtained for future compliance. The future cost of compliance with these regulations may be substantial and will depend on the action taken by the EPA or Congress in response to the Court’s ruling.

Mercury Emissions

In December 2000, the EPA announced it would proceed with the development of regulations regarding hazardous air pollutants from electric power plants, identifying mercury as the hazardous air pollutant of greatest concern. In March 2005, the EPA finalized the CAMR, which provides a cap-and-trade program to reduce mercury emissions from coal-fired power plants in two phases; initially, capping national mercury emissions at 38 tons by 2010 (as a "co-benefit" from implementation of SO2 and NOX emission caps under the EPA's CAIR program) and 15 tons per year by 2018. Several states and environmental groups appealed the CAMR to the United States Court of Appeals for the District of Columbia. On February 8, 2008, the court vacated the CAMR ruling that the EPA failed to take the necessary steps to “de-list” coal-fired power plants from its hazardous air pollutant program and, therefore, could not promulgate a cap-and-trade program. The EPA petitioned for rehearing by the entire court, which denied the petition on May 20, 2008.  The EPA must now petition for United States Supreme Court review of that ruling or take regulatory action to promulgate new mercury emission standards for coal-fired power plants. FGCO’s future cost of compliance with mercury regulations may be substantial and will depend on the action taken by the EPA and on how they are ultimately implemented.

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

Climate Change

In December 1997, delegates to the United Nations' climate summit in Japan adopted an agreement, the Kyoto Protocol, to address global warming by reducing the amount of man-made GHG emitted by developed countries by 2012. The United States signed the Kyoto Protocol in 1998 but it was never submitted for ratification by the United States Senate. However, the Bush administration has committed the United States to a voluntary climate change strategy to reduce domestic GHG intensity – the ratio of emissions to economic output – by 18% through 2012. Also, in an April 16, 2008 speech, President Bush set a policy goal of stopping the growth of GHG emissions by 2025, as the next step beyond the 2012 strategy. In addition, the EPACT established a Committee on Climate Change Technology to coordinate federal climate change activities and promote the development and deployment of GHG reducing technologies.

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

On April 2, 2007, the United States Supreme Court found that the EPA has the authority to regulate CO2 emissions from automobiles as “air pollutants” under the CAA. Although this decision did not address CO2 emissions from electric generating plants, the EPA has similar authority under the CAA to regulate “air pollutants” from those and other facilities. On July 11, 2008, the EPA released an Advance Notice of Proposed Rulemaking, soliciting input from the public on the effects of climate change and the potential ramifications of regulation of CO2 under the CAA.

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

On September 7, 2004, the EPA established new performance standards under Section 316(b) of the Clean Water Act for reducing impacts on fish and shellfish from cooling water intake structures at certain existing large electric generating plants. The regulations call for reductions in impingement mortality (when aquatic organisms are pinned against screens or other parts of a cooling water intake system) and entrainment (which occurs when aquatic life is drawn into a facility's cooling water system). On January 26, 2007, the United States Court of Appeals for the Second Circuit remanded portions of the rulemaking dealing with impingement mortality and entrainment back to the EPA for further rulemaking and eliminated the restoration option from the EPA’s regulations. On July 9, 2007, the EPA suspended this rule, noting that until further rulemaking occurs, permitting authorities should continue the existing practice of applying their best professional judgment to minimize impacts on fish and shellfish from cooling water intake structures. On April 14, 2008, the Supreme Court of the United States granted a petition for a writ of certiorari to review one significant aspect of the Second Circuit Court’s opinion which is whether Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures. FirstEnergy is studying various control options and their costs and effectiveness. Depending on the results of such studies, the outcome of the Supreme Court’s review of the Second Circuit’s decision, the EPA’s further rulemaking and any action taken by the states exercising best professional judgment, the future costs of compliance with these standards may require material capital expenditures.

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

Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities.  As of June 30, 2008, FirstEnergy had approximately $2.0 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley, Perry and TMI-2. As part of the application to the NRC to transfer the ownership of Davis-Besse, Beaver Valley and Perry to NGC in 2005, FirstEnergy agreed to contribute another $80 million to these trusts by 2010. Consistent with NRC guidance, utilizing a “real” rate of return on these funds of approximately 2% over inflation, these trusts are expected to exceed the minimum decommissioning funding requirements set by the NRC. Conservatively, these estimates do not include any rate of return that the trusts may earn over the 20-year plant useful life extensions that FirstEnergy (and Exelon for TMI-1 as it relates to the timing of the decommissioning of TMI-2) seeks for these facilities.

The Companies have been named as PRPs at waste disposal sites, which may require cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all PRPs for a particular site may be liable on a joint and several basis. Therefore, environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheet as of June 30, 2008, based on estimates of the total costs of cleanup, the Companies' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $95 million (JCP&L - $68 million, TE - $1 million, CEI - $1 million and FirstEnergy Corp. - $25 million) have been accrued through June 30, 2008. Included in the total for JCP&L are accrued liabilities of approximately $57 million for environmental remediation of former manufactured gas plants in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC.

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

In August 2002, the trial court granted partial summary judgment to JCP&L and dismissed the plaintiffs' claims for consumer fraud, common law fraud, negligent misrepresentation, and strict product liability. In November 2003, the trial court granted JCP&L's motion to decertify the class and denied plaintiffs' motion to permit into evidence their class-wide damage model indicating damages in excess of $50 million. These class decertification and damage rulings were appealed to the Appellate Division. The Appellate Division issued a decision in July 2004, affirming the decertification of the originally certified class, but remanding for certification of a class limited to those customers directly impacted by the outages of JCP&L transformers in Red Bank, NJ, based on a common incident involving the failure of the bushings of two large transformers in the Red Bank substation resulting in planned and unplanned outages in the area during a 2-3 day period. In 2005, JCP&L renewed its motion to decertify the class based on a very limited number of class members who incurred damages and also filed a motion for summary judgment on the remaining plaintiffs’ claims for negligence, breach of contract and punitive damages. In July 2006, the New Jersey Superior Court dismissed the punitive damage claim and again decertified the class based on the fact that a vast majority of the class members did not suffer damages and those that did would be more appropriately addressed in individual actions. Plaintiffs appealed this ruling to the New Jersey Appellate Division which, in March 2007, reversed the decertification of the Red Bank class and remanded this matter back to the Trial Court to allow plaintiffs sufficient time to establish a damage model or individual proof of damages. JCP&L filed a petition for allowance of an appeal of the Appellate Division ruling to the New Jersey Supreme Court which was denied in May 2007.  Proceedings are continuing in the Superior Court and a case management conference with the presiding Judge was held on June 13, 2008.  At that conference, the plaintiffs stated their intent to drop their efforts to create a class-wide damage model and, instead of dismissing the class action, expressed their desire for a bifurcated trial on liability and damages.  The judge directed the plaintiffs to indicate, on or before August 22, 2008, how they intend to proceed under this scenario.  Thereafter, the judge expects to hold another pretrial conference to address plaintiffs' proposed procedure. FirstEnergy is defending this action but is unable to predict the outcome of this matter.  No liability has been accrued as of June 30, 2008.

Nuclear Plant Matters

On May 14, 2007, the Office of Enforcement of the NRC issued a DFI to FENOC, following FENOC’s reply to an April 2, 2007 NRC request for information about two reports prepared by expert witnesses for an insurance arbitration (the insurance claim was subsequently withdrawn by FirstEnergy in December 2007) related to Davis-Besse. The NRC indicated that this information was needed for the NRC “to determine whether an Order or other action should be taken pursuant to 10 CFR 2.202, to provide reasonable assurance that FENOC will continue to operate its licensed facilities in accordance with the terms of its licenses and the Commission’s regulations.” FENOC was directed to submit the information to the NRC within 30 days. On June 13, 2007, FENOC filed a response to the NRC’s DFI reaffirming that it accepts full responsibility for the mistakes and omissions leading up to the damage to the reactor vessel head and that it remains committed to operating Davis-Besse and FirstEnergy’s other nuclear plants safely and responsibly. FENOC submitted a supplemental response clarifying certain aspects of the DFI response to the NRC on July 16, 2007. On August 15, 2007, the NRC issued a confirmatory order imposing these commitments. FENOC must inform the NRC’s Office of Enforcement after it completes the key commitments embodied in the NRC’s order. FENOC has conducted the employee training required by one portion of the confirmatory order and a consultant has performed follow-up reviews to ensure the effectiveness of that training.  The NRC continues to monitor FENOC’s compliance with all the commitments made in the confirmatory order.

In August 2007, FENOC submitted an application to the NRC to renew the operating licenses for the Beaver Valley Power Station (Units 1 and 2) for an additional 20 years. The NRC is required by statute to provide an opportunity for members of the public to request a hearing on the application. No members of the public, however, requested a hearing on the Beaver Valley license renewal application. The NRC is expected to issue its draft supplemental Environmental Impact Statement and Safety Evaluation Report with open items in 2008. FENOC will continue to work with the NRC Staff as it completes its environmental and technical reviews of the license renewal application, and expects to obtain renewed licenses for the Beaver Valley Power Station in 2009. If renewed licenses are issued by the NRC, the Beaver Valley Power Station’s licenses would be extended until 2036 and 2047 for Units 1 and 2, respectively.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy's normal business operations pending against FirstEnergy and its subsidiaries. The other potentially material items not otherwise discussed above are described below.

On August 22, 2005, a class action complaint was filed against OE in Jefferson County, Ohio Common Pleas Court, seeking compensatory and punitive damages to be determined at trial based on claims of negligence and eight other tort counts alleging damages from W.H. Sammis Plant air emissions. The two named plaintiffs are also seeking injunctive relief to eliminate harmful emissions and repair property damage and the institution of a medical monitoring program for class members. On April 5, 2007, the Court rejected the plaintiffs’ request to certify this case as a class action and, accordingly, did not appoint the plaintiffs as class representatives or their counsel as class counsel. On July 30, 2007, plaintiffs’ counsel voluntarily withdrew their request for reconsideration of the April 5, 2007 Court order denying class certification and the Court heard oral argument on the plaintiffs’ motion to amend their complaint, which OE opposed. On August 2, 2007, the Court denied the plaintiffs’ motion to amend their complaint. The plaintiffs have appealed the Court’s denial of the motion for certification as a class action and motion to amend their complaint.

On July 22, 2008 and July 23, 2008, three complaints were filed against FGCO in the United States District Court for the Western District of Pennsylvania as well as in the Beaver County Court of Common Pleas seeking damages based on Bruce Mansfield Plant air emissions. In addition to seeking damages, two of the complaints seek to enjoin the Bruce Mansfield Plant from operating except in a “safe, responsible, prudent and proper manner,” one being a complaint filed on behalf of twenty-one individuals and the other being a class action complaint, seeking certification as a class action with the eight named plaintiffs as the class representatives. FGCO believes the claims are without merit and intends to defend itself against the allegations made in these complaints.

JCP&L's bargaining unit employees filed a grievance challenging JCP&L's 2002 call-out procedure that required bargaining unit employees to respond to emergency power outages. On May 20, 2004, an arbitration panel concluded that the call-out procedure violated the parties' collective bargaining agreement. At the conclusion of the June 1, 2005 hearing, the arbitration panel decided not to hear testimony on damages and closed the proceedings. On September 9, 2005, the arbitration panel issued an opinion to award approximately $16 million to the bargaining unit employees. On February 6, 2006, a federal district court granted a union motion to dismiss, as premature, a JCP&L appeal of the award filed on October 18, 2005. A final order identifying the individual damage amounts was issued on October 31, 2007. The award appeal process was initiated. The union filed a motion with the federal court to confirm the award and JCP&L filed its answer and counterclaim to vacate the award on December 31, 2007. JCP&L and the union filed briefs in June and July of 2008. Oral arguments have been requested and are expected to take place in the fall. JCP&L recognized a liability for the potential $16 million award in 2005.

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

11.  REGULATORY MATTERS

(A)   RELIABILITY INITIATIVES

In late 2003 and early 2004, a series of letters, reports and recommendations were issued from various entities, including governmental, industry and ad hoc reliability entities (the PUCO, the FERC, the NERC and the U.S. – Canada Power System Outage Task Force) regarding enhancements to regional reliability. The proposed enhancements were divided into two groups:  enhancements that were to be completed in 2004; and enhancements that were to be completed after 2004.  In 2004, FirstEnergy completed all of the enhancements that were recommended for completion in 2004. FirstEnergy is also proceeding with the implementation of the recommendations that were to be completed subsequent to 2004 and will continue to periodically assess the FERC-ordered Reliability Study recommendations for forecasted 2009 system conditions, recognizing revised load forecasts and other changing system conditions which may impact the recommendations. Thus far, implementation of the recommendations has not required, nor is expected to require, substantial investment in new or material upgrades to existing equipment. The FERC or other applicable government agencies and reliability coordinators may, however, take a different view as to recommended enhancements or may recommend additional enhancements in the future that could require additional material expenditures.

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

In 2005, Congress amended the Federal Power Act to provide for federally-enforceable mandatory reliability standards. The mandatory reliability standards apply to the bulk power system and impose certain operating, record-keeping and reporting requirements on the Companies and ATSI. The NERC is charged with establishing and enforcing these reliability standards, although it has delegated day-to-day implementation and enforcement of its responsibilities to eight regional entities, including ReliabilityFirst Corporation.  All of FirstEnergy’s facilities are located within the ReliabilityFirst region. FirstEnergy actively participates in the NERC and ReliabilityFirst stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards.

FirstEnergy believes that it is in compliance with all currently-effective and enforceable reliability standards.  Nevertheless, it is clear that the NERC, ReliabilityFirst and the FERC will continue to refine existing reliability standards as well as to develop and adopt new reliability standards. The financial impact of complying with new or amended standards cannot be determined at this time. However, the 2005 amendments to the Federal Power Act provide that all prudent costs incurred to comply with the new reliability standards be recovered in rates. Still, any future inability on FirstEnergy’s part to comply with the reliability standards for its bulk power system could result in the imposition of financial penalties and thus have a material adverse effect on its financial condition, results of operations and cash flows.

In April 2007, ReliabilityFirst performed a routine compliance audit of FirstEnergy’s bulk-power system within the Midwest ISO region and found it to be in full compliance with all audited reliability standards.  Similarly, ReliabilityFirst has scheduled a compliance audit of FirstEnergy’s bulk-power system within the PJM region in October 2008. FirstEnergy currently does not expect any material adverse financial impact as a result of these audits.

(B)   OHIO

On January 4, 2006, the PUCO issued an order authorizing the Ohio Companies to recover certain increased fuel costs through a fuel rider and to defer certain other increased fuel costs to be incurred from January 1, 2006 through December 31, 2008, including interest on the deferred balances. The order also provided for recovery of the deferred costs over a twenty-five-year period through distribution rates. On August 29, 2007, the Supreme Court of Ohio concluded that the PUCO violated a provision of the Ohio Revised Code by permitting the Ohio Companies “to collect deferred increased fuel costs through future distribution rate cases, or to alternatively use excess fuel-cost recovery to reduce deferred distribution-related expenses” and remanded the matter to the PUCO for further consideration. On September 10, 2007 the Ohio Companies filed an application with the PUCO that requested the implementation of two generation-related fuel cost riders to collect the increased fuel costs that were previously authorized to be deferred. On January 9, 2008 the PUCO approved the Ohio Companies’ proposed fuel cost rider to recover increased fuel costs to be incurred in 2008 commencing January 1, 2008 through December 31, 2008, which is expected to be approximately $194 million. In addition, the PUCO ordered the Ohio Companies to file a separate application for an alternate recovery mechanism to collect the 2006 and 2007 deferred fuel costs. On February 8, 2008, the Ohio Companies filed an application proposing to recover $226 million of deferred fuel costs and carrying charges for 2006 and 2007 pursuant to a separate fuel rider. Recovery of the deferred fuel costs will now be addressed in the Ohio Companies’ comprehensive ESP filing, as described below, unless the MRO is implemented.

On June 7, 2007, the Ohio Companies filed an application for an increase in electric distribution rates with the PUCO and, on August 6, 2007, updated their filing to support a distribution rate increase of $332 million. On December 4, 2007, the PUCO Staff issued its Staff Reports containing the results of its investigation into the distribution rate request. In its reports, the PUCO Staff recommended a distribution rate increase in the range of $161 million to $180 million, with $108 million to $127 million for distribution revenue increases and $53 million for recovery of costs deferred under prior cases. On January 3, 2008, the Ohio Companies and intervening parties filed objections to the Staff Reports and on January 10, 2008, the Ohio Companies filed supplemental testimony. Evidentiary hearings began on January 29, 2008 and continued through February 25, 2008. During the evidentiary hearings and filing of briefs, the PUCO Staff decreased their recommended revenue increase to a range of $117 million to $135 million. Additionally, in testimony submitted on February 11, 2008, the PUCO Staff adopted a position regarding interest deferred for RCP-related deferrals, line extension deferrals and transition tax deferrals that, if upheld by the PUCO, would result in the write-off of approximately $51 million of interest costs deferred through June 30, 2008 ($0.10 per share of common stock). The Ohio Companies’ electric distribution rate request is addressed in their comprehensive ESP filing, as described below.

On May 1, 2008, Governor Strickland signed SB221, which became effective on July 31, 2008. The bill requires all utilities to file an ESP with the PUCO. A utility also may file an MRO in which it would have to prove the following objective market criteria:

•	the utility or its transmission service affiliate belongs to a FERC approved RTO, or there is comparable and nondiscriminatory access to the electric transmission grid;

•
the RTO has a market-monitor function and the ability to mitigate market power or the utility’s market conduct, or a similar market monitoring function exists with the ability to identify and monitor market conditions and conduct; and

•
a published source of information is available publicly or through subscription that identifies pricing information for traded electricity products, both on- and off-peak, scheduled for delivery two years into the future.

On July 31, 2008, the Ohio Companies filed with the PUCO a comprehensive ESP and MRO. The MRO outlines a CBP that would be implemented if the ESP is not approved by the PUCO. Under SB221, a PUCO ruling on the ESP filing is required within 150 days and an MRO decision is required within 90 days. The ESP proposes to phase in new generation rates for customers beginning in 2009 for up to a three-year period and would resolve the Ohio Companies’ collection of fuel costs deferred in 2006 and 2007, and the distribution rate request described above. Major provisions of the ESP include:

•
a phase-in of new generation rates for up to a three-year period, whereby customers would receive a 10% phase-in credit; related costs (expected to approximate $430 million in 2009, $490 million in 2010 and $550 million in 2011) would be deferred for future collection over a period not to exceed 10 years;

•	a reconcilable rider to recover fuel transportation cost surcharges in excess of $30 million in 2009, $20 million in 2010 and $10 million in 2011;

•	generation rate adjustments to recover any increase in fuel costs in 2011 over fuel costs incurred in 2010 for FES’ generation assets used to support the ESP;

•
generation rate adjustments to recover the costs of complying with new requirements for certain renewable energy resources, new taxes and new environmental laws or new interpretations of existing laws that take effect after January 1, 2008 and exceed $50 million during the plan period;

•	an RCP fuel rider to recover the 2006 and 2007 deferred fuel costs and carrying charges (described above) over a period not to exceed 25 years;

•
the resolution of outstanding issues pending in the Ohio Companies’ distribution rate case (described above), including annual electric distribution rate increases of $75 million for OE, $34.5 million for CEI and $40.5 million for TE. The new distribution rates would be effective January 1, 2009, for OE and TE and May 1, 2009 for CEI, with a commitment to maintain distribution rates through 2013. CEI also would be authorized to defer $25 million in distribution-related costs incurred from January 1, 2009, through April 30, 2009;

•	an adjustable delivery service improvement rider, effective January 1, 2009, through December 31, 2013, to ensure the Ohio Companies maintain customer standards for service and reliability;

•
the waiver of RTC charges for CEI’s customers as of January 1, 2009, which would result in CEI’s write-off of approximately $485 million of estimated unrecoverable transition costs ($1.01 per share of common stock);

•
the continued recovery of transmission costs, including MISO, ancillary services and congestion charges, through an annually adjusted transmission rider; a separate rider will be established to recover costs incurred annually between May 1st and September 30th for capacity purchases required to meet FERC, NERC, MISO and other applicable standards for planning reserve margin requirements;

•
a deferred transmission cost recovery rider effective January 1, 2009, through December 31, 2010 to recover transmission costs deferred by the Ohio Companies in 2005 and accumulated carrying charges through December 31, 2008; a deferred distribution cost recovery rider effective January 1, 2011, to recover distribution costs deferred under the RCP, CEI’s additional $25 million of cost deferrals in 2009, line extension deferrals and transition tax deferrals;

•
the deferral of annual storm damage expenses in excess of $13.9 million, certain line extension costs, as well as depreciation, property tax obligations and post in-service carrying charges on energy delivery capital investments for reliability and system efficiency placed in service after December 31, 2008. Effective January 1, 2014, a rider will be established to collect the deferred balance and associated carrying charges over a 10-year period; and

•
a commitment by the Ohio Companies to invest in aggregate at least $1 billion in capital improvements in their energy delivery systems through 2013 and fund $25 million for energy efficiency programs and $25 million for economic development and job retention programs through 2013.

The Ohio Companies’ MRO filing outlines a CBP for providing retail generation supply if the ESP is not approved and implemented. The CBP would use a “slice-of-system” approach where suppliers bid on tranches (approximately 100 MW) of the Ohio Companies’ total customer load. The Ohio Companies have requested PUCO approval of the MRO application by late October 2008, to allow for the necessary time to conduct the CBP in order for rates to be effective January 1, 2009.  The Ohio Companies included an interim pricing proposal as part of their ESP filing, if additional time is necessary for final PUCO approval of either the ESP or MRO. FES will be required to obtain FERC authorization to sell electric capacity or energy to the Ohio Companies under the ESP or MRO, unless a waiver is obtained.

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

On May 22, 2008, the PPUC approved the Met-Ed and Penelec annual updates to the TSC rider for the period June 1, 2008, through May 31, 2009. Various intervenors filed complaints against Met-Ed’s and Penelec’s TSC filings.  In addition, the PPUC ordered an investigation to review the reasonableness of Met-Ed’s TSC, while at the same time allowing the company to implement the rider June 1, 2008, subject to refund. On July 15, 2008, the PPUC directed the ALJ to consolidate the complaints against Met-Ed with its investigation and a litigation schedule was adopted with hearings for both companies scheduled to begin in January 2009. The TSCs include a component for under-recovery of actual transmission costs incurred during the prior period (Met-Ed - $144 million and Penelec - $4 million) and future transmission cost projections for June 2008 through May 2009 (Met-Ed - $258 million and Penelec - $92 million). Met-Ed received approval from the PPUC of a transition approach that would recover past under-recovered costs plus carrying charges through the new TSC over thirty-one months and defer a portion of the projected costs ($92 million) plus carrying charges for recovery through future TSCs by December 31, 2010.

On March 13, 2008, the PPUC approved the residential procurement process in Penn’s Joint Petition for Settlement. This RFP process calls for load-following, full-requirements contracts for default service procurement for residential customers for the period covering June 1, 2008 through May 31, 2011. The PPUC had previously approved the default service procurement processes for commercial and industrial customers. The default service procurement for small commercial customers was conducted through multiple RFPs, while the default service procurement for large commercial and industrial customers will utilize hourly pricing. Bids in the two RFPs for small commercial load were approved by the PPUC on February 22, 2008, and March 20, 2008. On March 28, 2008, Penn filed compliance tariffs with the new default service generation rates based on the approved RFP bids for small commercial customers which the PPUC then certified on April 4, 2008. Bids on the two RFPs for residential customers’ load were approved by the PPUC on April 16, 2008 and May 16, 2008. On May 20, 2008, Penn filed compliance tariffs with the new default service generation rates based on the approved RFP bids for residential customers which the PPUC certified on May 21, 2008. The new rates were effective June 1, 2008.

On February 1, 2007, the Governor of Pennsylvania proposed an EIS. The EIS includes four pieces of proposed legislation that, according to the Governor, is designed to reduce energy costs, promote energy independence and stimulate the economy. Elements of the EIS include the installation of smart meters, funding for solar panels on residences and small businesses, conservation and demand reduction programs to meet energy growth, a requirement that electric distribution companies acquire power that results in the “lowest reasonable rate on a long-term basis,” the utilization of micro-grids and a three year phase-in of rate increases. On July 17, 2007 the Governor signed into law two pieces of energy legislation. The first amended the Alternative Energy Portfolio Standards Act of 2004 to, among other things, increase the percentage of solar energy that must be supplied at the conclusion of an electric distribution company’s transition period. The second law allows electric distribution companies, at their sole discretion, to enter into long term contracts with large customers and to build or acquire interests in electric generation facilities specifically to supply long-term contracts with such customers. A special legislative session on energy was convened in mid-September 2007 to consider other aspects of the EIS. The Pennsylvania House and Senate on March 11, 2008 and December 12, 2007, respectively, passed different versions of bills to fund the Governor’s EIS proposal. Neither chamber has formally considered the other’s bill. On February 12, 2008, the Pennsylvania House passed House Bill 2200 which provides for energy efficiency and demand management programs and targets as well as the installation of smart meters within ten years. As part of the 2008 state budget negotiations, the Alternative Energy Investment Act was enacted creating a $650 million alternative energy fund to increase the development and use of alternative and renewable energy, improve energy efficiency and reduce energy consumption. Other legislation has been introduced to address generation procurement, expiration of rate caps, conservation and renewable energy; however, consideration of these issues was postponed until the legislature returns to session in fall 2008. The final form of this pending legislation is uncertain. Consequently, FirstEnergy is unable to predict what impact, if any, such legislation may have on its operations. However, Met-Ed and Penelec intend to file rate mitigation plans with the PPUC later this year.

(D)   NEW JERSEY

JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers and costs incurred under NUG agreements exceed amounts collected through BGS and NUGC rates and market sales of NUG energy and capacity. As of June 30, 2008, the accumulated deferred cost balance totaled approximately $293 million.

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

On August 1, 2005, the NJBPU established a proceeding to determine whether additional ratepayer protections are required at the state level in light of the repeal of the PUHCA pursuant to the EPACT. The NJBPU approved regulations effective October 2, 2006 that prevent a holding company that owns a gas or electric public utility from investing more than 25% of the combined assets of its utility and utility-related subsidiaries into businesses unrelated to the utility industry. These regulations are not expected to materially impact FirstEnergy or JCP&L. Also, in the same proceeding, the NJBPU Staff issued an additional draft proposal on March 31, 2006 addressing various issues including access to books and records, ring-fencing, cross subsidization, corporate governance and related matters. With the approval of the NJBPU Staff, the affected utilities jointly submitted an alternative proposal on June 1, 2006. The NJBPU Staff circulated revised drafts of the proposal to interested stakeholders in November 2006 and again in February 2007. On February 1, 2008, the NJBPU accepted proposed rules for publication in the New Jersey Register on March 17, 2008. A public hearing on these proposed rules was held on April 23, 2008 and comments from interested parties were submitted by May 19, 2008.

New Jersey statutes require that the state periodically undertake a planning process, known as the EMP, to address energy related issues including energy security, economic growth, and environmental impact. The EMP is to be developed with involvement of the Governor’s Office and the Governor’s Office of Economic Growth, and is to be prepared by a Master Plan Committee, which is chaired by the NJBPU President and includes representatives of several State departments. In October 2006, the current EMP process was initiated through the creation of a number of working groups to obtain input from a broad range of interested stakeholders including utilities, environmental groups, customer groups, and major customers. In addition, public stakeholder meetings were held in 2006, 2007 and the first half of 2008.

On April 17, 2008, a draft EMP was released for public comment. The draft EMP establishes five major goals:

•	maximize energy efficiency to achieve a 20% reduction in energy consumption by 2020;

•	reduce peak demand for electricity by 5,700 MW by 2020;

•	meet 22.5% of the state’s electricity needs with renewable energy by 2020;

•	develop low carbon emitting, efficient power plants and close the gap between the supply and demand for electricity; and

•	invest in innovative clean energy technologies and businesses to stimulate the industry’s growth in New Jersey.

Following the public hearings and comment period which extended into July 2008, a final EMP will be issued to be followed by appropriate legislation and regulation as necessary. At this time, FirstEnergy cannot predict the outcome of this process nor determine the impact, if any, such legislation or regulation may have on its operations or those of JCP&L.

(E)    FERC MATTERS

Transmission Service between MISO and PJM

On November 18, 2004, the FERC issued an order eliminating the through and out rate for transmission service between the MISO and PJM regions. The FERC’s intent was to eliminate multiple transmission charges for a single transaction between the MISO and PJM regions. The FERC also ordered MISO, PJM and the transmission owners within MISO and PJM to submit compliance filings containing a rate mechanism to recover lost transmission revenues created by elimination of this charge (referred to as the Seams Elimination Cost Adjustment or “SECA”) during a 16-month transition period. The FERC issued orders in 2005 setting the SECA for hearing. The presiding judge issued an initial decision on August 10, 2006, rejecting the compliance filings made by MISO, PJM, and the transmission owners, and directing new compliance filings. This decision is subject to review and approval by the FERC. Briefs addressing the initial decision were filed on September 11, 2006 and October 20, 2006. A final order could be issued by the FERC by year-end 2008.  In the meantime, FirstEnergy affiliates have been negotiating and entering into settlement agreements with other parties in the docket to mitigate the risk of lower transmission revenue collection associated with an adverse order.

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

On May 18, 2007, certain parties filed for rehearing of the FERC’s April 19, 2007 order. On January 31, 2008, the requests for rehearing were denied. The FERC’s orders on PJM rate design will prevent the allocation of a portion of the revenue requirement of existing transmission facilities of other utilities to JCP&L, Met-Ed and Penelec. In addition, the FERC’s decision to allocate the cost of new 500 kV and above transmission facilities on a PJM-wide basis will reduce the costs of future transmission to be recovered from the JCP&L, Met-Ed and Penelec zones. A partial settlement agreement addressing the “beneficiary pays” methodology for below 500 kV facilities, but excluding the issue of allocating new facilities costs to merchant transmission entities, was filed on September 14, 2007. The agreement was supported by the FERC’s Trial Staff, and was certified by the Presiding Judge. The FERC’s action on the settlement agreement is pending. The remaining merchant transmission cost allocation issues were the subject of a hearing at the FERC in May 2008. Reply briefs and briefs on exceptions are due in the merchant proceeding in July and August, respectively, with an initial decision by the Presiding Judge to follow. On February 11, 2008, AEP appealed the FERC’s April 19, 2007 and January 31, 2008 orders to the federal Court of Appeals for the D.C. Circuit. The Illinois Commerce Commission, the PUCO and Dayton Power & Light have also appealed these orders to the Seventh Circuit Court of Appeals. The appeals of these parties and others have been consolidated for argument in the Seventh Circuit.

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

Numerous parties filed in support of the tariff changes, including the public service commissions of Michigan, Ohio and Wisconsin. Ameren filed a protest on December 26, 2007, arguing that the December 3, 2007 filing violates the MISO Transmission Owners’ Agreement as well as an agreement among Ameren (Union Electric), MISO, and the Missouri Public Service Commission, which provides that Union Electric’s bundled load cannot be charged by MISO for network service. On February 1, 2008, the FERC issued an order conditionally accepting the tariff amendment subject to a minor compliance filing, which was made on March 3, 2008. This order ensures that ATSI will continue to receive transmission revenues from MISO equivalent to its transmission revenue requirement. A rehearing request by Ameren is pending before the FERC.

On February 1, 2008, MISO filed a request to continue using the existing revenue distribution methodology on an interim basis pending amendment of the MISO Transmission Owners’ Agreement. This request was accepted by the FERC on March 13, 2008. On that same day, MISO and the MISO transmission owners made a filing to amend the Transmission Owners’ Agreement to effectively continue the distribution of transmission revenues that was in effect prior to February 1, 2008. On May 12, 2008, the FERC issued an order approving this amendment.

MISO Ancillary Services Market and Balancing Area Consolidation

MISO made a filing on September 14, 2007 to establish an ASM for regulation, spinning and supplemental reserves, to consolidate the existing 24 balancing areas within the MISO footprint, and to establish MISO as the NERC registered balancing authority for the region. This filing would permit load serving entities to purchase their operating reserve requirements in a competitive market. FirstEnergy supports the proposal to establish markets for Ancillary Services and consolidate existing balancing areas. On February 25, 2008, the FERC issued an order approving the ASM subject to certain compliance filings. Numerous parties filed requests for rehearing on March 26, 2008. On June 23, 2008, the FERC issued an order granting in part and denying in part rehearing. MISO has since notified the FERC that the start of its ASM will be delayed until September 9, 2008.

On February 29, 2008, MISO submitted a compliance filing setting forth MISO’s Readiness Advisor ASM and Consolidated Balancing Authority Initiative Verification plan and status and Real-Time Operations ASM Reversion plan. FERC action on this compliance filing remains pending. On March 26, 2008, MISO submitted a tariff filing in compliance with the FERC’s 30-day directives in the February 25 order. Numerous parties submitted comments and protests on April 16, 2008. The FERC issued an order accepting the revisions pending further compliance on June 23, 2008. On April 25, 2008, MISO submitted a tariff filing in compliance with the FERC’s 60-day directives in the February 25 order. FERC action on this compliance filing remains pending. On May 23, 2008, MISO submitted its amended Balancing Authority Agreement. On July 21, 2008, the FERC issued an order conditionally accepting the amended Balancing Authority Agreement and requiring a further compliance filing.

Interconnection Agreement with AMP-Ohio

On May 4, 2007, AMP-Ohio filed a complaint in Franklin County, Ohio Common Pleas Court against FirstEnergy and TE seeking a declaratory judgment that the defendants may not terminate certain portions of a wholesale power Interconnection Agreement dated May 1, 1989 between AMP-Ohio and TE, nor further modify the rates and charges for power under that agreement. TE has served notice of termination of the Interconnection Agreement on AMP-Ohio to be effective December 31, 2008. AMP-Ohio claims that FirstEnergy, on behalf of TE, waived any right to terminate the Interconnection Agreement according to the terms of a June 6, 1997 merger settlement agreement with AMP-Ohio. Both the Interconnection Agreement and merger settlement agreement were approved by the FERC. On June 15, 2007, TE filed notice of removal of the case to United States District Court for the Southern District of Ohio. On July 11, 2007, TE moved to dismiss on the grounds that the FERC has exclusive jurisdiction over the subject matter of the complaint, or alternatively, primary jurisdiction over this matter. Responsive pleadings were filed by both parties and on March 31, 2008, the district court issued an order dismissing the matter for lack of subject matter jurisdiction. However, AMP-Ohio informed TE that it continues to object to cancellation of the power sales provisions of the Interconnection Agreement.

On May 29, 2008, TE filed with the FERC a proposed Notice of Cancellation effective midnight December 31, 2008, of the Interconnection Agreement with AMP-Ohio. AMP-Ohio protested this filing. TE also filed a Petition for Declaratory Order seeking a FERC ruling, in the alternative if cancellation is not accepted, of TE's right to file for an increase in rates effective January 1, 2009, for power provided to AMP-Ohio under the Interconnection Agreement. AMP-Ohio filed a pleading agreeing that TE may seek an increase in rates, but arguing that any increase is limited to the cost of generation owned by TE affiliates. TE has requested FERC action on both filings and expects the FERC to act on this request in the third quarter of 2008.

Duquesne’s Request to Withdraw from PJM

On November 8, 2007, Duquesne Light Company (Duquesne) filed a request with the FERC to exit PJM and to join MISO. In its filing, Duquesne asked the FERC to be relieved of certain capacity payment obligations to PJM for capacity auctions conducted prior to its departure from PJM, but covering service for planning periods through May 31, 2011. Duquesne asserted that its primary reason for exiting PJM is to avoid paying future obligations created by PJM’s forward capacity market. FirstEnergy believes that Duquesne’s filing did not identify or address numerous legal, financial or operational issues that are implicated or affected directly by Duquesne’s proposal. Consequently, FirstEnergy submitted responsive filings that, while conceding Duquesne’s rights to exit PJM, contested various aspects of Duquesne’s proposal. FirstEnergy particularly focused on Duquesne’s proposal that it be allowed to exit PJM without payment of its share of existing capacity market commitments. FirstEnergy also objected to Duquesne’s failure to address the firm transmission service requirements that would be necessary for FirstEnergy to continue to use the Beaver Valley Plant to meet existing commitments in the PJM capacity markets and to serve native load. Other market participants also submitted filings contesting Duquesne’s plans.

On January 17, 2008, the FERC conditionally approved Duquesne’s request to exit PJM. Among other conditions, the FERC obligated Duquesne to pay the PJM capacity obligations through May 31, 2011. The FERC’s order took notice of the numerous transmission and other issues raised by FirstEnergy and other parties to the proceeding, but did not provide any responsive rulings or other guidance. Rather, the FERC ordered Duquesne to make a compliance filing in forty-five days detailing how Duquesne will satisfy its obligations under the PJM Transmission Owners’ Agreement. The FERC likewise directed MISO to submit detailed plans to integrate Duquesne into MISO. Finally, the FERC directed MISO and PJM to work together to resolve the substantive and procedural issues implicated by Duquesne’s transition into MISO. These issues remain unresolved. If Duquesne satisfies all of the obligations set by the FERC, its planned transition date is October 1, 2008.  On July 3, 2008, Duquesne and MISO filed a proposed plan for integrating Duquesne into MISO.  On July 24, 2008, numerous parties filed comments and protests to the proposed plan. FirstEnergy filed comments identifying numerous issues that must be addressed and resolved before Duquesne can transition to MISO. FirstEnergy continues to evaluate the impact of Duquesne’s withdrawal from PJM on its operations and financial condition; however, the full consequences cannot be determined until the FERC rules on the pending issues.

On March 18, 2008, the PJM Power Providers Group filed a request for emergency clarification regarding whether Duquesne-zone generators (including the Beaver Valley Plant) could participate in PJM’s May 2008 auction for the 2011-2012 RPM delivery year. FirstEnergy and the other Duquesne-zone generators filed responsive pleadings. On April 18, 2008, the FERC issued its Order on Motion for Emergency Clarification, wherein the FERC ruled that although the status of the Duquesne-zone generators will change to “External Resource” upon Duquesne’s exit from PJM, these generators could contract with PJM for the transmission reservations necessary to participate in the May 2008 auction. FirstEnergy has complied with the FERC’s order by obtaining executed transmission service agreements for firm point-to-point transmission service for the 2011-2012 delivery year and, as such, FirstEnergy satisfied the criteria to bid the Beaver Valley Plant into the May 2008 RPM auction. Notwithstanding these events, on April 30, 2008 and May 1, 2008, certain members of the PJM Power Providers Group filed further pleadings on these issues. On May 2, 2008, FirstEnergy filed a responsive pleading. Given that the FERC outlined the conditions under which FirstEnergy could bid the unit into the auction and FirstEnergy complied with the FERC’s conditions, FirstEnergy does not anticipate that the FERC will grant the relief requested in the pleadings.  Based on this expectation, FirstEnergy believes that the auction results would not be changed.

Complaint against PJM RPM Auction

On May 30, 2008, a group of PJM load-serving entities, state commissions, consumer advocates, and trade associations (referred to collectively as the RPM Buyers) filed a complaint at the FERC against PJM alleging that three of the four transitional RPM auctions yielded prices that are unjust and unreasonable under the Federal Power Act. Most of the parties comprising the RPM Buyers group were parties to the settlement approved by the FERC that established the RPM. In the complaint, the RPM Buyers request that the total projected payments to RPM sellers for the three auctions at issue be materially reduced. On July 11, 2008, PJM filed its answer to the complaint, in which it denied the allegation that the rates are unjust and unreasonable. Also on that date, FirstEnergy filed a motion to intervene.

If the FERC were to rule unfavorably on this matter, the impact for the period ended June 30, 2008, would not be material to FirstEnergy’s results of operations, cash flows or financial position, as FES only began collecting RPM revenues for the Beaver Valley Power Station on June 1, 2008. However, such an unfavorable ruling by the FERC could have a material adverse impact on the revenues of the Beaver Valley Power Station in subsequent periods if these proceedings were to result in a significant loss of FES’ RPM revenues.

FES believes that the FERC is unlikely to grant the relief sought in the RPM Buyers’ complaint, since it largely deals with legal issues concerning the fundamentals of the RPM markets that are already at issue in a separate D.C. Circuit Court appellate proceeding. Nevertheless, FES is unable to predict the outcome of these proceedings or the resulting effect on FirstEnergy’s or FES’ results of operations, cash flows or financial position.

MISO Resource Adequacy Proposal

MISO made a filing on December 28, 2007 that would create an enforceable planning reserve requirement in the MISO tariff for load serving entities such as the Ohio Companies, Penn Power, and FES. This requirement is proposed to become effective for the planning year beginning June 1, 2009. The filing would permit MISO to establish the reserve margin requirement for load serving entities based upon a one day loss of load in ten years standard, unless the state utility regulatory agency establishes a different planning reserve for load serving entities in its state. FirstEnergy believes the proposal promotes a mechanism that will result in commitments from both load-serving entities and resources, including both generation and demand side resources, that are necessary for reliable resource adequacy and planning in the MISO footprint. Comments on the filing were filed on January 28, 2008. The FERC conditionally approved MISO’s Resource Adequacy proposal on March 26, 2008, requiring MISO to submit to further compliance filings. Rehearing requests are pending on the FERC’s March 26 Order. On May 27, 2008, MISO submitted a compliance filing to address issues associated with planning reserve margins. On June 17, 2008, various parties submitted comments and protests to MISO’s compliance filing. FirstEnergy submitted comments identifying specific issues that must be clarified and addressed. On June 25, 2008, MISO submitted a second compliance filing establishing the enforcement mechanism for the reserve margin requirement which establishes deficiency payments for load serving entities that do not meet the resource adequacy requirements. Numerous parties, including FirstEnergy, protested this filing. A FERC decision on this filing is expected this fall.

Organized Wholesale Power Markets

On February 21, 2008, the FERC issued a NOPR through which it proposes to adopt new rules that it states will “improve operations in organized electric markets, boost competition and bring additional benefits to consumers.” The proposed rule addresses demand response and market pricing during reserve shortages, long-term power contracting, market-monitoring policies, and responsiveness of RTOs and ISOs to stakeholders and customers. FirstEnergy does not believe that the proposed rule will have a significant impact on its operations. Comments on the NOPR were filed on April 21, 2008.

12.  NEW ACCOUNTING STANDARDS AND INTERPRETATIONS

SFAS 141(R) – “Business Combinations”

In December 2007, the FASB issued SFAS 141(R), which: (i) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; (ii) establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and (iii) requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Standard includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance. SFAS 141(R) will affect business combinations entered into by FirstEnergy that close after January 1, 2009. In addition, the Standard also affects the accounting for changes in tax valuation allowances made after January 1, 2009, that were established as part of a business combination prior to the implementation of this Standard. FirstEnergy is currently evaluating the impact of adopting this Standard on its financial statements.

SFAS 160 - “Non-controlling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51”

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

SFAS 161 - “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”

In March 2008, the FASB issued SFAS 161 that enhances the current disclosure framework for derivative instruments and hedging activities. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The FASB believes that additional required disclosure of the fair values of derivative instruments and their gains and losses in a tabular format will provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features is designed to provide information on the potential effect on an entity’s liquidity from using derivatives. This Statement also requires cross-referencing within the footnotes to help users of financial statements locate important information about derivative instruments. The Statement is effective for fiscal years beginning on or after December 15, 2008. FirstEnergy is currently evaluating the impact of adopting this Standard on its financial statements.

SFAS 162 - “The Hierarchy of Generally Accepted Accounting Principles”

In May 2008, the FASB issued SFAS 162, which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. The FASB believes that the GAAP hierarchy should be directed to reporting entities, not the independent auditors, because reporting entities are responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This Statement is effective 60 days following the SEC’s approval of the PCAOB amendments to U.S. Auditing Standards Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, which has not yet occurred. The Statement will not have an impact on FirstEnergy’s financial statements.

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

The competitive energy services segment supplies electric power to its electric utility affiliates, provides competitive electricity sales primarily in Ohio, Pennsylvania, Maryland and Michigan, owns or leases and operates FirstEnergy’s generating facilities and purchases electricity to meet its sales obligations. The segment's net income is primarily derived from the affiliated company PSA sales and the non-affiliated electric generation sales revenues less the related costs of electricity generation, including purchased power and net transmission (including congestion) and ancillary costs charged by PJM and MISO to deliver electricity to the segment’s customers. The segment’s internal revenues represent the affiliated company PSA sales.

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

Segment Financial Information
			Ohio
	Energy	Competitive	Transitional
	Delivery	Energy	Generation		Reconciling
Three Months Ended	Services	Services	Services	Other	Adjustments	Consolidated
	(In millions)
June 30, 2008
External revenues	$2,182	$375	$683	$20	$(15)	$3,245
Internal revenues	-	704	-	-	(704)	-
Total revenues	2,182	1,079	683	20	(719)	3,245
Depreciation and amortization	241	59	11	1	4	316
Investment income	40	(8)	(1)	6	(21)	16
Net interest charges	99	28	-	-	48	175
Income taxes	129	45	13	(1)	(26)	160
Net income	193	66	19	26	(41)	263
Total assets	23,423	9,240	266	281	335	33,545
Total goodwill	5,582	24	-	-	-	5,606
Property additions	196	683	-	9	18	906

June 30, 2007
External revenues	$2,095	$398	$625	$9	$(18)	$3,109
Internal revenues	-	691	-	-	(691)	-
Total revenues	2,095	1,089	625	9	(709)	3,109
Depreciation and amortization	249	51	(49)	1	5	257
Investment income	62	5	-	-	(37)	30
Net interest charges	116	42	-	1	39	198
Income taxes	141	96	19	(3)	(31)	222
Net income	207	142	30	6	(47)	338
Total assets	23,602	7,284	260	236	651	32,033
Total goodwill	5,874	24	-	-	-	5,898
Property additions	245	139	-	2	15	401

Six Months Ended

June 30, 2008
External revenues	$4,394	$704	$1,390	$60	$(26)	$6,522
Internal revenues	-	1,480	-	-	(1,480)	-
Total revenues	4,394	2,184	1,390	60	(1,506)	6,522
Depreciation and amortization	496	112	15	1	9	633
Investment income	85	(14)	-	6	(44)	33
Net interest charges	202	55	-	-	89	346
Income taxes	248	103	28	13	(45)	347
Net income	372	153	42	48	(76)	539
Total assets	23,423	9,240	266	281	335	33,545
Total goodwill	5,582	24	-	-	-	5,606
Property additions	451	1,145	-	21	-	1,617

June 30, 2007
External revenues	$4,135	$719	$1,245	$20	$(37)	$6,082
Internal revenues	-	1,404	-	-	(1,404)	-
Total revenues	4,135	2,123	1,245	20	(1,441)	6,082
Depreciation and amortization	469	102	(64)	2	11	520
Investment income	132	8	1	-	(78)	63
Net interest charges	223	92	1	2	60	378
Income taxes	289	160	35	2	(64)	422
Net income	425	240	53	7	(97)	628
Total assets	23,602	7,284	260	236	651	32,033
Total goodwill	5,874	24	-	-	-	5,898
Property additions	400	263	-	3	31	697

Reconciling adjustments to segment operating results from internal management reporting to consolidated external financial reporting primarily consist of interest expense related to holding company debt, corporate support services revenues and expenses and elimination of intersegment transactions.

  14. SUPPLEMENTAL GUARANTOR INFORMATION

On July 13, 2007, FGCO completed a sale and leaseback transaction for its 93.825% undivided interest in Bruce Mansfield Unit 1. FES has unconditionally and irrevocably guaranteed all of FGCO’s obligations under each of the leases. The related lessor notes and pass through certificates are not guaranteed by FES or FGCO, but the notes are secured by, among other things, each lessor trust’s undivided interest in Unit 1, rights and interests under the applicable lease and rights and interests under other related agreements, including FES’ lease guaranty. This transaction is classified as an operating lease under GAAP for FES and FirstEnergy and a financing for FGCO.

The consolidating statements of income for the three-month and six-month periods ended June 30, 2008 and 2007, consolidating balance sheets as of June 30, 2008 and December 31, 2007 and condensed consolidating statements of cash flows for the six-months ended June 30, 2008 and 2007 for FES (parent and guarantor), FGCO and NGC (non-guarantor) are presented below. Investments in wholly owned subsidiaries are accounted for by FES using the equity method. Results of operations for FGCO and NGC are, therefore, reflected in FES’ investment accounts and earnings as if operating lease treatment was achieved. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions and reflect operating lease treatment associated with the 2007 Bruce Mansfield Unit 1 sale and leaseback transaction.

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Three Months Ended June 30, 2008	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$1,064,627	$565,225	$287,028	$(845,602)	$1,071,278

EXPENSES:
Fuel	3,605	277,192	29,753	-	310,550
Purchased power from non-affiliates	220,339	-	-	-	220,339
Purchased power from affiliates	842,670	2,932	34,528	(845,602)	34,528
Other operating expenses	29,842	124,173	121,534	12,189	287,738
Provision for depreciation	1,600	30,027	25,893	(1,360)	56,160
General taxes	4,727	11,504	3,564	-	19,795
Total expenses	1,102,783	445,828	215,272	(834,773)	929,110

OPERATING INCOME (LOSS)	(38,156)	119,397	71,756	(10,829)	142,168

OTHER INCOME (EXPENSE):
Miscellaneous income (expense), including
net income from equity investees	98,590	489	(9,449)	(91,704)	(2,074)
Interest expense - affiliates	(50)	(7,920)	(2,758)	-	(10,728)
Interest expense - other	(6,663)	(23,697)	(10,632)	16,487	(24,505)
Capitalized interest	28	9,856	657	-	10,541
Total other income (expense)	91,905	(21,272)	(22,182)	(75,217)	(26,766)

INCOME BEFORE INCOME TAXES	53,749	98,125	49,574	(86,046)	115,402

INCOME TAXES (BENEFIT)	(14,345)	38,467	20,838	2,348	47,308

NET INCOME	$68,094	$59,658	$28,736	$(88,394)	$68,094

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Three Months Ended June 30, 2007	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$1,074,858	$453,553	$279,092	$(738,772)	$1,068,731

EXPENSES:
Fuel	7,513	235,653	25,714	-	268,880
Purchased power from non-affiliates	162,873	-	-	-	162,873
Purchased power from affiliates	731,260	57,291	20,806	(738,772)	70,585
Other operating expenses	30,519	65,694	136,932	-	233,145
Provision for depreciation	469	25,239	22,812	-	48,520
General taxes	5,602	9,050	6,258	-	20,910
Total expenses	938,236	392,927	212,522	(738,772)	804,913

OPERATING INCOME	136,622	60,626	66,570	-	263,818

OTHER INCOME (EXPENSE):
Miscellaneous income (expense), including
net income from equity investees	74,781	(622)	4,215	(63,005)	15,369
Interest expense - affiliates	-	(17,990)	(4,827)	-	(22,817)
Interest expense - other	(5,773)	(6,116)	(9,804)	-	(21,693)
Capitalized interest	6	3,056	1,361	-	4,423
Total other income (expense)	69,014	(21,672)	(9,055)	(63,005)	(24,718)

INCOME BEFORE INCOME TAXES	205,636	38,954	57,515	(63,005)	239,100

INCOME TAXES	54,220	12,892	20,572	-	87,684

NET INCOME	$151,416	$26,062	$36,943	$(63,005)	$151,416

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Six Months Ended June 30, 2008	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$2,164,475	$1,132,926	$612,712	$(1,739,719)	$2,170,394

EXPENSES:
Fuel	5,743	568,431	58,065	-	632,239
Purchased power from non-affiliates	427,063	-	-	-	427,063
Purchased power from affiliates	1,734,649	5,070	60,013	(1,739,719)	60,013
Other operating expenses	67,438	231,340	261,129	24,377	584,284
Provision for depreciation	1,907	56,626	50,087	(2,718)	105,902
General taxes	10,142	23,074	9,776	-	42,992
Total expenses	2,246,942	884,541	439,070	(1,718,060)	1,852,493

OPERATING INCOME (LOSS)	(82,467)	248,385	173,642	(21,659)	317,901

OTHER INCOME (EXPENSE):
Miscellaneous income (expense), including
net income from equity investees	220,315	(719)	(15,986)	(208,588)	(4,978)
Interest expense - affiliates	(132)	(13,209)	(4,597)	-	(17,938)
Interest expense - other	(10,641)	(49,665)	(21,650)	32,916	(49,040)
Capitalized interest	49	16,084	1,071	-	17,204
Total other income (expense)	209,591	(47,509)	(41,162)	(175,672)	(54,752)

INCOME BEFORE INCOME TAXES	127,124	200,876	132,480	(197,331)	263,149

INCOME TAXES (BENEFIT)	(30,954)	77,752	53,602	4,671	105,071

NET INCOME	$158,078	$123,124	$78,878	$(202,002)	$158,078

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Six Months Ended June 30, 2007	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$2,094,245	$1,004,908	$513,183	$(1,525,312)	$2,087,024

EXPENSES:
Fuel	9,880	436,884	55,651	-	502,415
Purchased power from non-affiliates	349,076	-	-	-	349,076
Purchased power from affiliates	1,515,432	118,727	38,221	(1,525,312)	147,068
Other operating expenses	81,768	164,789	250,184	-	496,741
Provision for depreciation	922	50,175	45,433	-	96,530
General taxes	10,536	19,618	12,474	-	42,628
Total expenses	1,967,614	790,193	401,963	(1,525,312)	1,634,458

OPERATING INCOME	126,631	214,715	111,220	-	452,566

OTHER INCOME (EXPENSE):
Miscellaneous income, including
net income from equity investees	188,729	294	9,415	(163,337)	35,101
Interest expense - affiliates	-	(42,321)	(9,942)	-	(52,263)
Interest expense - other	(7,158)	(12,876)	(19,017)	-	(39,051)
Capitalized interest	11	5,155	2,466	-	7,632
Total other income (expense)	181,582	(49,748)	(17,078)	(163,337)	(48,581)

INCOME BEFORE INCOME TAXES	308,213	164,967	94,142	(163,337)	403,985

INCOME TAXES	54,293	62,181	33,591	-	150,065

NET INCOME	$253,920	$102,786	$60,551	$(163,337)	$253,920

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATING BALANCE SHEETS
(Unaudited)

As of June 30, 2008	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2	$-	$-	$-	$2
Receivables-
Customers	117,858	-	-	-	117,858
Associated companies	419,402	259,454	80,249	(285,131)	473,974
Other	1,475	1,376	5,105	-	7,956
Notes receivable from associated companies	554,279	-	-	-	554,279
Materials and supplies, at average cost	2,942	281,275	205,327	-	489,544
Prepayments and other	141,414	30,300	695	-	172,409
	1,237,372	572,405	291,376	(285,131)	1,816,022

PROPERTY, PLANT AND EQUIPMENT:
In service	82,280	5,385,410	4,666,202	(391,896)	9,741,996
Less - Accumulated provision for depreciation	9,411	2,684,494	1,609,851	(169,476)	4,134,280
	72,869	2,700,916	3,056,351	(222,420)	5,607,716
Construction work in progress	11,373	1,064,083	145,833	-	1,221,289
	84,242	3,764,999	3,202,184	(222,420)	6,829,005
OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	-	-	1,234,635	-	1,234,635
Long-term notes receivable from associated companies	-	-	62,900	-	62,900
Investment in associated companies	2,677,674	-	-	(2,677,674)	-
Other	2,323	63,467	202	-	65,992
	2,679,997	63,467	1,297,737	(2,677,674)	1,363,527
DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income taxes	16,722	480,721	-	(249,475)	247,968
Lease assignment receivable from associated companies	-	67,256	-	-	67,256
Goodwill	24,248	-	-	-	24,248
Property taxes	-	25,007	22,767	-	47,774
Pension assets	3,211	12,206	-	-	15,417
Unamortized sale and leaseback costs	-	23,282	-	50,096	73,378
Other	8,473	58,569	8,813	(47,063)	28,792
	52,654	667,041	31,580	(246,442)	504,833
	$4,054,265	$5,067,912	$4,822,877	$(3,431,667)	$10,513,387
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$4,679	$873,562	$1,077,289	$(17,315)	$1,938,215
Short-term borrowings-
Associated companies	-	774,490	442,217	-	1,216,707
Other	1,000,000	-	-	-	1,000,000
Accounts payable-
Associated companies	275,820	253,818	93,599	(275,431)	347,806
Other	81,252	133,486	-	-	214,738
Accrued taxes	1,162	58,976	19,393	(6,993)	72,538
Other	116,036	98,885	14,607	34,697	264,225
	1,478,949	2,193,217	1,647,105	(265,042)	5,054,229
CAPITALIZATION:
Common stockholder's equity	2,505,676	1,071,297	1,596,565	(2,667,862)	2,505,676
Long-term debt and other long-term obligations	41,317	1,312,162	421,815	(1,296,982)	478,312
	2,546,993	2,383,459	2,018,380	(3,964,844)	2,983,988
NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	-	-	-	1,043,442	1,043,442
Accumulated deferred income taxes	-	-	245,223	(245,223)	-
Accumulated deferred investment tax credits	-	34,646	24,176	-	58,822
Asset retirement obligations	-	24,274	811,924	-	836,198
Retirement benefits	9,590	56,925	-	-	66,515
Property taxes	-	25,329	22,766	-	48,095
Lease market valuation liability	-	330,457	-	-	330,457
Other	18,733	19,605	53,303	-	91,641
	28,323	491,236	1,157,392	798,219	2,475,170
	$4,054,265	$5,067,912	$4,822,877	$(3,431,667)	$10,513,387

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATING BALANCE SHEETS
(Unaudited)

As of December 31, 2007	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2	$-	$-	$-	$2
Receivables-
Customers	133,846	-	-	-	133,846
Associated companies	327,715	237,202	98,238	(286,656)	376,499
Other	2,845	978	-	-	3,823
Notes receivable from associated companies	23,772	-	69,012	-	92,784
Materials and supplies, at average cost	195	215,986	210,834	-	427,015
Prepayments and other	67,981	21,605	2,754	-	92,340
	556,356	475,771	380,838	(286,656)	1,126,309
PROPERTY, PLANT AND EQUIPMENT:
In service	25,513	5,065,373	3,595,964	(392,082)	8,294,768
Less - Accumulated provision for depreciation	7,503	2,553,554	1,497,712	(166,756)	3,892,013
	18,010	2,511,819	2,098,252	(225,326)	4,402,755
Construction work in progress	1,176	571,672	188,853	-	761,701
	19,186	3,083,491	2,287,105	(225,326)	5,164,456
OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	-	-	1,332,913	-	1,332,913
Long-term notes receivable from associated companies	-	-	62,900	-	62,900
Investment in associated companies	2,516,838	-	-	(2,516,838)	-
Other	2,732	37,071	201	-	40,004
	2,519,570	37,071	1,396,014	(2,516,838)	1,435,817
DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income taxes	16,978	522,216	-	(262,271)	276,923
Lease assignment receivable from associated companies	-	215,258	-	-	215,258
Goodwill	24,248	-	-	-	24,248
Property taxes	-	25,007	22,767	-	47,774
Pension asset	3,217	13,506	-	-	16,723
Unamortized sale and leaseback costs	-	27,597	-	43,206	70,803
Other	22,956	52,971	6,159	(38,133)	43,953
	67,399	856,555	28,926	(257,198)	695,682
	$3,162,511	$4,452,888	$4,092,883	$(3,286,018)	$8,422,264
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$-	$596,827	$861,265	$(16,896)	$1,441,196
Short-term borrowings-
Associated companies	-	238,786	25,278	-	264,064
Other	300,000	-	-	-	300,000
Accounts payable-
Associated companies	287,029	175,965	268,926	(286,656)	445,264
Other	56,194	120,927	-	-	177,121
Accrued taxes	18,831	125,227	28,229	(836)	171,451
Other	57,705	131,404	11,972	36,725	237,806
	719,759	1,389,136	1,195,670	(267,663)	3,036,902
CAPITALIZATION:
Common stockholder's equity	2,414,231	951,542	1,562,069	(2,513,611)	2,414,231
Long-term debt and other long-term obligations	-	1,597,028	242,400	(1,305,716)	533,712
	2,414,231	2,548,570	1,804,469	(3,819,327)	2,947,943
NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	-	-	-	1,060,119	1,060,119
Accumulated deferred income taxes	-	-	259,147	(259,147)	-
Accumulated deferred investment tax credits	-	36,054	25,062	-	61,116
Asset retirement obligations	-	24,346	785,768	-	810,114
Retirement benefits	8,721	54,415	-	-	63,136
Property taxes	-	25,328	22,767	-	48,095
Lease market valuation liability	-	353,210	-	-	353,210
Other	19,800	21,829	-	-	41,629
	28,521	515,182	1,092,744	800,972	2,437,419
	$3,162,511	$4,452,888	$4,092,883	$(3,286,018)	$8,422,264

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30, 2008	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

NET CASH PROVIDED FROM (USED FOR)
OPERATING ACTIVITIES	$(138,894)	$109,372	$82,857	$(8,316)	$45,019

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	-	276,235	179,500	-	455,735
Short-term borrowings, net	700,000	535,705	416,938	-	1,652,643
Redemptions and Repayments-
Long-term debt	(792)	(285,567)	(180,334)	8,316	(458,377)
Common stock dividend payment	(10,000)	-	-	-	(10,000)
Net cash provided from financing activities	689,208	526,373	416,104	8,316	1,640,001

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(20,176)	(584,151)	(548,175)	-	(1,152,502)
Proceeds from asset sales	-	10,875	-	-	10,875
Sales of investment securities held in trusts	-	-	384,692	-	384,692
Purchases of investment securities held in trusts	-	-	(404,502)	-	(404,502)
Loan repayments from (loans to) associated companies, net	(530,508)	-	69,012	-	(461,496)
Other	370	(62,469)	12	-	(62,087)
Net cash used for investing activities	(550,314)	(635,745)	(498,961)	-	(1,685,020)

Net change in cash and cash equivalents	-	-	-	-	-
Cash and cash equivalents at beginning of period	2	-	-	-	2
Cash and cash equivalents at end of period	$2	$-	$-	$-	$2

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30, 2007	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

NET CASH PROVIDED FROM (USED FOR)
OPERATING ACTIVITIES	$(77,782)	$255,301	$33,686	$-	$211,205

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Equity contribution from parent	700,000	700,000	-	(700,000)	700,000
Short-term borrowings, net	500,000	-	-	(135,153)	364,847
Redemptions and Repayments-
Long-term debt	-	(616,792)	(128,744)	-	(745,536)
Short-term borrowings, net	-	(135,153)	-	135,153	-
Common stock dividend payment	(37,000)	-	-	-	(37,000)
Net cash provided from (used for) financing activities	1,163,000	(51,945)	(128,744)	(700,000)	282,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(9,466)	(215,804)	(77,154)	-	(302,424)
Proceeds from asset sales	-	12,120	-	-	12,120
Sales of investment securities held in trusts	-	-	367,924	-	367,924
Purchases of investment securities held in trusts	-	-	(389,286)	-	(389,286)
Loan repayments from (loans to) associated companies, net	(376,444)	-	192,268	-	(184,176)
Investment in subsidiary	(700,000)	-	-	700,000	-
Other	692	328	1,306	-	2,326
Net cash provided from (used for) investing activities	(1,085,218)	(203,356)	95,058	700,000	(493,516)

Net change in cash and cash equivalents	-	-	-	-	-
Cash and cash equivalents at beginning of period	2	-	-	-	2
Cash and cash equivalents at end of period	$2	$-	$-	$-	$2

ITEM 4T. CONTROLS AND PROCEDURES – OE, CEI, TE AND PENELEC (Restated)

(a)           EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In the original Form 10-Q for the second quarter of 2008, each registrant’s chief executive officer and chief financial officer concluded that, as of the end of the period covered by that report, the applicable registrant's disclosure controls and procedures were effective as of June 30, 2008. Subsequent to the restatement of the respective registrants’ Consolidated Statements of Cash Flows discussed in the revised Note 1 to the Combined Notes to Consolidated Financial Statements included in the Form 10-Q/A, each registrant's chief executive officer and chief financial officer performed an updated review and evaluated such registrant's disclosure controls and procedures. Based upon that updated evaluation and as a result of the material weakness in the internal controls over the preparation and review of the Consolidated Statement of Cash Flows discussed below, those officers concluded that, as of the end of the period covered by this report, the applicable registrant's disclosure controls and procedures were ineffective as of June 30, 2008.

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

As reported in this Form 10-Q/A, each registrant has amended its original Form 10-Q for the second quarter of 2008 to restate its Consolidated Statements of Cash Flows for the six months ended June 30, 2008, to correct common stock dividend payments reported in cash flows from financing activities. The Consolidated Statements of Cash Flows for each registrant, as originally filed, erroneously did not reflect the payment of common stock dividends in the first and second quarters of 2008, which were declared in the third quarter of 2007. The corrections resulted in a corresponding change in operating liabilities - accounts payable, included in cash flows from operating activities.

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

(b)           CHANGES IN INTERNAL CONTROLS

During the quarter ended June 30, 2008, there were no changes in the registrants' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

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