Form 10-Q/A
period 2008-09-30
CLEVELAND ELECTRIC ILLUMINATING CO; OHIO EDISON CO; PENNSYLVANIA ELECTRIC CO; TOLEDO EDISON CO
filed 2008-11-25
CIK 20947, 73960, 77227, 352049

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q/A

Amendment No. 1

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes (X) No ( )	Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company and Pennsylvania Electric Company

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ( )	N/A
Accelerated Filer ( )	N/A
Non-accelerated Filer (Do not check if a smaller reporting company) (X)	Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company and Pennsylvania Electric Company

Smaller Reporting Company ( )	N/A

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ( ) No (X)	Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company and Pennsylvania Electric Company

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF November 6, 2008
Ohio Edison Company, no par value	60
The Cleveland Electric Illuminating Company, no par value	67,930,743
The Toledo Edison Company, $5 par value	29,402,054
Pennsylvania Electric Company, $20 par value	4,427,577

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

EXPLANATORY NOTE

This combined Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2008 is being filed by Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company and Pennsylvania Electric Company (the “registrants”) to correct common stock dividend payments reported in their respective consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007, contained in Part I, Item 1, Consolidated Financial Statements. This correction does not affect the respective registrants’ previously reported consolidated statements of income and comprehensive income for the three months and nine ended September 30, 2008 and 2007, and consolidated balance sheets as of September 30, 2008 and December 31, 2007 contained in the combined Form 10-Q for the quarter ended September 30, 2008, as originally filed on November 7, 2008 (the “original Form 10-Q”). Except for Part I, Items 1 and 4T and certain exhibits under Part II, Item 6, no other information included in the Form 10-Q as originally filed is being revised by, or repeated in this amendment.

As discussed under “Restatement of the Consolidated Statements of Cash Flows” in Note 1 to the revised Combined Notes to Consolidated Financial Statements of the registrants included in this Form 10-Q/A, the registrants have restated their respective consolidated statements of cash flows to correct common stock dividend payments reported in cash flows from financing activities. The consolidated statements of cash flows for those registrants, as originally filed, erroneously reflected the dividends declared in the third quarter of 2008 and the third quarter of 2007 applicable to future quarters' payments as dividends paid in the quarter that they were declared. The corrections resulted in a corresponding change in operating liabilities - accounts payable, included in cash flows from operating activities.

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

Please note that the information contained in this Amendment No. 1, including the consolidated financial statements and notes thereto, does not reflect events occurring after the date of the original Form 10-Q filing on November 7, 2008, except to the extent described above.

TABLE OF CONTENTS

Pages

Glossary of Terms	ii-iv

Part I. Financial Information

Item 1. Financial Statements.	1

Ohio Edison Company

Report of Independent Registered Public Accounting Firm	2
Consolidated Statements of Income and Comprehensive Income	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5

The Cleveland Electric Illuminating Company

Report of Independent Registered Public Accounting Firm	6
Consolidated Statements of Income and Comprehensive Income	7
Consolidated Balance Sheets	8
Consolidated Statements of Cash Flows	9

The Toledo Edison Company

Report of Independent Registered Public Accounting Firm	10
Consolidated Statements of Income and Comprehensive Income	11
Consolidated Balance Sheets	12
Consolidated Statements of Cash Flows	13

Pennsylvania Electric Company

Report of Independent Registered Public Accounting Firm	14
Consolidated Statements of Income and Comprehensive Income	15
Consolidated Balance Sheets	16
Consolidated Statements of Cash Flows	17

Combined Notes to Consolidated Financial Statements	18-59

Item 4T. Controls and Procedures – OE, CEI, TE and Penelec.	60

Part II. Other Information

Item 6. Exhibits.	61

i

GLOSSARY OF TERMS

The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

ATSI	American Transmission Systems, Incorporated, owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
FENOC	FirstEnergy Nuclear Operating Company, operates nuclear generating facilities
FES	FirstEnergy Solutions Corp., provides energy-related products and services
FESC	FirstEnergy Service Company, provides legal, financial and other corporate support services
FGCO	FirstEnergy Generation Corp., owns and operates non-nuclear generating facilities
FirstEnergy	FirstEnergy Corp., a public utility holding company
GPU	GPU, Inc., former parent of JCP&L, Met-Ed and Penelec, which merged with FirstEnergy on November 7, 2001
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
JCP&L Transition Funding	JCP&L Transition Funding LLC, a Delaware limited liability company and issuer of transition bonds
JCP&L Transition Funding II	JCP&L Transition Funding II LLC, a Delaware limited liability company and issuer of transition bonds
Met-Ed	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
NGC	FirstEnergy Nuclear Generation Corp., owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
Penelec	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	Met-Ed, Penelec and Penn
PNBV	PNBV Capital Trust, a special purpose entity created by OE in 1996
Shippingport	Shippingport Capital Trust, a special purpose entity created by CEI and TE in 1997
Signal Peak	A joint venture between FirstEnergy Ventures Corp. and Boich Companies, that owns mining and coal transportation operations near Roundup, Montana, formerly known as Bull Mountain
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
Utilities	OE, CEI, TE, JCP&L, Met-Ed and Penelec

The following abbreviations and acronyms are used to identify frequently used terms in this report:

ACO	Administrative Consent Order
AEP	American Electric Power Company, Inc.
ALJ	Administrative Law Judge
AMP-Ohio	American Municipal Power-Ohio, Inc.
AOCL	Accumulated Other Comprehensive Loss
ARB	Accounting Research Bulletin
ARO	Asset Retirement Obligation
ASM	Ancillary Services Market
BGS	Basic Generation Service
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CBP	Competitive Bid Process
CO2	Carbon Dioxide
DFI	Demand for Information
DOJ	United States Department of Justice
DRA	Division of Ratepayer Advocate
EIS	Energy Independence Strategy
EITF	Emerging Issues Task Force
EMP	Energy Master Plan
EPA	United States Environmental Protection Agency
EPACT	Energy Policy Act of 2005
ESP	Electric Security Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
FIN 46R	FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities"

GLOSSARY OF TERMS, Cont’d.

FIN 47	FIN 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143"
FIN 48	FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”
FMB	First Mortgage Bond
FTR	Financial Transmission Rights
GAAP	Accounting Principles Generally Accepted in the United States
GHG	Greenhouse Gases
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
KWH	Kilowatt-hours
LIBOR	London Interbank Offered Rate
LOC	Letter of Credit
MEIUG	Met-Ed Industrial Users Group
MEW	Mission Energy Westside, Inc.
MISO	Midwest Independent Transmission System Operator, Inc.
Moody’s	Moody’s Investors Service
MRO	Market Rate Offer
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NOV	Notice of Violation
NOX	Nitrogen Oxide
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NUG	Non-Utility Generation
NUGC	Non-Utility Generation Charge
NYMEX	New York Mercantile Exchange
OCA	Office of Consumer Advocate
OTC	Over the Counter
OVEC	Ohio Valley Electric Corporation
PCRB	Pollution Control Revenue Bond
PICA	Penelec Industrial Customer Alliance
PJM	PJM Interconnection L. L. C.
PLR	Provider of Last Resort
PPUC	Pennsylvania Public Utility Commission
PRP	Potentially Responsible Party
PSA	Power Supply Agreement
PUCO	Public Utilities Commission of Ohio
PUHCA	Public Utility Holding Company Act of 1935
RCP	Rate Certainty Plan
RECB	Regional Expansion Criteria and Benefits
RFP	Request for Proposal
RPM	Reliability Pricing Model
RSP	Rate Stabilization Plan
RTC	Regulatory Transition Charge
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Service
SB221	Amended Substitute Senate Bill 221
SBC	Societal Benefits Charge
SEC	U.S. Securities and Exchange Commission
SECA	Seams Elimination Cost Adjustment
SFAS	Statement of Financial Accounting Standards
SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”

GLOSSARY OF TERMS, Cont’d.

SFAS 142	SFAS No. 142, “Goodwill and Other Intangible Assets”
SFAS 143	SFAS No. 143, “Accounting for Asset Retirement Obligations”
SFAS 157	SFAS No. 157, “Fair Value Measurements”
SFAS 159	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”
SIP	State Implementation Plan(s) Under the Clean Air Act
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
TMI-1	Three Mile Island Unit 1
TMI-2	Three Mile Island Unit 2
TSC	Transmission Service Charge
VIE	Variable Interest Entity

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of Ohio Edison Company:

We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company and its subsidiaries as of September 30, 2008 and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2008 and 2007 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2008 and 2007 financial statements to correct an error.

PricewaterhouseCoopers LLP Cleveland, Ohio November 6, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008.

OHIO EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2008	2007	2008	2007
	(In thousands)

REVENUES:
Electric sales	$671,761	$638,336	$1,877,300	$1,802,110
Excise tax collections	30,500	30,472	87,165	89,077
Total revenues	702,261	668,808	1,964,465	1,891,187

EXPENSES:
Purchased power	349,374	364,709	997,609	1,037,200
Other operating costs	146,048	144,869	423,993	424,970
Provision for depreciation	14,997	19,482	57,904	57,440
Amortization of regulatory assets	57,660	53,026	154,054	144,569
Deferral of new regulatory assets	(15,078)	(41,417)	(66,390)	(132,410)
General taxes	49,255	46,158	144,097	141,296
Total expenses	602,256	586,827	1,711,267	1,673,065

OPERATING INCOME	100,005	81,981	253,198	218,122

OTHER INCOME (EXPENSE):
Investment income	19,323	19,827	45,866	67,803
Miscellaneous income (expense)	(1,089)	670	(5,180)	3,362
Interest expense	(17,309)	(20,311)	(51,851)	(62,749)
Capitalized interest	55	136	324	398
Total other income (expense)	980	322	(10,841)	8,814

INCOME BEFORE INCOME TAXES	100,985	82,303	242,357	226,936

INCOME TAXES	28,501	34,089	77,122	79,074

NET INCOME	72,484	48,214	165,235	147,862

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirment benefits	(3,994)	(3,423)	(11,982)	(10,270)
Change in unrealized gain on available-for-sale securities	(9,936)	2,442	(20,310)	7,415
Other comprehensive loss	(13,930)	(981)	(32,292)	(2,855)
Income tax benefit related to other comprehensive loss	(5,105)	(573)	(11,931)	(1,688)
Other comprehensive loss, net of tax	(8,825)	(408)	(20,361)	(1,167)

TOTAL COMPREHENSIVE INCOME	$63,659	$47,806	$144,874	$146,695

The accompanying Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.

OHIO EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$715	$732
Receivables-
Customers (less accumulated provisions of $6,888,000 and 8,032,000,
respectively, for uncollectible accounts)	268,252	248,990
Associated companies	205,776	185,437
Other (less accumulated provisions of $13,000 and $5,639,000
respectively, for uncollectible accounts)	16,731	12,395
Notes receivable from associated companies	362,695	595,859
Prepayments and other	11,285	10,341
	865,454	1,053,754
UTILITY PLANT:
In service	2,854,174	2,769,880
Less - Accumulated provision for depreciation	1,101,572	1,090,862
	1,752,602	1,679,018
Construction work in progress	41,880	50,061
	1,794,482	1,729,079
OTHER PROPERTY AND INVESTMENTS:
Long-term notes receivable from associated companies	257,457	258,870
Investment in lease obligation bonds	248,751	253,894
Nuclear plant decommissioning trusts	115,523	127,252
Other	31,441	36,037
	653,172	676,053
DEFERRED CHARGES AND OTHER ASSETS:
Regulatory assets	621,192	737,326
Pension assets	250,762	228,518
Property taxes	65,520	65,520
Unamortized sale and leaseback costs	41,381	45,133
Other	33,820	48,075
	1,012,675	1,124,572
	$4,325,783	$4,583,458
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$159,662	$333,224
Short-term borrowings-
Associated companies	-	50,692
Other	242,449	2,609
Accounts payable-
Associated companies	95,604	174,088
Other	20,902	19,881
Accrued taxes	58,800	89,571
Accrued interest	14,216	22,378
Other	123,177	65,163
	714,810	757,606
CAPITALIZATION:
Common stockholder's equity-
Common stock, without par value, authorized 175,000,000 shares -
60 shares outstanding	1,224,039	1,220,512
Accumulated other comprehensive income	28,025	48,386
Retained earnings	207,512	307,277
Total common stockholder's equity	1,459,576	1,576,175
Long-term debt and other long-term obligations	841,871	840,591
	2,301,447	2,416,766
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	776,042	781,012
Accumulated deferred investment tax credits	14,040	16,964
Asset retirement obligations	79,372	93,571
Retirement benefits	173,297	178,343
Deferred revenues - electric service programs	14,954	46,849
Other	251,821	292,347
	1,309,526	1,409,086
COMMITMENTS AND CONTINGENCIES (Note 11)
	$4,325,783	$4,583,458

The accompanying Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these balance sheets.

OHIO EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30
	Restated	Restated
	2008	2007
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$165,235	$147,862
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	57,904	57,440
Amortization of regulatory assets	154,054	144,569
Deferral of new regulatory assets	(66,390)	(132,410)
Amortization of lease costs	28,535	28,567
Deferred income taxes and investment tax credits, net	17,267	(29,155)
Accrued compensation and retirement benefits	(41,190)	(34,572)
Pension trust contribution	-	(20,261)
Decrease (increase) in operating assets-
Receivables	(26,009)	(70,098)
Prepayments and other current assets	2,065	(3,542)
Increase (decrease) in operating liabilities-
Accounts payable	(27,463)	4,550
Accrued taxes	(27,776)	(25,734)
Accrued interest	(8,162)	(7,277)
Electric service prepayment programs	(31,895)	(27,455)
Other	(1,283)	9,868
Net cash provided from operating activities	194,892	42,352

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	189,148	-
Redemptions and Repayments-
Common stock	-	(500,000)
Long-term debt	(175,588)	(1,190)
Short-term borrowings, net	-	(64,475)
Dividend Payments-
Common stock	(315,000)	(65,000)
Net cash used for financing activities	(301,440)	(630,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(135,450)	(109,461)
Sales of investment securities held in trusts	115,988	31,624
Purchases of investment securities held in trusts	(121,871)	(36,194)
Loan repayments from associated companies, net	234,577	685,364
Cash investments	5,143	17,316
Other	8,144	(321)
Net cash provided from investing activities	106,531	588,328

Net increase (decrease) in cash and cash equivalents	(17)	15
Cash and cash equivalents at beginning of period	732	712
Cash and cash equivalents at end of period	$715	$727

The accompanying Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors of
The Cleveland Electric Illuminating Company:

We have reviewed the accompanying consolidated balance sheet of The Cleveland Electric Illuminating Company and its subsidiaries as of September 30, 2008 and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2008 and 2007 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2008 and 2007 financial statements to correct an error.

PricewaterhouseCoopers LLP Cleveland, Ohio November 6, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Nine Months
	Ended September 30		Ended Septmeber 30

	2008	2007	2008	2007
	(In thousands)

REVENUES:
Electric sales	$505,425	$510,577	$1,342,327	$1,366,396
Excise tax collections	18,652	18,514	53,447	53,009
Total revenues	524,077	529,091	1,395,774	1,419,405

EXPENSES:
Fuel	-	12,160	-	39,683
Purchased power	211,445	216,194	590,300	575,520
Other operating costs	66,342	85,114	194,119	243,140
Provision for depreciation	17,677	18,913	54,497	56,094
Amortization of regulatory assets	48,155	42,077	124,936	110,253
Deferral of new regulatory assets	(16,176)	(37,692)	(71,443)	(114,708)
General taxes	36,722	37,930	109,230	110,922
Total expenses	364,165	374,696	1,001,639	1,020,904

OPERATING INCOME	159,912	154,395	394,135	398,501

OTHER INCOME (EXPENSE):
Investment income	8,390	13,805	25,972	47,816
Miscellaneous income (expense)	(1,114)	(760)	(1,319)	3,197
Interest expense	(31,024)	(34,423)	(94,479)	(107,430)
Capitalized interest	200	309	584	655
Total other expense	(23,548)	(21,069)	(69,242)	(55,762)

INCOME BEFORE INCOME TAXES	136,364	133,326	324,893	342,739

INCOME TAXES	42,977	54,610	107,082	131,525

NET INCOME	93,387	78,716	217,811	211,214

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(213)	1,202	(639)	3,607
Income tax expense (benefit) related to other comprehensive income	(130)	356	(239)	1,068
Other comprehensive income (loss), net of tax	(83)	846	(400)	2,539

TOTAL COMPREHENSIVE INCOME	$93,304	$79,562	$217,411	$213,753

The accompanying Notes to Consolidated Financial Statements as they relate to The Cleveland Electric Illuminating Company are an integral part of these statements.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$237	$232
Receivables-
Customers (less accumulated provisions of $6,907,000 and $7,540,000
respectively, for uncollectible accounts)	292,735	251,000
Associated companies	122,210	166,587
Other	4,151	12,184
Notes receivable from associated companies	21,682	52,306
Prepayments and other	2,373	2,327
	443,388	484,636
UTILITY PLANT:
In service	2,180,347	2,256,956
Less - Accumulated provision for depreciation	836,058	872,801
	1,344,289	1,384,155
Construction work in progress	44,392	41,163
	1,388,681	1,425,318
OTHER PROPERTY AND INVESTMENTS:
Investment in lessor notes	425,717	463,431
Other	10,260	10,285
	435,977	473,716
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	1,688,521	1,688,521
Regulatory assets	796,475	870,695
Pension assets	68,548	62,471
Property taxes	76,000	76,000
Other	9,036	32,987
	2,638,580	2,730,674
	$4,906,626	$5,114,344
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$207,312	$207,266
Short-term borrowings-
Associated companies	367,422	531,943
Accounts payable-
Associated companies	124,335	169,187
Other	5,704	5,295
Accrued taxes	70,515	94,991
Accrued interest	37,885	13,895
Other	41,366	34,350
	854,539	1,056,927
CAPITALIZATION:
Common stockholder's equity-
Common stock, without par value, authorized 105,000,000 shares -
67,930,743 shares outstanding	878,199	873,536
Accumulated other comprehensive loss	(69,529)	(69,129)
Retained earnings	793,238	685,428
Total common stockholder's equity	1,601,908	1,489,835
Long-term debt and other long-term obligations	1,447,718	1,459,939
	3,049,626	2,949,774
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	727,615	725,523
Accumulated deferred investment tax credits	13,442	18,567
Retirement benefits	95,931	93,456
Deferred revenues - electric service programs	9,594	27,145
Lease assignment payable to associated companies	40,827	131,773
Other	115,052	111,179
	1,002,461	1,107,643
COMMITMENTS AND CONTINGENCIES (Note 11)
	$4,906,626	$5,114,344

The accompanying Notes to Consolidated Financial Statements as they relate to The Cleveland Electric Illuminating
Company are an integral part of these balance sheets.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30
	Restated	Restated
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$217,811	$211,214
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	54,497	56,094
Amortization of regulatory assets	124,936	110,253
Deferral of new regulatory assets	(71,443)	(114,708)
Deferred rents and lease market valuation liability	-	(46,327)
Deferred income taxes and investment tax credits, net	4,623	(40,964)
Accrued compensation and retirement benefits	(3,291)	2,575
Pension trust contribution	-	(24,800)
Decrease (increase) in operating assets-
Receivables	43,927	140,359
Prepayments and other current assets	(37)	661
Increase (decrease) in operating liabilities-
Accounts payable	(4,443)	(303,210)
Accrued taxes	(19,613)	17,301
Accrued interest	23,990	22,360
Electric service prepayment programs	(17,551)	(16,819)
Other	4,193	2,996
Net cash provided from operating activities	357,599	16,985

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	-	247,424
Redemptions and Repayments-
Long-term debt	(508)	(223,555)
Short-term borrowings, net	(176,354)	(59,328)
Dividend Payments-
Common stock	(150,000)	(144,000)
Net cash used for financing activities	(326,862)	(179,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(97,326)	(100,583)
Loan repayments from (loans to) associated companies, net	30,624	(13,863)
Collection of principal on long-term notes receivable	-	220,974
Redemption of lessor notes	37,714	56,177
Other	(1,744)	(218)
Net cash provided from (used for) investing activities	(30,732)	162,487

Net increase in cash and cash equivalents	5	13
Cash and cash equivalents at beginning of period	232	221
Cash and cash equivalents at end of period	$237	$234

The accompanying Notes to Consolidated Financial Statements as they relate to The Cleveland Electric Illuminating
Company are an integral part of these statements.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of The Toledo Edison Company:

We have reviewed the accompanying consolidated balance sheet of The Toledo Edison Company and its subsidiary as of September 30, 2008 and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2008 and 2007 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2008 and 2007 financial statements to correct an error.

PricewaterhouseCoopers LLP Cleveland, Ohio November 6, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008.

THE TOLEDO EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2008	2007	2008	2007
	(In thousands)

REVENUES:
Electric sales	$242,866	$261,736	$660,888	$728,429
Excise tax collections	8,239	7,926	23,417	22,026
Total revenues	251,105	269,662	684,305	750,455

EXPENSES:
Purchased power	111,809	112,502	315,957	304,947
Other operating costs	47,010	73,701	143,144	218,961
Provision for depreciation	7,682	9,231	24,648	27,475
Amortization of regulatory assets	31,452	30,460	81,837	79,284
Deferral of new regulatory assets	(5,574)	(15,645)	(23,997)	(47,373)
General taxes	13,609	11,912	40,591	38,646
Total expenses	205,988	222,161	582,180	621,940

OPERATING INCOME	45,117	47,501	102,125	128,515

OTHER INCOME (EXPENSE):
Investment income	5,580	6,721	17,285	21,255
Miscellaneous expense	(1,529)	(2,153)	(4,992)	(7,309)
Interest expense	(5,832)	(8,786)	(17,445)	(25,205)
Capitalized interest	19	220	144	467
Total other expense	(1,762)	(3,998)	(5,008)	(10,792)

INCOME BEFORE INCOME TAXES	43,355	43,503	97,117	117,723

INCOME TAXES	12,174	18,435	27,614	44,924

NET INCOME	31,181	25,068	69,503	72,799

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(64)	574	(191)	1,720
Change in unrealized gain on available-for-sale-securities	(247)	1,946	(767)	1,656
Other comprehensive income (loss)	(311)	2,520	(958)	3,376
Income tax expense (benefit) related to other
comprehensive income	(108)	902	(294)	1,193
Other comprehensive income (loss), net of tax	(203)	1,618	(664)	2,183

TOTAL COMPREHENSIVE INCOME	$30,978	$26,686	$68,839	$74,982

The accompanying Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.

THE TOLEDO EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24	$22
Receivables-
Customers	931	449
Associated companies	58,215	88,796
Other (less accumulated provisions of $165,000 and $615,000,
respectively, for uncollectible accounts)	15,810	3,116
Notes receivable from associated companies	111,519	154,380
Prepayments and other	1,421	865
	187,920	247,628
UTILITY PLANT:
In service	860,417	931,263
Less - Accumulated provision for depreciation	402,952	420,445
	457,465	510,818
Construction work in progress	7,626	19,740
	465,091	530,558
OTHER PROPERTY AND INVESTMENTS:
Investment in lessor notes	142,657	154,646
Long-term notes receivable from associated companies	37,308	37,530
Nuclear plant decommissioning trusts	68,438	66,759
Other	1,691	1,756
	250,094	260,691
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	500,576	500,576
Regulatory assets	145,404	203,719
Pension assets	31,059	28,601
Property taxes	21,010	21,010
Other	52,325	20,496
	750,374	774,402
	$1,653,479	$1,813,279
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$34	$34
Accounts payable-
Associated companies	88,769	245,215
Other	3,368	4,449
Notes payable to associated companies	95,203	13,396
Accrued taxes	20,508	30,245
Lease market valuation liability	36,900	36,900
Other	26,415	22,747
	271,197	352,986
CAPITALIZATION:
Common stockholder's equity-
Common stock, $5 par value, authorized 60,000,000 shares -
29,402,054 shares outstanding	147,010	147,010
Other paid-in capital	175,643	173,169
Accumulated other comprehensive loss	(11,270)	(10,606)
Retained earnings	185,121	175,618
Total common stockholder's equity	496,504	485,191
Long-term debt and other long-term obligations	303,382	303,397
	799,886	788,588
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	100,872	103,463
Accumulated deferred investment tax credits	6,882	10,180
Lease market valuation liability	282,325	310,000
Retirement benefits	66,201	63,215
Asset retirement obligations	29,715	28,366
Deferred revenues - electric service programs	4,073	12,639
Lease assignment payable to associated companies	30,529	83,485
Other	61,799	60,357
	582,396	671,705
COMMITMENTS AND CONTINGENCIES (Note 11)
	$1,653,479	$1,813,279

The accompanying Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these balance sheets.

THE TOLEDO EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30
	Restated	Restated
	2008	2007
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,503	$72,799
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	24,648	27,475
Amortization of regulatory assets	81,837	79,284
Deferral of new regulatory assets	(23,997)	(47,373)
Deferred rents and lease market valuation liability	(32,918)	(23,551)
Deferred income taxes and investment tax credits, net	(4,163)	(32,530)
Accrued compensation and retirement benefits	(196)	3,493
Pension trust contribution	-	(7,659)
Decrease (increase) in operating assets-
Receivables	29,088	(13,368)
Prepayments and other current assets	(556)	224
Increase (decrease) in operating liabilities-
Accounts payable	(177,527)	(55,485)
Accrued taxes	(9,737)	13,588
Accrued interest	4,663	3,444
Electric service prepayment programs	(8,566)	(7,650)
Other	(577)	4,113
Net cash provided from (used for) operating activities	(48,498)	16,804

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	81,807	37,191
Redemptions and Repayments-
Long-term debt	(26)	(30,014)
Dividend Payments-
Common stock	(40,000)	(55,000)
Net cash provided from (used for) financing activities	41,781	(47,823)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(44,695)	(41,573)
Loan repayments from associated companies, net	42,948	21,438
Collection of principal on long-term notes receivable	135	36,077
Redemption of lessor notes	11,989	14,819
Sales of investment securities held in trusts	28,774	39,260
Purchases of investment securities held in trusts	(31,297)	(41,717)
Other	(1,135)	2,713
Net cash provided from investing activities	6,719	31,017

Net increase (decrease) in cash and cash equivalents	2	(2)
Cash and cash equivalents at beginning of period	22	22
Cash and cash equivalents at end of period	$24	$20

The accompanying Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of Pennsylvania Electric Company:

We have reviewed the accompanying consolidated balance sheet of Pennsylvania Electric Company and its subsidiaries as of September 30, 2008 and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2008 and 2007 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2008 and 2007 financial statements to correct an error.

PricewaterhouseCoopers LLP Cleveland, Ohio November 6, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008.

PENNSYLVANIA ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2008	2007	2008	2007
	(In thousands)
REVENUES:
Electric sales	$372,576	$336,798	$1,083,986	$991,769
Gross receipts tax collections	17,200	16,637	52,704	48,989
Total revenues	389,776	353,435	1,136,690	1,040,758

EXPENSES:
Purchased power	230,656	203,247	657,681	588,583
Other operating costs	54,727	51,571	175,904	169,299
Provision for depreciation	14,097	12,566	40,531	36,678
Amortization of regulatory assets, net	23,415	20,861	55,346	32,648
General taxes	20,285	19,433	60,485	57,634
Total expenses	343,180	307,678	989,947	884,842

OPERATING INCOME	46,596	45,757	146,743	155,916

OTHER INCOME (EXPENSE):
Miscellaneous income (expense)	(93)	1,483	774	5,035
Interest expense	(14,934)	(14,017)	(45,157)	(38,426)
Capitalized interest	57	194	(679)	737
Total other expense	(14,970)	(12,340)	(45,062)	(32,654)

INCOME BEFORE INCOME TAXES	31,626	33,417	101,681	123,262

INCOME TAXES	9,058	10,387	39,324	49,025

NET INCOME	22,568	23,030	62,357	74,237

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(3,474)	(2,825)	(10,421)	(8,475)
Unrealized gain on derivative hedges	16	16	48	49
Change in unrealized gain on available-for-sale securities	2	10	(8)	(6)
Other comprehensive loss	(3,456)	(2,799)	(10,381)	(8,432)
Income tax benefit related to other comprehensive loss	(1,510)	(1,294)	(4,536)	(3,894)
Other comprehensive loss, net of tax	(1,946)	(1,505)	(5,845)	(4,538)

TOTAL COMPREHENSIVE INCOME	$20,622	$21,525	$56,512	$69,699

The accompanying Notes to Consolidated Financial Statements as they relate to Pennsylvania Electric Company are an integral part of these statements.

PENNSYLVANIA ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36	$46
Receivables-
Customers (less accumulated provisions of $3,240,000 and $3,905,000
respectively, for uncollectible accounts)	130,427	137,455
Associated companies	57,715	22,014
Other	20,367	19,529
Notes receivable from associated companies	15,406	16,313
Prepaid taxes	31,313	1,796
Other	494	1,281
	255,758	198,434
UTILITY PLANT:
In service	2,290,777	2,219,002
Less - Accumulated provision for depreciation	858,150	838,621
	1,432,627	1,380,381
Construction work in progress	29,503	24,251
	1,462,130	1,404,632
OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	128,594	137,859
Non-utility generation trusts	115,938	112,670
Other	299	531
	244,831	251,060
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	771,085	777,904
Pension assets	75,992	66,111
Other	29,610	33,893
	876,687	877,908
	$2,839,406	$2,732,034
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$145,000	$-
Short-term borrowings-
Associated companies	30,483	214,893
Other	250,000	-
Accounts payable-
Associated companies	83,058	83,359
Other	47,796	51,777
Accrued taxes	3,923	15,111
Accrued interest	14,034	13,167
Other	30,297	25,311
	604,591	403,618
CAPITALIZATION:
Common stockholder's equity-
Common stock, $20 par value, authorized 5,400,000 shares-
4,427,577 shares outstanding	88,552	88,552
Other paid-in capital	914,863	920,616
Accumulated other comprehensive income (loss)	(899)	4,946
Retained earnings	50,300	57,943
Total common stockholder's equity	1,052,816	1,072,057
Long-term debt and other long-term obligations	632,910	777,243
	1,685,726	1,849,300
NONCURRENT LIABILITIES:
Regulatory liabilities	104,927	73,559
Asset retirement obligations	85,748	81,849
Accumulated deferred income taxes	253,798	210,776
Retirement benefits	40,864	41,298
Other	63,752	71,634
	549,089	479,116
COMMITMENTS AND CONTINGENCIES (Note 11)
	$2,839,406	$2,732,034

The accompanying Notes to Consolidated Financial Statements as they relate to Pennsylvania Electric Company are an integral part of these statements.

PENNSYLVANIA ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months
	Ended September 30
	Restated	Restated
	2008	2007
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,357	$74,237
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	40,531	36,678
Amortization of regulatory assets, net	55,346	32,648
Deferred costs recoverable as regulatory assets	(20,304)	(54,228)
Deferred income taxes and investment tax credits, net	68,377	8,065
Accrued compensation and retirement benefits	(21,190)	(16,032)
Cash collateral	-	50
Pension trust contribution	-	(13,436)
Decrease (increase) in operating assets-
Receivables	(42,971)	13,809
Prepayments and other current assets	(28,730)	(4,757)
Increase (decrease) in operating liabilities-
Accounts payable	(8,437)	(70,701)
Accrued taxes	(11,521)	(4,930)
Accrued interest	867	6,608
Other	14,663	9,197
Net cash provided from operating activities	108,988	17,208

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	45,000	297,149
Short-term borrowings, net	65,590	53,082
Redemptions and Repayments-
Long-term debt	(45,332)	-
Common stock	-	(200,000)
Dividend Payments-
Common stock	(65,000)	(40,000)
Net cash provided from financing activities	258	110,231

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(94,810)	(70,076)
Loan repayments from associated companies, net	907	2,378
Sales of investment securities held in trust	84,499	94,292
Purchases of investment securities held in trust	(96,950)	(150,711)
Other	(2,902)	(3,328)
Net cash used for investing activities	(109,256)	(127,445)

Net decrease in cash and cash equivalents	(10)	(6)
Cash and cash equivalents at beginning of period	46	44
Cash and cash equivalents at end of period	$36	$38

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

These statements should be read in conjunction with the financial statements and notes included in the combined Annual Report on Form 10-K for the year ended December 31, 2007 for FirstEnergy, FES and the Utilities. The consolidated unaudited financial statements of FirstEnergy, FES and each of the Utilities reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present results of operations for the interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. Unless otherwise indicated, defined terms used herein have the meanings set forth in the accompanying Glossary of Terms.

FirstEnergy and its subsidiaries consolidate all majority-owned subsidiaries over which they exercise control and, when applicable, entities for which they have a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation. FirstEnergy consolidates a VIE (see Note 9) when it is determined to be the VIE's primary beneficiary. Investments in non-consolidated affiliates over which FirstEnergy and its subsidiaries have the ability to exercise significant influence, but not control (20-50% owned companies, joint ventures and partnerships) follow the equity method of accounting. Under the equity method, the interest in the entity is reported as an investment in the Consolidated Balance Sheets and the percentage share of the entity’s earnings is reported in the Consolidated Statements of Income.

The consolidated financial statements as of September 30, 2008 and for the three-month and nine-month periods ended September 30, 2008 and 2007, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated November 6, 2008, except as to the error correction described in Note 1, which is as of November 24, 2008) is included herein. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

Restatement of the Consolidated Statements of Cash Flows

OE, CEI, TE and Penelec are restating their respective Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, to correct common stock dividend payments reported in cash flows from financing activities. The consolidated statements of cash flows, as originally filed, erroneously reflected the dividends declared in the third quarter of 2008 and the third quarter of 2007 applicable to future quarters' payments as dividends paid in the quarter that they were declared. The corrections resulted in a corresponding change in operating liabilities - accounts payable, included in cash flows from operating activities.

This correction does not affect the respective registrants’ previously reported consolidated statements of income and comprehensive income for the three months and nine ended September 30, 2008 and 2007, and consolidated balance sheets as of September 30, 2008 and December 31, 2007 contained in the combined Form 10-Q for the quarter ended September 30, 2008, as originally filed on November 7, 2008.

The effects of the corrections on OE’s, CEI’s, TE’s and Penelec’s Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 are as follows:

OE

	Nine Months
	Ended September 30,
	2008		2007
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$165,235	$165,235	$147,862	$147,862
Adjustments to reconcile net income to net cash
from operating activities-
Provision for depreciation	57,904	57,904	57,440	57,440
Amortization of regulatory assets	154,054	154,054	144,569	144,569
Deferral of new regulatory assets	(66,390)	(66,390)	(132,410)	(132,410)
Amortization of lease costs	28,535	28,535	28,567	28,567
Deferred income taxes and investment
tax credits, net	17,267	17,267	(29,155)	(29,155)
Accrued compensation and retirement benefits	(41,190)	(41,190)	(34,572)	(34,572)
Pension trust contribution	-	-	(20,261)	(20,261)
Decrease (increase) in operating assets-
Receivables	(26,009)	(26,009)	(70,098)	(70,098)
Prepayments and other current assets	2,065	2,065	(3,542)	(3,542)
Increase (decrease) in operating liabilities-
Accounts payable	(77,463)	(27,463)	89,550	4,550
Accrued taxes	(27,776)	(27,776)	(25,734)	(25,734)
Accrued interest	(8,162)	(8,162)	(7,277)	(7,277)
Electric service prepayment programs	(31,895)	(31,895)	(27,455)	(27,455)
Other	(1,283)	(1,283)	9,868	9,868
Net cash provided from operating activities	144,892	194,892	127,352	42,352

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	189,148	189,148	-	-
Redemptions and Repayments-
Common stock	-	-	(500,000)	(500,000)
Long-term debt	(175,588)	(175,588)	(1,190)	(1,190)
Short-term borrowings, net	-	-	(64,475)	(64,475)
Dividend Payments-
Common stock	(265,000)	(315,000)	(150,000)	(65,000)
Net cash used for financing activities	(251,440)	(301,440)	(715,665)	(630,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(135,450)	(135,450)	(109,461)	(109,461)
Sales of investment securities held in trusts	115,988	115,988	31,624	31,624
Purchases of investment securities held in trusts	(121,871)	(121,871)	(36,194)	(36,194)
Loan repayments from associated companies, net	234,577	234,577	685,364	685,364
Cash investments	5,143	5,143	17,316	17,316
Other	8,144	8,144	(321)	(321)
Net cash provided from investing activities	106,531	106,531	588,328	588,328

Net increase (decrease) in cash and cash equivalents	$(17)	$(17)	$15	$15

CEI

	Nine Months
	Ended September 30
	2008		2007
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$217,811	$217,811	$211,214	$211,214
Adjustments to reconcile net income to net cash
from operating activities-
Provision for depreciation	54,497	54,497	56,094	56,094
Amortization of regulatory assets	124,936	124,936	110,253	110,253
Deferral of new regulatory assets	(71,443)	(71,443)	(114,708)	(114,708)
Deferred rents and lease market valuation liability	-	-	(46,327)	(46,327)
Deferred income taxes and investment
tax credits, net	4,623	4,623	(40,964)	(40,964)
Accrued compensation and retirement benefits	(3,291)	(3,291)	2,575	2,575
Pension trust contribution	-	-	(24,800)	(24,800)
Decrease (increase) in operating assets-
Receivables	43,927	43,927	140,359	140,359
Prepayments and other current assets	(37)	(37)	661	661
Increase (decrease) in operating liabilities-
Accounts payable	(44,443)	(4,443)	(143,210)	(303,210)
Accrued taxes	(19,613)	(19,613)	17,301	17,301
Accrued interest	23,990	23,990	22,360	22,360
Electric service prepayment programs	(17,551)	(17,551)	(16,819)	(16,819)
Other	4,193	4,193	2,996	2,996
Net cash provided from operating activities	317,599	357,599	176,985	16,985

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	-	-	247,424	247,424
Redemptions and Repayments-
Long-term debt	(508)	(508)	(223,555)	(223,555)
Short-term borrowings, net	(176,354)	(176,354)	(59,328)	(59,328)
Dividend Payments-
Common stock	(110,000)	(150,000)	(304,000)	(144,000)
Net cash used for financing activities	(286,862)	(326,862)	(339,459)	(179,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(97,326)	(97,326)	(100,583)	(100,583)
Loan repayments from (loans to)
associated companies, net	30,624	30,624	(13,863)	(13,863)
Collection of principal on long-term notes receivable	-	-	220,974	220,974
Redemption of lessor notes	37,714	37,714	56,177	56,177
Other	(1,744)	(1,744)	(218)	(218)
Net cash provided from (used for)
investing activities	(30,732)	(30,732)	162,487	162,487

Net increase in cash and cash equivalents	$5	$5	$13	$13

TE

	Nine Months
	Ended September 30
	2008		2007
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,503	$69,503	$72,799	$72,799
Adjustments to reconcile net income to net cash
from operating activities-
Provision for depreciation	24,648	24,648	27,475	27,475
Amortization of regulatory assets	81,837	81,837	79,284	79,284
Deferral of new regulatory assets	(23,997)	(23,997)	(47,373)	(47,373)
Deferred rents and lease market valuation liability	(32,918)	(32,918)	(23,551)	(23,551)
Deferred income taxes and investment
tax credits, net	(4,163)	(4,163)	(32,530)	(32,530)
Accrued compensation and retirement benefits	(196)	(196)	3,493	3,493
Pension trust contribution	-	-	(7,659)	(7,659)
Decrease (increase) in operating assets-
Receivables	29,088	29,088	(13,368)	(13,368)
Prepayments and other current assets	(556)	(556)	224	224
Increase (decrease) in operating liabilities-
Accounts payable	(157,527)	(177,527)	9,515	(55,485)
Accrued taxes	(9,737)	(9,737)	13,588	13,588
Accrued interest	4,663	4,663	3,444	3,444
Electric service prepayment programs	(8,566)	(8,566)	(7,650)	(7,650)
Other	(577)	(577)	4,113	4,113
Net cash provided from (used for)
operating activities	(28,498)	(48,498)	81,804	16,804

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	81,807	81,807	37,191	37,191
Redemptions and Repayments-
Long-term debt	(26)	(26)	(30,014)	(30,014)
Dividend Payments-
Common stock	(60,000)	(40,000)	(120,000)	(55,000)
Net cash provided from (used for)
financing activities	21,781	41,781	(112,823)	(47,823)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(44,695)	(44,695)	(41,573)	(41,573)
Loan repayments from associated companies, net	42,948	42,948	21,438	21,438
Collection of principal on long-term notes receivable	135	135	36,077	36,077
Redemption of lessor notes	11,989	11,989	14,819	14,819
Sales of investment securities held in trusts	28,774	28,774	39,260	39,260
Purchases of investment securities held in trusts	(31,297)	(31,297)	(41,717)	(41,717)
Other	(1,135)	(1,135)	2,713	2,713
Net cash provided from investing activities	6,719	6,719	31,017	31,017

Net increase (decrease) in cash and cash equivalents	$2	$2	$(2)	$(2)

PENELEC

	Nine Months
	Ended September 30
	2008		2007
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,357	$62,357	$74,237	$74,237
Adjustments to reconcile net income to net cash
from operating activities-
Provision for depreciation	40,531	40,531	36,678	36,678
Amortization of regulatory assets, net	55,346	55,346	32,648	32,648
Deferred costs recoverable as regulatory assets	(20,304)	(20,304)	(54,228)	(54,228)
Deferred income taxes and investment
tax credits, net	68,377	68,377	8,065	8,065
Accrued compensation and retirement benefits	(21,190)	(21,190)	(16,032)	(16,032)
Cash collateral	-	-	50	50
Pension trust contribution	-	-	(13,436)	(13,436)
Decrease (increase) in operating assets-
Receivables	(42,971)	(42,971)	13,809	13,809
Prepayments and other current assets	(28,730)	(28,730)	(4,757)	(4,757)
Increase (decrease) in operating liabilities-
Accounts payable	(3,437)	(8,437)	14,299	(70,701)
Accrued taxes	(11,521)	(11,521)	(4,930)	(4,930)
Accrued interest	867	867	6,608	6,608
Other	14,663	14,663	9,197	9,197
Net cash provided from operating activities	113,988	108,988	102,208	17,208

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	45,000	45,000	297,149	297,149
Short-term borrowings, net	65,590	65,590	53,082	53,082
Redemptions and Repayments-
Long-term debt	(45,332)	(45,332)	-	-
Common stock	-	-	(200,000)	(200,000)
Dividend Payments-
Common stock	(70,000)	(65,000)	(125,000)	(40,000)
Net cash provided from (used for)
financing activities	(4,742)	258	25,231	110,231

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(94,810)	(94,810)	(70,076)	(70,076)
Loan repayments from associated companies, net	907	907	2,378	2,378
Sales of investment securities held in trust	84,499	84,499	94,292	94,292
Purchases of investment securities held in trust	(96,950)	(96,950)	(150,711)	(150,711)
Other	(2,902)	(2,902)	(3,328)	(3,328)
Net cash used for investing activities	(109,256)	(109,256)	(127,445)	(127,445)

Net decrease in cash and cash equivalents	$(10)	$(10)	$(6)	$(6)

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

	Three Months		Nine Months
	Ended September 30		Ended September 30
Reconciliation of Basic and Diluted Earnings per Share	2008	2007	2008	2007
	(In millions, except per share amounts)

Net income	$471	$413	$1,010	$1,041

Average shares of common stock outstanding – Basic	304	304	304	307
Assumed exercise of dilutive stock options and awards	3	3	3	4
Average shares of common stock outstanding – Dilutive	307	307	307	311

Basic earnings per share	$1.55	$1.36	$3.32	$3.39
Diluted earnings per share	$1.54	$1.34	$3.29	$3.35

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

FirstEnergy's 2008 annual review was completed in the third quarter of 2008 with no impairment indicated. As discussed in Note 12(B), the Ohio Companies filed a comprehensive ESP and MRO with the PUCO on July 31, 2008. The annual goodwill impairment analysis assumed management's best estimate of the outcome of those filings. There was no impairment indicated for FirstEnergy and the Ohio Companies based on a probability-weighted outcome of the ESP and MRO proceedings. If the PUCO’s final decision authorizes less revenue recovery than the amounts assumed, an additional impairment analysis would be performed at that time that could result in future goodwill impairment.

FirstEnergy's goodwill primarily relates to its energy delivery services segment. In the first and third quarters of 2008, FirstEnergy adjusted goodwill by $1 million and $23 million, respectively, of the former GPU companies due to the realization of tax benefits that had been reserved under purchase accounting. The following tables reconcile changes to goodwill for the three months and nine months ended September 30, 2008.

Three Months Ended	FirstEnergy	FES	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Balance as of July 1, 2008	$5,606	$24	$1,689	$501	$1,826	$424	$778
Adjustments related to GPU acquisition	(23)	-	-	-	(11)	(5)	(7)
Balance as of September 30, 2008	$5,583	$24	$1,689	$501	$1,815	$419	$771

Nine Months Ended	FirstEnergy	FES	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Balance as of January 1, 2008	$5,607	$24	$1,689	$501	$1,826	$425	$778
Adjustments related to GPU acquisition	(24)	-	-	-	(11)	(6)	(7)
Balance as of September 30, 2008	$5,583	$24	$1,689	$501	$1,815	$419	$771

4.  DIVESTITURES AND DISCONTINUED OPERATIONS

On March 7, 2008, FirstEnergy sold certain telecommunication assets, resulting in a net after-tax gain of $19.3 million. The sale of assets did not meet the criteria for classification as discontinued operations as of September 30, 2008.

5.  FAIR VALUE MEASURES

Effective January 1, 2008, FirstEnergy adopted SFAS 157, which provides a framework for measuring fair value under GAAP and, among other things, requires enhanced disclosures about assets and liabilities recognized at fair value. FirstEnergy also adopted SFAS 159 on January 1, 2008, which provides the option to measure certain financial assets and financial liabilities at fair value. FirstEnergy has analyzed its financial assets and financial liabilities within the scope of SFAS 159 and, as of September 30, 2008, has elected not to record eligible assets and liabilities at fair value.

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

Level 2 – Pricing inputs are either directly or indirectly observable in the market as of the reporting date, other than quoted prices in active markets included in Level 1. FirstEnergy’s Level 2 assets and liabilities consist primarily of investments in debt securities held in various trusts and commodity forwards. Additionally, Level 2 includes those financial instruments that are valued using models or other valuation methodologies based on assumptions that are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Instruments in this category include non-exchange-traded derivatives such as forwards and certain interest rate swaps.

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

The following table sets forth FirstEnergy’s financial assets and financial liabilities that are accounted for at fair value by level within the fair value hierarchy as of September 30, 2008. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. FirstEnergy’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2008
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
	(In millions)
Assets:
Derivatives	$-	$45	$-	$45
Nuclear decommissioning trusts	761	1,112	-	1,873
Other investments	19	312	-	331
Total	$780	$1,469	$-	$2,249

Liabilities:
Derivatives	$8	$19	$-	$27
NUG contracts(1)	-	-	603	603
Total	$8	$19	$603	$630

(1)	NUG contracts are completely offset by regulatory assets.

The determination of the above fair value measures takes into consideration various factors required under SFAS 157. These factors include the credit standing of the counterparties involved, the impact of credit enhancements (such as cash deposits, LOCs and priority interests) and the impact of nonperformance risk.

Exchange-traded derivative contracts, which include some futures and options, are generally based on unadjusted quoted market prices in active markets and are classified within Level 1. Forwards, options and swap contracts that are not exchange-traded are classified as Level 2 as the fair values of these items are based on Intercontinental Exchange quotes or market transactions in the OTC markets. In addition, complex or longer-term structured transactions can introduce the need for internally-developed model inputs that may not be observable in or corroborated by the market. When such inputs have a significant impact on the measurement of fair value, the instrument is classified as Level 3.

Nuclear decommissioning trusts consist of equity securities listed on active exchanges classified as Level 1 and various debt securities and collective trusts classified as Level 2. Other investments represent the NUG trusts, spent nuclear fuel trusts and rabbi trust investments, which primarily consist of various debt securities and collective trusts classified as Level 2.

The following tables provide a reconciliation of changes in the fair value of NUG contracts classified as Level 3 in the fair value hierarchy for the three and nine months ended September 30, 2008:

	Three Months	Nine Months
	(In millions)
Balance at beginning of period	$644	$750
Realized and unrealized gains (losses)(1)	(32)	(120)
Purchases, sales, issuances and settlements, net(1)	(9)	(27)
Net transfers to (from) Level 3	-	-
Balance as of September 30, 2008	$603	$603

Change in unrealized gains (losses) relating to
instruments held as of September 30, 2008	$(32)	$(120)

(1) Changes in the fair value of NUG contracts are completely offset by regulatory assets and do not impact earnings

Under FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, FirstEnergy deferred until January 1, 2009, the election of SFAS 157 for financial assets and financial liabilities measured at fair value on a non-recurring basis and is currently evaluating the impact of SFAS 157 on those financial assets and financial liabilities.

6. DERIVATIVE INSTRUMENTS

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

FirstEnergy accounts for derivative instruments in its Consolidated Balance Sheet at their fair value unless they meet the criteria for the normal purchases and normal sales exception. Derivatives that meet those criteria are accounted for at cost. FirstEnergy regularly assesses derivatives based on the normal purchases and normal sales criteria and expects no changes in eligibility for the normal purchases and normal sales exception. The changes in the fair value of derivative instruments that do not meet the normal purchases and normal sales exception are recorded as other expense, as AOCL, or as part of the value of the hedged item, depending on whether or not it is designated as part of a hedge transaction, the nature of the hedge transaction and hedge effectiveness. FirstEnergy does not offset fair value for the right to reclaim collateral or the obligation to return collateral.

FirstEnergy hedges anticipated transactions using cash flow hedges. Such transactions include hedges of anticipated electricity, natural gas and other commodity purchases and anticipated interest payments associated with future debt issues. The effective portion of such hedges are initially recorded in equity as other comprehensive income or loss and are subsequently included in net income as the underlying hedged commodities are delivered or interest payments are made. Gains and losses from any ineffective portion of cash flow hedges are recognized directly in net income.

The net deferred losses of $64 million included in AOCL as of September 30, 2008, for derivative hedging activity, as compared to $75 million as of December 31, 2007, resulted from a net $3 million increase related to current hedging activity and a $14 million decrease due to net hedge losses reclassified to earnings during the nine months ended September 30, 2008. Based on current estimates, approximately $16 million (after tax) of the net deferred losses on derivative instruments in AOCL as of September 30, 2008 are expected to be reclassified to earnings during the next twelve months as hedged transactions occur. The fair value of these derivative instruments fluctuate from period to period based on various market factors, including commodity prices, counterparty credit and interest rates.

FirstEnergy has entered into swaps that have been designated as fair value hedges of fixed-rate, long-term debt issues to protect against the risk of changes in the fair value of fixed-rate debt instruments due to lower interest rates. In order to reduce counterparty exposure and lessen variable debt exposure under current market conditions, FirstEnergy unwound its remaining interest rate swaps. During the first nine months of 2008, FirstEnergy received $3 million to terminate interest rate swaps with an aggregate notional value of $250 million. As of September 30, 2008, FirstEnergy has no outstanding interest rate swaps hedging fixed-rate long term debt.

During 2007 and the first nine months of 2008, FirstEnergy entered into several forward-starting swap agreements (forward swaps) in order to hedge a portion of the consolidated interest rate risk associated with the anticipated issuance of variable-rate short-term debt and fixed-rate long-term debt securities, by one or more of its subsidiaries, as outstanding debt matures during 2008 and 2009. These derivatives are treated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury and LIBOR rates between the date of hedge inception and the date of the debt issuance. FirstEnergy considers counterparty credit and nonperformance risk in its hedge assessments and continues to expect the forward-starting swaps to be effective in protecting against the risk of changes in future interest payments. During the first nine months of 2008, FirstEnergy terminated swaps with a notional value of $750 million and entered into swaps with a notional value of $950 million. FirstEnergy paid $16 million related to the terminations, $5 million of which was deemed ineffective and recognized in current period earnings. FirstEnergy will recognize the remaining loss over the life of the associated future debt. As of September 30, 2008, FirstEnergy had forward swaps with an aggregate notional amount of $600 million and a fair value of $(0.2) million.

7. ASSET RETIREMENT OBLIGATIONS

FirstEnergy has recognized applicable legal obligations under SFAS 143 for nuclear power plant decommissioning, reclamation of a sludge disposal pond and closure of two coal ash disposal sites. In addition, FirstEnergy has recognized conditional retirement obligations (primarily for asbestos remediation) in accordance with FIN 47.

The ARO of $1.3 billion as of September 30, 2008 is primarily related to the future nuclear decommissioning of the Beaver Valley, Davis-Besse, Perry and TMI-2 nuclear generating facilities. FirstEnergy utilized an expected cash flow approach to measure the fair value of the nuclear decommissioning ARO.

FirstEnergy maintains nuclear decommissioning trust funds that are legally restricted for purposes of settling the nuclear decommissioning ARO. As of September 30, 2008, the fair value of the decommissioning trust assets was approximately $1.9 billion.

The following tables analyze changes to the ARO balance during the three months and nine months ended September 30, 2008 and 2007, respectively.

ARO Reconciliation	FirstEnergy	FES	OE	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Balance, July 1, 2008	$1,307	$836	$96	$2	$29	$92	$166	$84
Liabilities incurred	5	-	-	-	-	-	-	-
Liabilities settled	(1)	(1)	-	-	-	-	-	-
Accretion	21	14	1	-	1	2	2	2
Revisions in estimated cash flows	(18)	-	(18)	-	-	-	-	-
Balance, September 30, 2008	$1,314	$849	$79	$2	$30	$94	$168	$86

Balance, July 1, 2007	$1,228	$784	$91	$2	$27	$87	$156	$79
Liabilities incurred	-	-	-	-	-	-	-	-
Liabilities settled	-	-	-	-	-	-	-	-
Accretion	19	13	1	-	1	1	2	2
Revisions in estimated cash flows	-	-	-	-	-	-	-	-
Balance, September 30, 2007	$1,247	$797	$92	$2	$28	$88	$158	$81

ARO Reconciliation	FirstEnergy	FES	OE	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Balance, January 1, 2008	$1,267	$810	$94	$2	$28	$90	$161	$82
Liabilities incurred	5	-	-	-	-	-	-	-
Liabilities settled	(2)	(1)	(1)	-	-	-	-	-
Accretion	62	40	4	-	2	4	7	4
Revisions in estimated cash flows	(18)	-	(18)	-	-	-	-	-
Balance, September 30, 2008	$1,314	$849	$79	$2	$30	$94	$168	$86

Balance, January 1, 2007	$1,190	$760	$88	$2	$27	$84	$151	$77
Liabilities incurred	-	-	-	-	-	-	-	-
Liabilities settled	(2)	(1)	-	-	-	-	-	-
Accretion	59	38	4	-	1	4	7	4
Revisions in estimated cash flows	-	-	-	-	-	-	-	-
Balance, September 30, 2007	$1,247	$797	$92	$2	$28	$88	$158	$81

8. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The components of FirstEnergy's net periodic pension cost and other postretirement benefit cost (including amounts capitalized) for the three months and nine months ended September 30, 2008 and 2007, consisted of the following:

	Three Months		Nine Months
	Ended September 30		Ended September 30
Pension Benefits	2008	2007	2008	2007
	(In millions)
Service cost	$21	$21	$62	$63
Interest cost	72	71	217	213
Expected return on plan assets	(116)	(112)	(347)	(337)
Amortization of prior service cost	3	2	7	7
Recognized net actuarial loss	1	10	4	31
Net periodic cost (credit)	$(19)	$(8)	$(57)	$(23)

	Three Months		Nine Months
	Ended September 30		Ended September 30
Other Postretirement Benefits	2008	2007	2008	2007
	(In millions)
Service cost	$5	$5	$14	$16
Interest cost	18	17	55	52
Expected return on plan assets	(13)	(12)	(38)	(38)
Amortization of prior service cost	(37)	(37)	(111)	(112)
Recognized net actuarial loss	12	11	35	34
Net periodic cost (credit)	$(15)	$(16)	$(45)	$(48)

Pension and postretirement benefit obligations are allocated to FirstEnergy’s subsidiaries employing the plan participants. FES and the Utilities capitalize employee benefits related to construction projects. The net periodic pension costs and net periodic postretirement benefit costs (including amounts capitalized) recognized by FES and each of the Utilities for the three months and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months		Nine Months
	Ended September 30		Ended September 30
Pension Benefit Cost (Credit)	2008	2007	2008	2007
	(In millions)
FES	$4	$5	$11	$16
OE	(6)	(4)	(20)	(12)
CEI	(1)	-	(3)	1
TE	(1)	-	(2)	-
JCP&L	(4)	(2)	(11)	(7)
Met-Ed	(3)	(2)	(8)	(5)
Penelec	(3)	(2)	(10)	(8)
Other FirstEnergy subsidiaries	(5)	(3)	(14)	(8)
	$(19)	$(8)	$(57)	$(23)

	Three Months		Nine Months
	Ended September 30		Ended September 30
Other Postretirement Benefit Cost (Credit)	2008	2007	2008	2007
	(In millions)
FES	$(2)	$(2)	$(5)	$(7)
OE	(2)	(3)	(5)	(8)
CEI	1	1	2	3
TE	1	1	3	4
JCP&L	(4)	(4)	(12)	(12)
Met-Ed	(3)	(3)	(8)	(8)
Penelec	(3)	(3)	(10)	(10)
Other FirstEnergy subsidiaries	(3)	(3)	(10)	(10)
	$(15)	$(16)	$(45)	$(48)

Under the Pension Protection Act of 2006, companies are generally required make a scheduled series of contributions to fund 100% of outstanding qualified pension benefit obligations over a seven year period. As of December 31, 2007, FirstEnergy’s pension plan was overfunded, and, therefore, FirstEnergy will not be required to make any contributions in 2009 for the 2008 plan year. However, the overall actual asset return as of December 31, 2008 may reduce the value of the pension plan’s assets to the level where contributions would be required in 2010 for the 2009 plan year.

9. VARIABLE INTEREST ENTITIES

FIN 46R addresses the consolidation of VIEs, including special-purpose entities, that are not controlled through voting interests or in which the equity investors do not bear the entity's residual economic risks and rewards. FirstEnergy and its subsidiaries consolidate a VIE when they are determined to be the VIE's primary beneficiary as defined by FIN 46R.

Mining Operations

On July 16, 2008, FirstEnergy Ventures Corp., a subsidiary of FirstEnergy, entered into a joint venture with the Boich Companies, a Columbus, Ohio-based coal company, to acquire a majority stake in the Signal Peak mining and coal transportation operations near Roundup, Montana. FirstEnergy made a $125 million equity investment in the joint venture, which acquired 80% of the mining operations (Signal Peak Energy, LLC) and 100% of the transportation operations, with FirstEnergy Ventures Corp. owning a 45% economic interest and an affiliate of the Boich Companies owning a 55% economic interest in the joint venture. Both parties have a 50% voting interest in the joint venture. After January 2010, the joint venture will have 18 months to exercise an option to acquire the remaining 20% stake in the mining operations. In accordance with FIN 46R, FirstEnergy is including the limited liability companies created for the mining and transportation operations of this joint venture in its consolidated financial statements.

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

Loss Contingencies

FES and the Ohio Companies are exposed to losses under their applicable sale and leaseback agreements upon the occurrence of certain contingent events that each company considers unlikely to occur. The maximum exposure under these provisions represents the net amount of casualty value payments due upon the occurrence of specified casualty events that render the applicable plant worthless. Net discounted lease payments would not be payable if the casualty loss payments are made. The following table shows each company’s net exposure to loss based upon the casualty value provisions mentioned above as of September 30, 2008:

	Maximum Exposure	Discounted Lease Payments, net	Net Exposure
	(in millions)
FES	$1,363	$1,209	$154
OE	788	597	191
CEI	718	79	639
TE	718	421	297

In October 2007, CEI and TE assigned their leasehold interests in the Bruce Mansfield Plant to FGCO, which assumed all of CEI’s and TE’s obligations arising under those leases. FGCO subsequently transferred the Unit 1 portion of these leasehold interests, as well as FGCO’s leasehold interests under its July 2007 Bruce Mansfield Unit 1 sale and leaseback transaction to a newly formed wholly-owned subsidiary in December 2007. The subsidiary assumed all of the lessee obligations associated with the assigned interests. However, CEI and TE will remain primarily liable on the 1987 leases and related agreements as to the lessors and other parties to the agreements. FGCO remains primarily liable on the 2007 leases and related agreements, and FES remains primarily liable as a guarantor under the related 2007 guarantees, as to the lessors and other parties to the respective agreements. These assignments terminate automatically upon the termination of the underlying leases.

During the second quarter of 2008, NGC purchased 56.8 MW of lessor equity interests in the OE 1987 sale and leaseback of the Perry Plant and approximately 43.5 MW of lessor equity interests in the OE 1987 sale and leaseback of Beaver Valley Unit 2. Also in the second quarter of 2008, NGC purchased 158.5 MW of lessor equity interests in the TE and CEI 1987 sale and leaseback of Beaver Valley Unit 2, which purchases were undertaken in connection with the previously disclosed exercise of the periodic purchase option provided in the TE and CEI sale and leaseback arrangements. The Ohio Companies continue to lease these MW under the respective sale and leaseback arrangements and the related lease debt remains outstanding.

Power Purchase Agreements

In accordance with FIN 46R, FirstEnergy evaluated its power purchase agreements and determined that certain NUG entities may be VIEs to the extent they own a plant that sells substantially all of its output to the Utilities and the contract price for power is correlated with the plant’s variable costs of production. FirstEnergy, through its subsidiaries JCP&L, Met-Ed and Penelec, maintains approximately 30 long-term power purchase agreements with NUG entities. The agreements were entered into pursuant to the Public Utility Regulatory Policies Act of 1978. FirstEnergy was not involved in the creation of, and has no equity or debt invested in, these entities.

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

Since FirstEnergy has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs it may incur for power. FirstEnergy expects any above-market costs it incurs to be recovered from customers. Purchased power costs from these entities during the three months and nine months ended September 30, 2008 and 2007 are shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In millions)
JCP&L	$26	$30	$67	$71
Met-Ed	12	13	44	40
Penelec	8	7	25	22
Total	$46	$50	$136	$133

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

JCP&L did not purchase and does not own any of the transition bonds, which are included as long-term debt on FirstEnergy's and JCP&L's Consolidated Balance Sheets. As of September 30, 2008, $377 million of the transition bonds were outstanding. The transition bonds are the sole obligations of JCP&L Transition Funding and JCP&L Transition Funding II and are collateralized by each company’s equity and assets - principally bondable transition property.

Bondable transition property under New Jersey law represents the irrevocable right of a utility company to charge, collect and receive from its customers, through a non-bypassable transition bond charge (TBC), the principal amount and interest on transition bonds and other fees and expenses associated with their issuance. JCP&L sold its bondable transition property to JCP&L Transition Funding and JCP&L Transition Funding II and, as servicer, manages and administers the bondable transition property, including the billing, collection and remittance of the TBC, pursuant to separate servicing agreements with JCP&L Transition Funding and JCP&L Transition Funding II. For the two series of transition bonds, JCP&L is entitled to aggregate quarterly servicing fees of $157,000 payable from TBC collections.

10. INCOME TAXES

FirstEnergy accounts for uncertainty in income taxes recognized in a company’s financial statements in accordance with FIN 48. This interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken on a company’s tax return. FIN 48 also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. The first step is to determine if it is more likely than not that a tax position will be sustained upon examination, based on the merits of the position, and should therefore be recognized. The second step is to measure a tax position that meets the more likely than not recognition threshold to determine the amount of income tax benefit to recognize in the financial statements.

Of the total amount of unrecognized income tax benefits, $92 million would favorably affect FirstEnergy’s effective tax rate, if recognized in 2008. The majority of items that would not affect the 2008 effective tax rate would be purchase accounting adjustments to goodwill, if recognized in 2008. Upon completion of the federal tax examinations for tax years 2004 to 2006 in the third quarter of 2008, FirstEnergy recognized approximately $45 million in tax benefits, including $5 million that favorably affected FirstEnergy’s effective tax rate. A majority of the tax benefits recognized in the third quarter of 2008 adjusted goodwill as a purchase accounting adjustment ($20 million) and accumulated deferred income taxes for temporary tax items ($15 million). During the first nine months of 2007, there were no material changes to FirstEnergy’s unrecognized tax benefits. As of September 30, 2008, FirstEnergy expects that it is reasonably possible that approximately $151 million of the unrecognized benefits may be resolved within the next twelve months, of which $54 million to $147 million, if recognized, would affect FirstEnergy’s effective tax rate. The potential decrease in the amount of unrecognized tax benefits is primarily associated with issues related to the capitalization of certain costs capital gains and losses recognized on the disposition of assets and various other tax items.

FIN 48 also requires companies to recognize interest expense or income related to uncertain tax positions. That amount is computed by applying the applicable statutory interest rate to the difference between the tax position recognized in accordance with FIN 48 and the amount previously taken or expected to be taken on the tax return. FirstEnergy includes net interest and penalties in the provision for income taxes, consistent with its policy prior to implementing FIN 48. The reversal of accrued interest associated with the $45 million in recognized tax benefits favorably affected FirstEnergy’s effective tax rate by $12 million in the third quarter and first nine months of 2008 and an interest receivable of $4 million was removed from the accrued interest for FIN 48 items. The net amount of interest accrued as of September 30, 2008 was $56 million, as compared to $53 million as of December 31, 2007.

FirstEnergy has tax returns that are under review at the audit or appeals level by the IRS and state tax authorities. All state jurisdictions are open from 2001-2007. The IRS began reviewing returns for the years 2001-2003 in July 2004 and several items are under appeal. The federal audits for the years 2004-2006 were completed in the third quarter of 2008 and several items are under appeal. The IRS began auditing the year 2007 in February 2007 and the year 2008 in February 2008 under its Compliance Assurance Process program. Neither audit is expected to close before December 2008. Management believes that adequate reserves have been recognized and final settlement of these audits is not expected to have a material adverse effect on FirstEnergy’s financial condition or results of operations.

11.  COMMITMENTS, GUARANTEES AND CONTINGENCIES

(A)    GUARANTEES AND OTHER ASSURANCES

As part of normal business activities, FirstEnergy enters into various agreements on behalf of its subsidiaries to provide financial or performance assurances to third parties. These agreements include contract guarantees, surety bonds and LOCs. As of September 30, 2008, outstanding guarantees and other assurances aggregated approximately $4.2 billion, consisting of parental guarantees - $0.9 billion, subsidiaries’ guarantees - $2.7 billion, surety bonds - $0.1 billion and LOCs - $0.5 billion.

FirstEnergy guarantees energy and energy-related payments of its subsidiaries involved in energy commodity activities principally to facilitate or hedge normal physical transactions involving electricity, gas, emission allowances and coal. FirstEnergy also provides guarantees to various providers of credit support for the financing or refinancing by subsidiaries of costs related to the acquisition of property, plant and equipment. These agreements legally obligate FirstEnergy to fulfill the obligations of those subsidiaries directly involved in energy and energy-related transactions or financing where the law might otherwise limit the counterparties' claims. If demands of a counterparty were to exceed the ability of a subsidiary to satisfy existing obligations, FirstEnergy's guarantee enables the counterparty's legal claim to be satisfied by other FirstEnergy assets. The likelihood is remote that such parental guarantees of $0.4 billion (included in the $0.9 billion discussed above) as of September 30, 2008 would increase amounts otherwise payable by FirstEnergy to meet its obligations incurred in connection with financings and ongoing energy and energy-related activities.

While these types of guarantees are normally parental commitments for the future payment of subsidiary obligations, subsequent to the occurrence of a credit rating downgrade or “material adverse event,” the immediate posting of cash collateral, provision of an LOC or accelerated payments may be required of the subsidiary. As of September 30, 2008, FirstEnergy's maximum exposure under these collateral provisions was $573 million, consisting of $64 million due to “material adverse event” contractual clauses and $509 million due to a below investment grade credit rating. Additionally, stress case conditions of a credit rating downgrade or “material adverse event” and hypothetical adverse price movements in the underlying commodity markets would increase this amount to $648 million, consisting of $58 million due to “material adverse event” contractual clauses and $590 million due to a below investment grade credit rating.

FES, through potential participation in utility sponsored competitive power procurement processes (including those of affiliates) or through forward hedging transactions and as a consequence of future power price movements, could be required to post significantly higher collateral to support its power transactions.

Most of FirstEnergy's surety bonds are backed by various indemnities common within the insurance industry. Surety bonds and related guarantees of $94 million provide additional assurance to outside parties that contractual and statutory obligations will be met in a number of areas including construction contracts, environmental commitments and various retail transactions.

In July 2007, FGCO completed a sale and leaseback transaction for its 93.825% undivided interest in Bruce Mansfield Unit 1. FES has unconditionally and irrevocably guaranteed all of FGCO’s obligations under each of the leases (see Note 15). The related lessor notes and pass through certificates are not guaranteed by FES or FGCO, but the notes are secured by, among other things, each lessor trust’s undivided interest in Unit 1, rights and interests under the applicable lease and rights and interests under other related agreements, including FES’ lease guaranty.

On October 8, 2008, to enhance their liquidity position in the face of the turbulent credit and bond markets, FirstEnergy and its subsidiaries, FES and FGCO entered into a $300 million secured term loan facility with Credit Suisse. Under the facility, FGCO is the borrower and FES and FirstEnergy are guarantors. Generally, the facility is available to FGCO until October 7, 2009, with a minimum borrowing amount of $100 million and maturity 30 days from the date of the borrowing. Once repaid, borrowings may not be re-borrowed.

In early October 2008, FirstEnergy took steps to further enhance its liquidity position by negotiating with the banks that have issued irrevocable direct pay LOCs in support of its outstanding variable interest rate PCRBs to extend the respective reimbursement obligations of the applicable FirstEnergy subsidiary obligors in the event that such LOCs are drawn upon. FirstEnergy’s subsidiaries currently have approximately $2.1 billion variable interest rate PCRBs outstanding (FES - $1.9 billion, OE - $156 million, Met-Ed - $29 million and Penelec - $45 million). The LOCs supporting these PCRBs may be drawn upon to pay the purchase price to bondholders that have exercised the right to tender their PCRBs for mandatory purchase. As a result of these negotiations, a total of approximately $902 million of LOCs that previously required reimbursement within 30 days or less of a draw under the applicable LOC have now been modified to extend the reimbursement obligations to six months or June 2009, as applicable.

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

In 1999 and 2000, the EPA issued an NOV and the DOJ filed a civil complaint against OE and Penn based on operation and maintenance of the W. H. Sammis Plant (Sammis NSR Litigation) and filed similar complaints involving 44 other U.S. power plants. This case, along with seven other similar cases, is referred to as the NSR cases.  OE’s and Penn’s settlement with the EPA, the DOJ and three states (Connecticut, New Jersey and New York) that resolved all issues related to the Sammis NSR litigation was approved by the Court on July 11, 2005. This settlement agreement, in the form of a consent decree, requires reductions of NOX and SO2 emissions at the Sammis, Burger, Eastlake and Mansfield coal-fired plants through the installation of pollution control devices and provides for stipulated penalties for failure to install and operate such pollution controls in accordance with that agreement. Capital expenditures necessary to complete requirements of the Sammis NSR Litigation consent decree are currently estimated to be $1.3 billion for 2008-2012 ($650 million of which is expected to be spent during 2008, with the largest portion of the remaining $650 million expected to be spent in 2009). This amount is included in the estimated capital expenditures for environmental compliance referenced above. On September 8, 2008, the Environmental Enforcement Section of the DOJ sent a letter to OE regarding its view that the company was not in compliance with the Sammis NSR Litigation consent decree because the installation of an SNCR at Eastlake Unit 5 was not completed by December 31, 2006. However, the DOJ acknowledged that stipulated penalties could not apply under the terms of the Sammis NSR Litigation consent decree because Eastlake Unit 5 was idled on December 31, 2006 pending installation of the SNCR and advised that it had exercised its discretion not to seek any other penalties for this alleged non-compliance. OE disputed the DOJ's interpretation of the consent decree in a letter dated September 22, 2008. Although the Eastlake Unit 5 issue is no longer active, OE filed a dispute resolution petition on October 23, 2008, with the United States District Court for the Southern District of Ohio, due to potential impacts on its compliance decisions with respect to Burger Units 4 and 5. Under the Sammis NSR Litigation consent decree, an election to repower by December 31, 2012, install flue gas desulfurization (FGD) by December 31, 2010, or permanently shut down those units by December 31, 2010, is due no later than December 31, 2008. Although FirstEnergy will meet the December 31, 2008 deadline for making an election, one potential compliance option, should FGD be elected, would be to idle Burger Units 4 and 5 on December 31, 2010 pending completion of the FGD installation. Thus, OE is seeking a determination by the Court whether this approach is indeed in compliance with the terms of the Sammis NSR Litigation consent decree. The Court has scheduled a hearing on OE’s dispute resolution petition for November 17, 2008. The outcome of this dispute resolution process could have an impact on the option FirstEnergy ultimately elects with respect to Burger Units 4 and 5.

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

On May 22, 2007, FirstEnergy and FGCO received a notice letter, required 60 days prior to the filing of a citizen suit under the federal CAA, alleging violations of air pollution laws at the Bruce Mansfield Plant, including opacity limitations. Prior to the receipt of this notice, the Plant was subject to a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection concerning opacity emissions under which efforts to achieve compliance with the applicable laws will continue. On October 18, 2007, PennFuture filed a complaint, joined by three of its members, in the United States District Court for the Western District of Pennsylvania. On January 11, 2008, FirstEnergy filed a motion to dismiss claims alleging a public nuisance. On April 24, 2008, the Court denied the motion to dismiss, but also ruled that monetary damages could not be recovered under the public nuisance claim. In July 2008, three additional complaints were filed against FGCO in the United States District Court for the Western District of Pennsylvania seeking damages based on Bruce Mansfield Plant air emissions. In addition to seeking damages, two of the complaints seek to enjoin the Bruce Mansfield Plant from operating except in a “safe, responsible, prudent and proper manner”, one being a complaint filed on behalf of twenty-one individuals and the other being a class action complaint, seeking certification as a class action with the eight named plaintiffs as the class representatives. On October 14, 2008, the Court granted FGCO’s motion to consolidate discovery for all four complaints pending against the Bruce Mansfield Plant. FGCO believes the claims are without merit and intends to defend itself against the allegations made in these complaints.

On December 18, 2007, the state of New Jersey filed a CAA citizen suit alleging NSR violations at the Portland Generation Station against Reliant (the current owner and operator), Sithe Energy (the purchaser of the Portland Station from Met-Ed in 1999), GPU, Inc. and Met-Ed.  Specifically, New Jersey alleges that "modifications" at Portland Units 1 and 2 occurred between 1980 and 1995 without preconstruction NSR or permitting under the CAA's prevention of significant deterioration program, and seeks injunctive relief, penalties, attorney fees and mitigation of the harm caused by excess emissions. On March 14, 2008, Met-Ed filed a motion to dismiss the citizen suit claims against it and a stipulation in which the parties agreed that GPU, Inc. should be dismissed from this case. On March 26, 2008, GPU, Inc. was dismissed by the United States District Court. The scope of Met-Ed’s indemnity obligation to and from Sithe Energy is disputed.  By letter dated October 1, 2008, New Jersey informed the Court of its intent to file an amended complaint. Met-Ed is unable to predict the outcome of this matter.

On June 11, 2008, the EPA issued a Notice and Finding of Violation to MEW alleging that "modifications" at the Homer City Power Station occurred since 1988 to the present without preconstruction NSR or permitting under the CAA's prevention of significant deterioration program. MEW is seeking indemnification from Penelec, the co-owner (along with New York State Electric and Gas Company) and operator of the Homer City Power Station prior to its sale in 1999.  The scope of Penelec’s indemnity obligation to and from MEW is disputed.  Penelec is unable to predict the outcome of this matter.

On May 16, 2008, FGCO received a request from the EPA for information pursuant to Section 114(a) of the CAA for certain operating and maintenance information regarding the Eastlake, Lakeshore, Bay Shore and Ashtabula generating plants to allow the EPA to determine whether these generating sources are complying with the NSR provisions of the CAA. On July 10, 2008, FGCO and the EPA entered into an ACO modifying that request and setting forth a schedule for FGCO’s response. FGCO complied with the modified schedule and otherwise intends to fully comply with the ACO, but, at this time, is unable to predict the outcome of this matter.

On August 18, 2008, FirstEnergy received a request from the EPA for information pursuant to Section 114(a) of the CAA for certain operating and maintenance information regarding the Avon Lake and Niles generating plants, as well as a copy of a nearly identical request directed to the current owner, Reliant Energy, to allow the EPA to determine whether these generating sources are complying with the NSR provisions of the CAA. FirstEnergy intends to fully comply with the EPA’s information request, but, at this time, is unable to predict the outcome of this matter.

National Ambient Air Quality Standards

In March 2005, the EPA finalized the CAIR covering a total of 28 states (including Michigan, New Jersey, Ohio and Pennsylvania) and the District of Columbia based on proposed findings that air emissions from 28 eastern states and the District of Columbia significantly contribute to non-attainment of the NAAQS for fine particles and/or the "8-hour" ozone NAAQS in other states. CAIR would have required reductions of NOX and SO2 emissions in two phases (Phase I in 2009 for NOX, 2010 for SO2 and Phase II in 2015 for both NOX and SO2), ultimately capping SO2 emissions in affected states to just 2.5 million tons annually and NOX emissions to just 1.3 million tons annually. CAIR was challenged in the United States Court of Appeals for the District of Columbia and on July 11, 2008, the Court vacated CAIR “in its entirety” and directed the EPA to “redo its analysis from the ground up.” The Court ruling also vacated the CAIR regional cap and trade requirements for SO2 and NOX, which is currently not expected to, but may, materially impair the value of emissions allowances obtained for future compliance. On September 24, 2008, the EPA, utility, mining and certain environmental advocacy organizations petitioned the Court for a rehearing to reconsider its ruling vacating CAIR.  On October 21, 2008, the Court ordered the parties who appealed CAIR to file responses to the rehearing petitions by November 5, 2008 and directed them to address (1) whether any party is seeking vacatur of CAIR and (2) whether the Court should stay its vacatur of CAIR until EPA promulgates a revised rule. The future cost of compliance with these regulations may be substantial and will depend on the Court’s ruling on rehearing, as well as the action taken by the EPA or Congress in response to the Court’s ruling.

Mercury Emissions

In December 2000, the EPA announced it would proceed with the development of regulations regarding hazardous air pollutants from electric power plants, identifying mercury as the hazardous air pollutant of greatest concern. In March 2005, the EPA finalized the CAMR, which provides a cap-and-trade program to reduce mercury emissions from coal-fired power plants in two phases; initially, capping national mercury emissions at 38 tons by 2010 (as a "co-benefit" from implementation of SO2 and NOX emission caps under the EPA's CAIR program) and 15 tons per year by 2018. Several states and environmental groups appealed the CAMR to the United States Court of Appeals for the District of Columbia. On February 8, 2008, the Court vacated the CAMR, ruling that the EPA failed to take the necessary steps to “de-list” coal-fired power plants from its hazardous air pollutant program and, therefore, could not promulgate a cap-and-trade program. The EPA petitioned for rehearing by the entire Court, which denied the petition on May 20, 2008.  On October 17, 2008, the EPA (and an industry group) petitioned the United States Supreme Court for review of the Court’s ruling vacating CAMR. The Supreme Court could grant the EPA’s petition and alter some or all of the lower Court’s decision, or the EPA could take regulatory action to promulgate new mercury emission standards for coal-fired power plants. FGCO’s future cost of compliance with mercury regulations may be substantial and will depend on the action taken by the EPA and on how they are ultimately implemented.

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

There are a number of initiatives to reduce GHG emissions under consideration at the federal, state and international level.  At the international level, efforts to reach a new global agreement to reduce GHG emissions post-2012 have begun with the Bali Roadmap, which outlines a two-year process designed to lead to an agreement in 2009. At the federal level, members of Congress have introduced several bills seeking to reduce emissions of GHG in the United States, and the Senate Environment and Public Works Committee has passed one such bill. State activities, primarily the northeastern states participating in the Regional Greenhouse Gas Initiative and western states led by California, have coordinated efforts to develop regional strategies to control emissions of certain GHGs.

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

On September 7, 2004, the EPA established new performance standards under Section 316(b) of the Clean Water Act for reducing impacts on fish and shellfish from cooling water intake structures at certain existing large electric generating plants. The regulations call for reductions in impingement mortality (when aquatic organisms are pinned against screens or other parts of a cooling water intake system) and entrainment (which occurs when aquatic life is drawn into a facility's cooling water system). On January 26, 2007, the United States Court of Appeals for the Second Circuit remanded portions of the rulemaking dealing with impingement mortality and entrainment back to the EPA for further rulemaking and eliminated the restoration option from the EPA’s regulations. On July 9, 2007, the EPA suspended this rule, noting that until further rulemaking occurs, permitting authorities should continue the existing practice of applying their best professional judgment to minimize impacts on fish and shellfish from cooling water intake structures. On April 14, 2008, the Supreme Court of the United States granted a petition for a writ of certiorari to review one significant aspect of the Second Circuit Court’s opinion which is whether Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures.  Oral argument before the Supreme Court is scheduled for December 2, 2008. FirstEnergy is studying various control options and their costs and effectiveness. Depending on the results of such studies, the outcome of the Supreme Court’s review of the Second Circuit’s decision, the EPA’s further rulemaking and any action taken by the states exercising best professional judgment, the future costs of compliance with these standards may require material capital expenditures.

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

Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities.  As of September 30, 2008, FirstEnergy had approximately $1.9 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley, Perry and TMI-2. As part of the application to the NRC to transfer the ownership of Davis-Besse, Beaver Valley and Perry to NGC in 2005, FirstEnergy agreed to contribute another $80 million to these trusts by 2010. Consistent with NRC guidance, utilizing a “real” rate of return on these funds of approximately 2% over inflation, these trusts are expected to exceed the minimum decommissioning funding requirements set by the NRC. Conservatively, these estimates do not include any rate of return that the trusts may earn over the 20-year plant useful life extensions that FirstEnergy (and Exelon for TMI-1 as it relates to the timing of the decommissioning of TMI-2) seeks for these facilities.

The Utilities have been named as PRPs at waste disposal sites, which may require cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all PRPs for a particular site may be liable on a joint and several basis. Therefore, environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheet as of September 30, 2008, based on estimates of the total costs of cleanup, the Utilities' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $94 million (JCP&L - $68 million, TE - $1 million, CEI - $1 million and FirstEnergy Corp. - $24 million) have been accrued through September 30, 2008. Included in the total for JCP&L are accrued liabilities of approximately $57 million for environmental remediation of former manufactured gas plants in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC.

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

In August 2002, the trial Court granted partial summary judgment to JCP&L and dismissed the plaintiffs' claims for consumer fraud, common law fraud, negligent misrepresentation, and strict product liability. In November 2003, the trial Court granted JCP&L's motion to decertify the class and denied plaintiffs' motion to permit into evidence their class-wide damage model indicating damages in excess of $50 million. These class decertification and damage rulings were appealed to the Appellate Division. The Appellate Division issued a decision in July 2004, affirming the decertification of the originally certified class, but remanding for certification of a class limited to those customers directly impacted by the outages of JCP&L transformers in Red Bank, NJ, based on a common incident involving the failure of the bushings of two large transformers in the Red Bank substation resulting in planned and unplanned outages in the area during a 2-3 day period. In 2005, JCP&L renewed its motion to decertify the class based on a very limited number of class members who incurred damages and also filed a motion for summary judgment on the remaining plaintiffs’ claims for negligence, breach of contract and punitive damages. In July 2006, the New Jersey Superior Court dismissed the punitive damage claim and again decertified the class based on the fact that a vast majority of the class members did not suffer damages and those that did would be more appropriately addressed in individual actions. Plaintiffs appealed this ruling to the New Jersey Appellate Division which, in March 2007, reversed the decertification of the Red Bank class and remanded this matter back to the Trial Court to allow plaintiffs sufficient time to establish a damage model or individual proof of damages. JCP&L filed a petition for allowance of an appeal of the Appellate Division ruling to the New Jersey Supreme Court which was denied in May 2007.  Proceedings are continuing in the Superior Court and a case management conference with the presiding Judge was held on June 13, 2008.  At that conference, the plaintiffs stated their intent to drop their efforts to create a class-wide damage model and, instead of dismissing the class action, expressed their desire for a bifurcated trial on liability and damages. The judge directed the plaintiffs to indicate, on or before August 22, 2008, how they intend to proceed under this scenario. Thereafter, the judge expects to hold another pretrial conference to address plaintiffs' proposed procedure. JCP&L has received the plaintiffs’ proposed plan of action, and intends to file its objection to the proposed plan, and also file a renewed motion to decertify the class. JCP&L is defending this action but is unable to predict the outcome. No liability has been accrued as of September 30, 2008.

Nuclear Plant Matters

On May 14, 2007, the Office of Enforcement of the NRC issued a DFI to FENOC, following FENOC’s reply to an April 2, 2007 NRC request for information about two reports prepared by expert witnesses for an insurance arbitration (the insurance claim was subsequently withdrawn by FirstEnergy in December 2007) related to Davis-Besse. The NRC indicated that this information was needed for the NRC “to determine whether an Order or other action should be taken pursuant to 10 CFR 2.202, to provide reasonable assurance that FENOC will continue to operate its licensed facilities in accordance with the terms of its licenses and the Commission’s regulations.” FENOC was directed to submit the information to the NRC within 30 days. On June 13, 2007, FENOC filed a response to the NRC’s DFI reaffirming that it accepts full responsibility for the mistakes and omissions leading up to the damage to the reactor vessel head and that it remains committed to operating Davis-Besse and FirstEnergy’s other nuclear plants safely and responsibly. FENOC submitted a supplemental response clarifying certain aspects of the DFI response to the NRC on July 16, 2007. On August 15, 2007, the NRC issued a confirmatory order imposing these commitments. FENOC must inform the NRC’s Office of Enforcement after it completes the key commitments embodied in the NRC’s order. FENOC has conducted the employee training required by the confirmatory order and a consultant has performed follow-up reviews to ensure the effectiveness of that training.  The NRC continues to monitor FENOC’s compliance with all the commitments made in the confirmatory order.

In August 2007, FENOC submitted an application to the NRC to renew the operating licenses for the Beaver Valley Power Station (Units 1 and 2) for an additional 20 years. The NRC is required by statute to provide an opportunity for members of the public to request a hearing on the application. No members of the public, however, requested a hearing on the Beaver Valley license renewal application. On September 24, 2008, the NRC issued a draft supplemental Environmental Impact Statement for Beaver Valley. FENOC will continue to work with the NRC Staff as it completes its environmental and technical reviews of the license renewal application, and expects to obtain renewed licenses for the Beaver Valley Power Station in 2009. If renewed licenses are issued by the NRC, the Beaver Valley Power Station’s licenses would be extended until 2036 and 2047 for Units 1 and 2, respectively.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy's normal business operations pending against FirstEnergy and its subsidiaries. The other potentially material items not otherwise discussed above are described below.

On August 22, 2005, a class action complaint was filed against OE in Jefferson County, Ohio Common Pleas Court, seeking compensatory and punitive damages to be determined at trial based on claims of negligence and eight other tort counts alleging damages from W.H. Sammis Plant air emissions. The two named plaintiffs are also seeking injunctive relief to eliminate harmful emissions and repair property damage and the institution of a medical monitoring program for class members. On April 5, 2007, the Court rejected the plaintiffs’ request to certify this case as a class action and, accordingly, did not appoint the plaintiffs as class representatives or their counsel as class counsel. On July 30, 2007, plaintiffs’ counsel voluntarily withdrew their request for reconsideration of the April 5, 2007 Court order denying class certification and the Court heard oral argument on the plaintiffs’ motion to amend their complaint, which OE opposed. On August 2, 2007, the Court denied the plaintiffs’ motion to amend their complaint. The plaintiffs have appealed the Court’s denial of the motion for certification as a class action and motion to amend their complaint and oral argument was held on November 5, 2008.

JCP&L's bargaining unit employees filed a grievance challenging JCP&L's 2002 call-out procedure that required bargaining unit employees to respond to emergency power outages. On May 20, 2004, an arbitration panel concluded that the call-out procedure violated the parties' collective bargaining agreement. At the conclusion of the June 1, 2005 hearing, the arbitration panel decided not to hear testimony on damages and closed the proceedings. On September 9, 2005, the arbitration panel issued an opinion to award approximately $16 million to the bargaining unit employees. On February 6, 2006, a federal district Court granted a union motion to dismiss, as premature, a JCP&L appeal of the award filed on October 18, 2005. A final order identifying the individual damage amounts was issued on October 31, 2007. The award appeal process was initiated. The union filed a motion with the federal Court to confirm the award and JCP&L filed its answer and counterclaim to vacate the award on December 31, 2007. JCP&L and the union filed briefs in June and July of 2008 and oral arguments were held in the fall. The Court has yet to render its decision. JCP&L recognized a liability for the potential $16 million award in 2005.

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

12.  REGULATORY MATTERS

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

In 2005, Congress amended the Federal Power Act to provide for federally-enforceable mandatory reliability standards. The mandatory reliability standards apply to the bulk power system and impose certain operating, record-keeping and reporting requirements on the Utilities and ATSI. The NERC is charged with establishing and enforcing these reliability standards, although it has delegated day-to-day implementation and enforcement of its responsibilities to eight regional entities, including ReliabilityFirst Corporation.  All of FirstEnergy’s facilities are located within the ReliabilityFirst region. FirstEnergy actively participates in the NERC and ReliabilityFirst stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards.

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

In April 2007, ReliabilityFirst performed a routine compliance audit of FirstEnergy’s bulk-power system within the Midwest ISO region and found it to be in full compliance with all audited reliability standards.  Similarly, ReliabilityFirst scheduled a compliance audit of FirstEnergy’s bulk-power system within the PJM region in October 2008. FirstEnergy currently does not expect any material adverse financial impact as a result of these audits.

(B)    OHIO

On January 4, 2006, the PUCO issued an order authorizing the Ohio Companies to recover certain increased fuel costs through a fuel rider and to defer certain other increased fuel costs to be incurred from January 1, 2006 through December 31, 2008, including interest on the deferred balances. The order also provided for recovery of the deferred costs over a twenty-five-year period through distribution rates. On August 29, 2007, the Supreme Court of Ohio concluded that the PUCO violated a provision of the Ohio Revised Code by permitting the Ohio Companies “to collect deferred increased fuel costs through future distribution rate cases, or to alternatively use excess fuel-cost recovery to reduce deferred distribution-related expenses” and remanded the matter to the PUCO for further consideration. On September 10, 2007 the Ohio Companies filed an application with the PUCO that requested the implementation of two generation-related fuel cost riders to collect the increased fuel costs that were previously authorized to be deferred. On January 9, 2008 the PUCO approved the Ohio Companies’ proposed fuel cost rider to recover increased fuel costs to be incurred in 2008 commencing January 1, 2008 through December 31, 2008, which is expected to be approximately $189 million. In addition, the PUCO ordered the Ohio Companies to file a separate application for an alternate recovery mechanism to collect the 2006 and 2007 deferred fuel costs. On February 8, 2008, the Ohio Companies filed an application proposing to recover $226 million of deferred fuel costs and carrying charges for 2006 and 2007 pursuant to a separate fuel rider. Recovery of the deferred fuel costs is addressed in the Ohio Companies’ comprehensive ESP filing, as described below. If the recovery of the deferred fuel costs is not resolved in the ESP, or in the event the MRO is implemented, recovery of the deferred fuel costs will be resolved in the proceeding that was instituted with the PUCO on February 8, 2008, as referenced above.

On June 7, 2007, the Ohio Companies filed an application for an increase in electric distribution rates with the PUCO and, on August 6, 2007, updated their filing to support a distribution rate increase of $332 million. On December 4, 2007, the PUCO Staff issued its Staff Reports containing the results of its investigation into the distribution rate request. In its reports, the PUCO Staff recommended a distribution rate increase in the range of $161 million to $180 million, with $108 million to $127 million for distribution revenue increases and $53 million for recovery of costs deferred under prior cases. Evidentiary hearings began on January 29, 2008 and continued through February 25, 2008. During the evidentiary hearings and filing of briefs, the PUCO Staff decreased their recommended revenue increase to a range of $117 million to $135 million. Additionally, in testimony submitted on February 11, 2008, the PUCO Staff adopted a position regarding interest deferred for RCP-related deferrals, line extension deferrals and transition tax deferrals that, if upheld by the PUCO, would result in the write-off of approximately $58 million of interest costs deferred through September 30, 2008 ($0.12 per share of common stock). The Ohio Companies’ electric distribution rate request is addressed in their comprehensive ESP filing, as described below.

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

On July 31, 2008, the Ohio Companies filed with the PUCO a comprehensive ESP and MRO. The MRO outlines a CBP that would be implemented if the ESP is not approved by the PUCO. Under SB221, a PUCO ruling on the ESP filing is required within 150 days and an MRO decision is required within 90 days. The ESP proposes to phase in new generation rates for customers beginning in 2009 for up to a three-year period and would resolve the Ohio Companies’ collection of fuel costs deferred in 2006 and 2007, and the distribution rate request described above. Major provisions of the ESP include:

•
a phase-in of new generation rates for up to a three-year period, whereby customers would receive a 10% phase-in credit; related costs (expected to approximate $429 million in 2009, $488 million in 2010 and $553 million in 2011) would be deferred for future collection over a period not to exceed 10 years;

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

•
an adjustable delivery service improvement rider, effective January 1, 2009, through December 31, 2013, to ensure the Ohio Companies maintain and improve customer standards for service and reliability;

•
the waiver of RTC charges for CEI’s customers as of January 1, 2009, which would result in CEI’s write-off of approximately $485 million of estimated unrecoverable transition costs ($1.01 per share of common stock);

•
the continued recovery of transmission costs, including MISO, ancillary services and congestion charges, through an annually adjusted transmission rider; a separate rider will be established to recover costs incurred annually between May 1st and September 30th for capacity purchases required to meet FERC, NERC, MISO and other applicable standards for planning reserve margin requirements in excess of amounts provided by FES as described in the ESP (the separate application for the recovery of these costs was filed on October 17, 2008);

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

Evidentiary hearings in the ESP case concluded on October 31, 2008 and no further hearings are scheduled. The parties are required to submit initial briefs by November 21, 2008, with all reply briefs due by December 12, 2008.

The Ohio Companies’ MRO filing outlines a CBP for providing retail generation supply if the ESP is not approved by the PUCO or is changed and not accepted by the Ohio Companies. The CBP would use a “slice-of-system” approach where suppliers bid on tranches (approximately 100 MW) of the Ohio Companies’ total customer load. If the Ohio Companies proceed with the MRO option, successful bidders (including affiliates) would be required to post independent credit requirements and could be subject to significant collateral calls depending upon power price movement. On September 16, 2008, the PUCO staff filed testimony and evidentiary hearings were held. The PUCO failed to act on October 29, 2008 as required under the statute.  The Ohio Companies are unable to predict the outcome of this proceeding.

The Ohio Companies included an interim pricing proposal as part of their ESP filing, if additional time is necessary for final PUCO approval of either the ESP or MRO. FES will be required to obtain FERC authorization to sell electric capacity or energy to the Ohio Companies under the ESP or MRO, unless a waiver is obtained (see FERC Matters).

(C)    PENNSYLVANIA

Met-Ed and Penelec purchase a portion of their PLR and default service requirements from FES through a fixed-price partial requirements wholesale power sales agreement. The agreement allows Met-Ed and Penelec to sell the output of NUG energy to the market and requires FES to provide energy at fixed prices to replace any NUG energy sold to the extent needed for Met-Ed and Penelec to satisfy their PLR and default service obligations. The fixed price under the agreement is expected to remain below wholesale market prices during the term of the agreement. If Met-Ed and Penelec were to replace the entire FES supply at current market power prices without corresponding regulatory authorization to increase their generation prices to customers, each company would likely incur a significant increase in operating expenses and experience a material deterioration in credit quality metrics. Under such a scenario, each company's credit profile would no longer be expected to support an investment grade rating for their fixed income securities. Based on the PPUC’s January 11, 2007 order described below, if FES ultimately determines to terminate, reduce, or significantly modify the agreement prior to the expiration of Met-Ed’s and Penelec’s generation rate caps in 2010, timely regulatory relief is not likely to be granted by the PPUC. See FERC Matters below for a description of the Third Restated Partial Requirements Agreement, executed by the parties on October 31, 2008, that limits the amount of energy and capacity FES must supply to Met-Ed and Penelec. In the event of a third party supplier default, the increased costs to Met-Ed and Penelec could be material.

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

On March 30, 2007, MEIUG and PICA filed a Petition for Review with the Commonwealth Court of Pennsylvania asking the Court to review the PPUC’s determination on transmission (including congestion) and the transmission deferral. Met-Ed and Penelec filed a Petition for Review on April 13, 2007 on the issues of consolidated tax savings and the requested generation rate increase. The OCA filed its Petition for Review on April 13, 2007, on the issues of transmission (including congestion) and recovery of universal service costs from only the residential rate class. From June through October 2007, initial responsive and reply briefs were filed by various parties. The Commonwealth Court issued its decision on November 7, 2008, which affirmed the PPUC's January 11, 2007 order in all respects, including the deferral and recovery of transmission and congestion related costs.

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

On February 1, 2007, the Governor of Pennsylvania proposed an EIS. The EIS includes four pieces of proposed legislation that, according to the Governor, is designed to reduce energy costs, promote energy independence and stimulate the economy. Elements of the EIS include the installation of smart meters, funding for solar panels on residences and small businesses, conservation and demand reduction programs to meet energy growth, a requirement that electric distribution companies acquire power that results in the “lowest reasonable rate on a long-term basis,” the utilization of micro-grids and a three year phase-in of rate increases. On July 17, 2007 the Governor signed into law two pieces of energy legislation. The first amended the Alternative Energy Portfolio Standards Act of 2004 to, among other things, increase the percentage of solar energy that must be supplied at the conclusion of an electric distribution company’s transition period. The second law allows electric distribution companies, at their sole discretion, to enter into long term contracts with large customers and to build or acquire interests in electric generation facilities specifically to supply long-term contracts with such customers. A special legislative session on energy was convened in mid-September 2007 to consider other aspects of the EIS. The Pennsylvania House and Senate on March 11, 2008 and December 12, 2007, respectively, passed different versions of bills to fund the Governor’s EIS proposal. As part of the 2008 state budget negotiations, the Alternative Energy Investment Act was enacted creating a $650 million alternative energy fund to increase the development and use of alternative and renewable energy, improve energy efficiency and reduce energy consumption.  On October 8, 2008, House Bill 2200 as amended, was voted out of the full Senate and adopted by the House. On October 15, 2008, the Governor of Pennsylvania signed House Bill 2200 into law which becomes effective on November 14, 2008 as Act 129 of 2008.  The bill addresses issues such as: energy efficiency and peak load reduction; generation procurement; time-of-use rates; smart meters and alternative energy.  Act 129 requires utilities to file with the PPUC an energy efficiency and peak load reduction plan by July 1, 2009 and a smart meter procurement and installation plan by August 14, 2009.

Major provisions of the legislation include:

•
power acquired by utilities to serve customers after rate caps expire will be procured through a competitive procurement process that must include a mix of long-term and short-term contracts and spot market purchases;

•	the competitive procurement process must be approved by the PPUC and may include auctions, request for proposals, and/or bilateral agreements;

•	utilities must provide for the installation of smart meter technology within 15 years;

•	a minimum reduction in peak demand of 4.5% by May 31, 2013;

•	minimum reductions in energy consumption of 1% and 3% by May 31, 2011 and May 31, 2013, respectively; and

•	an expanded definition of alternative energy to include additional types of hydroelectric and biomass facilities.

The current legislative session ends on November 30, 2008, and any pending legislation addressing rate mitigation and the expiration of rate caps not enacted by that time must be re-introduced in order to be considered in the next legislative session which begins in January 2009.  While the form and impact of such legislation is uncertain, several legislators and the Governor have indicated their intent to address these issues next year.

On September 25, 2008, Met-Ed and Penelec filed for Commission approval of a Voluntary Prepayment Plan that would provide an opportunity for residential and small commercial customers to pre-pay an amount, which would earn interest at 7.5%, on their monthly electric bills in 2009 and 2010, to be used to reduce electric rates in 2011 and 2012. Met-Ed and Penelec also intend to file a generation procurement plan for 2011 and beyond with the PPUC later this year or early next year. Met-Ed and Penelec requested that the PPUC approve the Plan by mid-December 2008 and are currently awaiting a decision.

(D)    NEW JERSEY

JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers and costs incurred under NUG agreements exceed amounts collected through BGS and NUGC rates and market sales of NUG energy and capacity. As of September 30, 2008, the accumulated deferred cost balance totaled approximately $210 million.

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

On April 17, 2008, a draft EMP was released for public comment. The final EMP was issued on October 22, 2008 and establishes five major goals:

•	maximize energy efficiency to achieve a 20% reduction in energy consumption by 2020;

•	reduce peak demand for electricity by 5,700 MW by 2020;

•	meet 30% of the state’s electricity needs with renewable energy by 2020;

•	examine smart grid technology and develop additional cogeneration and other generation resources consistent with the state’s greenhouse gas targets; and

•	invest in innovative clean energy technologies and businesses to stimulate the industry’s growth in New Jersey.

The final EMP will be followed by appropriate legislation and regulation as necessary. At this time, FirstEnergy cannot predict the outcome of this process nor determine the impact, if any, such legislation or regulation may have on its operations or those of JCP&L.

(E)    FERC MATTERS

Transmission Service between MISO and PJM

On November 18, 2004, the FERC issued an order eliminating the through and out rate for transmission service between the MISO and PJM regions. The FERC’s intent was to eliminate multiple transmission charges for a single transaction between the MISO and PJM regions. The FERC also ordered MISO, PJM and the transmission owners within MISO and PJM to submit compliance filings containing a rate mechanism to recover lost transmission revenues created by elimination of this charge (referred to as the Seams Elimination Cost Adjustment or “SECA”) during a 16-month transition period. The FERC issued orders in 2005 setting the SECA for hearing. The presiding judge issued an initial decision on August 10, 2006, rejecting the compliance filings made by MISO, PJM, and the transmission owners, and directing new compliance filings. This decision is subject to review and approval by the FERC. Briefs addressing the initial decision were filed on September 11, 2006 and October 20, 2006. A final order could be issued by the FERC by year-end 2008.  In the meantime, FirstEnergy affiliates have been negotiating and entering into settlement agreements with other parties in the docket to mitigate the risk of lower transmission revenue collection associated with an adverse order.  On September 26, 2008, the MISO and PJM transmission owners filed a motion requesting that the FERC approve the pending settlements and act on the initial decision.

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

On May 18, 2007, certain parties filed for rehearing of the FERC’s April 19, 2007 order. On January 31, 2008, the requests for rehearing were denied. The FERC’s orders on PJM rate design will prevent the allocation of a portion of the revenue requirement of existing transmission facilities of other utilities to JCP&L, Met-Ed and Penelec. In addition, the FERC’s decision to allocate the cost of new 500 kV and above transmission facilities on a PJM-wide basis will reduce the costs of future transmission to be recovered from the JCP&L, Met-Ed and Penelec zones. A partial settlement agreement addressing the “beneficiary pays” methodology for below 500 kV facilities, but excluding the issue of allocating new facilities costs to merchant transmission entities, was filed on September 14, 2007. The agreement was supported by the FERC’s Trial Staff, and was certified by the Presiding Judge to the FERC. On July 29, 2008, the FERC issued an order conditionally approving the settlement subject to the submission of a compliance filing.  The compliance filing was submitted on August 29, 2008, and the FERC issued an order accepting the compliance filing on October 15, 2008.  The remaining merchant transmission cost allocation issues were the subject of a hearing at the FERC in May 2008.  An initial decision was issued by the Presiding Judge on September 18, 2008.  PJM and FERC trial staff each filed a Brief on Exceptions to the initial decision on October 20, 2008.  Briefs Opposing Exceptions are due on November 10, 2008. On February 11, 2008, AEP appealed the FERC’s April 19, 2007 and January 31, 2008 orders to the federal Court of Appeals for the D.C. Circuit. The Illinois Commerce Commission, the PUCO and Dayton Power & Light have also appealed these orders to the Seventh Circuit Court of Appeals. The appeals of these parties and others have been consolidated for argument in the Seventh Circuit.

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

On September 17, 2007, AEP filed a complaint under Sections 206 and 306 of the Federal Power Act seeking to have the entire transmission rate design and cost allocation methods used by MISO and PJM declared unjust, unreasonable, and unduly discriminatory, and to have the FERC fix a uniform regional transmission rate design and cost allocation method for the entire MISO and PJM “Super Region” that recovers the average cost of new and existing transmission facilities operated at voltages of 345 kV and above from all transmission customers. Lower voltage facilities would continue to be recovered in the local utility transmission rate zone through a license plate rate. AEP requested a refund effective October 1, 2007, or alternatively, February 1, 2008. On January 31, 2008, the FERC issued an order denying the complaint. The effect of this order is to prevent the shift of significant costs to the FirstEnergy zones in MISO and PJM. A rehearing request by AEP is pending before the FERC.

MISO Ancillary Services Market and Balancing Area Consolidation

MISO made a filing on September 14, 2007 to establish an ASM for regulation, spinning and supplemental reserves, to consolidate the existing 24 balancing areas within the MISO footprint, and to establish MISO as the NERC registered balancing authority for the region. These markets would permit generators to sell, and load-serving entities to purchase, their operating reserve requirements in a competitive market. FirstEnergy supports the proposal to establish markets for Ancillary Services and consolidate existing balancing areas. On February 25, 2008, the FERC issued an order approving the ASM subject to certain compliance filings. Numerous parties filed requests for rehearing on March 26, 2008. On June 23, 2008, the FERC issued an order granting in part and denying in part rehearing.

On February 29, 2008, MISO submitted a compliance filing setting forth MISO’s Readiness Advisor ASM and Consolidated Balancing Authority Initiative Verification plan and status and Real-Time Operations ASM Reversion plan. FERC action on this compliance filing remains pending. On March 26, 2008, MISO submitted a tariff filing in compliance with the FERC’s 30-day directives in the February 25 order. Numerous parties submitted comments and protests on April 16, 2008. The FERC issued an order accepting the revisions pending further compliance on June 23, 2008. On April 25, 2008, MISO submitted a tariff filing in compliance with the FERC’s 60-day directives in the February 25 order. FERC action on this compliance filing remains pending. On May 23, 2008, MISO submitted its amended Balancing Authority Agreement. On July 21, 2008, the FERC issued an order conditionally accepting the amended Balancing Authority Agreement and requiring a further compliance filing. On August 19, 2008, MISO submitted its compliance filing to the FERC. On July 25, 2008, MISO submitted another Readiness Certification.  The FERC has not yet acted on this submission.  MISO announced on August 26, 2008 that the startup of its market is postponed indefinitely.  MISO commits to make a filing giving at least sixty days notice of the new effective date. The latest announced effective date for market startup is January 6, 2009.

Interconnection Agreement with AMP-Ohio

On May 29, 2008, TE filed with the FERC a proposed Notice of Cancellation effective midnight December 31, 2008, of the Interconnection Agreement with AMP-Ohio. AMP-Ohio protested this filing. TE also filed a Petition for Declaratory Order seeking a FERC ruling, in the alternative if cancellation is not accepted, of TE's right to file for an increase in rates effective January 1, 2009, for power provided to AMP-Ohio under the Interconnection Agreement. AMP-Ohio filed a pleading agreeing that TE may seek an increase in rates, but arguing that any increase is limited to the cost of generation owned by TE affiliates.  On August 18, 2008, the FERC issued an order that suspended the cancellation of the Agreement for five months, to become effective on June 1, 2009, and established expedited hearing procedures on issues raised in the filing and TE’s Petition for Declaratory Order.   On October 14, 2008, the parties filed a settlement agreement and mutual notice of cancellation of the Interconnection Agreement effective midnight December 31, 2008.  Upon acceptance by the FERC, this filing will terminate the litigation and the Interconnection Agreement, among other effects.

Duquesne’s Request to Withdraw from PJM

On November 8, 2007, Duquesne Light Company (Duquesne) filed a request with the FERC to exit PJM and to join MISO. In its filing, Duquesne asked the FERC to be relieved of certain capacity payment obligations to PJM for capacity auctions conducted prior to its departure from PJM, but covering service for planning periods through May 31, 2011. Duquesne asserted that its primary reason for exiting PJM is to avoid paying future obligations created by PJM’s forward capacity market. On January 17, 2008, the FERC conditionally approved Duquesne’s request to exit PJM. Among other conditions, the FERC obligated Duquesne zone load-serving entities to pay their PJM capacity obligations through May 31, 2011.

FirstEnergy desires to continue to use its Duquesne zone generation resources to serve load in PJM. On April 18, 2008, the FERC issued its Order on Motion for Emergency Clarification on whether Duquesne-zone generators could participate in PJM’s May 2008 auction for the 2011-2012 planning year. In the order, the FERC ruled that although the status of the Duquesne-zone generators will change to “External Resource” upon Duquesne’s exit from PJM, these generators could contract with PJM for the transmission reservations necessary to participate in the May 2008 auction. FirstEnergy has complied with the FERC’s order by obtaining executed transmission service agreements for firm point-to-point transmission service for the 2011-2012 delivery year and, as such, FirstEnergy satisfied the criteria to bid the Beaver Valley Plant into the May 2008 RPM auction.

The FERC also directed MISO and PJM to resolve the substantive and procedural issues associated with Duquesne’s transition into MISO. As directed, PJM filed thirteen load-serving entity Capacity Payment Agreements and a Capacity Portability Agreement with the FERC. The Capacity Payment Agreements addressed Duquesne Zone load-serving entity obligations through May 31, 2011 with regards to RPM Capacity while the Capacity Portability Agreement addressed operational issues associated with the portability of such capacity. On September 30, 2008, the FERC approved both agreements, subject to conditions, taking notice of many operational and procedural issues brought forth by FirstEnergy and other market participants.

Several issues surrounding Duquesne’s transition into MISO continue to be contested at the FERC. Specifically, Duquesne’s obligation to pay for transmission expansion costs allocated to the Duquesne zone when they were a member of PJM, and other issues in which market participants wish to be held harmless by Duquesne’s transition. FirstEnergy filed for rehearing on these issues on October 3, 2008. Duquesne’s transition into MISO is also contingent upon the start of MISO’s ancillary services market and consolidation of its balancing authorities, currently scheduled for January 6, 2009.

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

On September 19, 2008, the FERC denied the RPM Buyers complaint. However, the FERC did grant the RPM Buyers request for a technical conference to review aspects of the RPM. The FERC also ordered PJM to file on or before December 15, 2008, a report on its progress on contemplating adjustments to the RPM as suggested by the Brattle Group in its report reviewing the RPM. The technical conference will take place in February, 2009. On October 20, 2008, the RPM Buyers filed a request for rehearing of the FERC’s September 19, 2008 order.

MISO Resource Adequacy Proposal

MISO made a filing on December 28, 2007 that would create an enforceable planning reserve requirement in the MISO tariff for load-serving entities such as the Ohio Companies, Penn Power, and FES. This requirement is proposed to become effective for the planning year beginning June 1, 2009. The filing would permit MISO to establish the reserve margin requirement for load-serving entities based upon a one day loss of load in ten years standard, unless the state utility regulatory agency establishes a different planning reserve for load-serving entities in its state. FirstEnergy believes the proposal promotes a mechanism that will result in commitments from both load-serving entities and resources, including both generation and demand side resources that are necessary for reliable resource adequacy and planning in the MISO footprint. Comments on the filing were filed on January 28, 2008. The FERC conditionally approved MISO’s Resource Adequacy proposal on March 26, 2008, requiring MISO to submit to further compliance filings. Rehearing requests are pending on the FERC’s March 26 Order. On May 27, 2008, MISO submitted a compliance filing to address issues associated with planning reserve margins. On June 17, 2008, various parties submitted comments and protests to MISO’s compliance filing. FirstEnergy submitted comments identifying specific issues that must be clarified and addressed. On June 25, 2008, MISO submitted a second compliance filing establishing the enforcement mechanism for the reserve margin requirement which establishes deficiency payments for load-serving entities that do not meet the resource adequacy requirements. Numerous parties, including FirstEnergy, protested this filing.   On October 20, 2008, the FERC issued three orders essentially permitting the MISO Resource Adequacy program to proceed with some modifications.  First, the FERC accepted MISO's financial settlement approach for enforcement of Resource Adequacy subject to a compliance filing modifying the cost of new entry penalty. Second, the FERC conditionally accepted MISO's compliance filing on the qualifications for purchase power agreements to be capacity resources, load forecasting, loss of load expectation, and planning reserve zones. Additional compliance filings were directed on accreditation of load modifying resources and price responsive demand. Finally, the FERC largely denied rehearing of its March 26 order with the exception of issues related to behind the meter resources and certain ministerial matters. Issuance of these orders is not expected to delay the June 1, 2009 start date for MISO Resource Adequacy.

Organized Wholesale Power Markets

The FERC issued a final rule on October 17, 2008, amending its regulations to “improve the operation of organized wholesale electric markets in the areas of: (1) demand response and market pricing during periods of operating reserve shortage; (2) long-term power contracting; (3) market-monitoring policies; and (4) the responsiveness of RTOs and ISOs to their customers and other stakeholders.” The RTOs and ISOs were directed to submit amendments to their respective tariffs to address these market operation improvements.  The final rule directs RTOs to adopt market rules permitting prices to increase during periods of supply shortages and to permit enhanced participation by demand response resources.  It also codifies and defines for the first time the roles and duties of independent market monitors within RTOs.  Finally, it adopts requirements for enhanced access by stakeholders to RTO boards of directors.  RTOs are directed to make compliance filings six months from the effective date of the final rule.  The final rule is not expected to have any material effect on FirstEnergy's operations within MISO and PJM.

FES Sales to Affiliates

On October 24, 2008, FES, on its own behalf and on behalf of its generation-controlling subsidiaries, filed an application with the FERC seeking a waiver of the affiliate sales restrictions between FES and the Ohio Companies. The purpose of the waiver is to ensure that FES will be able to continue supplying a material portion of the electric load requirements of the Ohio Companies in January 2009 pursuant to either an ESP or MRO as filed with the PUCO. FES previously obtained a similar waiver for electricity sales to its affiliates in New Jersey, New York, and Pennsylvania.  A ruling by the FERC is expected the week of December 15, 2008.

On October 31, 2008, FES executed a Third Restated Partial Requirements Agreement with Met-Ed, Penelec, and The Waverly Power and Light Company (Waverly) effective November 1, 2008.  The Third Restated Partial Requirements Agreement limits the amount of capacity and energy required to be supplied by FES in 2009 and 2010 to roughly two-thirds of these affiliates’ power supply requirements. Met-Ed, Penelec, and Waverly have committed resources in place for the balance of their expected power supply during 2009 and 2010.  Under the Third Restated Partial Requirements Agreement, Met-Ed, Penelec, and Waverly are responsible for obtaining additional power supply requirements created by the default or failure of supply of their committed resources. Prices for the power provided by FES were not changed in the Third Restated Partial Requirements Agreement.

13.  NEW ACCOUNTING STANDARDS AND INTERPRETATIONS

SFAS 141(R) – “Business Combinations”

In December 2007, the FASB issued SFAS 141(R), which: (i) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction; (ii) establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and (iii) requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Standard includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance. SFAS 141(R) will affect business combinations entered into by FirstEnergy that close after January 1, 2009. In addition, the Standard also affects the accounting for changes in deferred tax valuation allowances and income tax uncertainties made after January 1, 2009, that were established as part of a business combination prior to the implementation of this Standard. Under SFAS 141(R), adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period will be recorded as a component of income tax expense, rather than goodwill. The impact of FirstEnergy’s application of this Standard in periods after implementation will be dependent upon acquisitions at that time.

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

SFAS 161 - “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133”

In March 2008, the FASB issued SFAS 161 that enhances the current disclosure framework for derivative instruments and hedging activities. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The FASB believes that additional required disclosure of the fair values of derivative instruments and their gains and losses in a tabular format will provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features is designed to provide information on the potential effect on an entity’s liquidity from using derivatives. This Statement also requires cross-referencing within the footnotes to help users of financial statements locate important information about derivative instruments. The Statement is effective for reporting periods beginning after November 15, 2008. FirstEnergy expects this Standard to increase its disclosure requirements for derivative instruments and hedging activities.

14.  SEGMENT INFORMATION

FirstEnergy has three reportable operating segments: energy delivery services, competitive energy services and Ohio transitional generation services. The assets and revenues for all other business operations are below the quantifiable threshold for operating segments for separate disclosure as “reportable operating segments.”

The energy delivery services segment designs, constructs, operates and maintains FirstEnergy's regulated transmission and distribution systems and is responsible for the regulated generation commodity operations of FirstEnergy’s Pennsylvania and New Jersey electric utility subsidiaries. Its revenues are primarily derived from the delivery of electricity, cost recovery of regulatory assets, and default service electric generation sales to non-shopping customers in its Pennsylvania and New Jersey franchise areas. Its results reflect the commodity costs of securing electric generation from FES under partial requirements purchased power agreements and from non-affiliated power suppliers as well as the net PJM transmission expenses related to the delivery of that generation load.

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

Segment Financial Information
			Ohio
	Energy	Competitive	Transitional
	Delivery	Energy	Generation		Reconciling
Three Months Ended	Services	Services	Services	Other	Adjustments	Consolidated
	(In millions)
September 30, 2008
External revenues	$2,657	$460	$813	$5	$(31)	$3,904
Internal revenues	-	786	-	-	(786)	-
Total revenues	2,657	1,246	813	5	(817)	3,904
Depreciation and amortization	286	67	46	1	1	401
Investment income	48	13	1	-	(22)	40
Net interest charges	101	31	1	-	44	177
Income taxes	188	109	14	(46)	(27)	238
Net income	283	164	19	48	(43)	471
Total assets	23,088	9,360	270	457	387	33,562
Total goodwill	5,559	24	-	-	-	5,583
Property additions	170	285	-	85	20	560

September 30, 2007
External revenues	$2,520	$370	$723	$9	$19	$3,641
Internal revenues	-	806	-	-	(806)	-
Total revenues	2,520	1,176	723	9	(787)	3,641
Depreciation and amortization	299	51	(16)	1	8	343
Investment income	58	5	-	1	(34)	30
Net interest charges	117	39	-	1	37	194
Income taxes	175	99	11	(2)	(10)	273
Net income	269	148	16	6	(26)	413
Total assets	23,308	7,182	268	232	663	31,653
Total goodwill	5,585	24	-	-	-	5,609
Property additions	209	199	-	3	19	430

Nine Months Ended

September 30, 2008
External revenues	$7,051	$1,164	$2,203	$65	$(57)	$10,426
Internal revenues	-	2,266	-	-	(2,266)	-
Total revenues	7,051	3,430	2,203	65	(2,323)	10,426
Depreciation and amortization	782	179	61	2	10	1,034
Investment income	133	(1)	1	6	(66)	73
Net interest charges	303	86	1	-	133	523
Income taxes	436	212	42	(33)	(72)	585
Net income	655	317	62	96	(120)	1,010
Total assets	23,088	9,360	270	457	387	33,562
Total goodwill	5,559	24	-	-	-	5,583
Property additions	621	1,430	-	106	20	2,177

September 30, 2007
External revenues	$6,655	$1,089	$1,968	$29	$(18)	$9,723
Internal revenues	-	2,210	-	-	(2,210)	-
Total revenues	6,655	3,299	1,968	29	(2,228)	9,723
Depreciation and amortization	767	153	(80)	3	20	863
Investment income	190	13	1	1	(112)	93
Net interest charges	340	131	1	3	97	572
Income taxes	464	259	46	-	(74)	695
Net income	695	388	69	13	(124)	1,041
Total assets	23,308	7,182	268	232	663	31,653
Total goodwill	5,585	24	-	-	-	5,609
Property additions	609	462	-	6	50	1,127

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

The consolidating statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007, consolidating balance sheets as of September 30, 2008 and December 31, 2007 and condensed consolidating statements of cash flows for the nine months ended September 30, 2008 and 2007 for FES (parent and guarantor), FGCO and NGC (non-guarantor) are presented below. Investments in wholly owned subsidiaries are accounted for by FES using the equity method. Results of operations for FGCO and NGC are, therefore, reflected in FES’ investment accounts and earnings as if operating lease treatment was achieved. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions and reflect operating lease treatment associated with the 2007 Bruce Mansfield Unit 1 sale and leaseback transaction.

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Three Months Ended September 30, 2008	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$1,222,783	$574,394	$267,017	$(822,590)	$1,241,604

EXPENSES:
Fuel	8,177	307,646	34,123	-	349,946
Purchased power from non-affiliates	221,493	-	-	-	221,493
Purchased power from affiliates	815,243	7,347	15,821	(822,590)	15,821
Other operating expenses	35,596	110,701	120,697	12,190	279,184
Provision for depreciation	1,978	33,432	30,559	(1,336)	64,633
General taxes	4,829	10,768	6,139	-	21,736
Total expenses	1,087,316	469,894	207,339	(811,736)	952,813
	-	-	-	-
OPERATING INCOME	135,467	104,500	59,678	(10,854)	288,791

OTHER INCOME (EXPENSE):
Miscellaneous income (expense), including
net income from equity investees	102,777	(515)	13,287	(97,122)	18,427
Interest expense - affiliates	(120)	(4,963)	(2,932)	-	(8,015)
Interest expense - other	(8,464)	(23,447)	(17,183)	16,325	(32,769)
Capitalized interest	41	11,376	978	-	12,395
Total other income (expense)	94,234	(17,549)	(5,850)	(80,797)	(9,962)

INCOME BEFORE INCOME TAXES	229,701	86,951	53,828	(91,651)	278,829

INCOME TAXES	44,046	31,863	14,995	2,270	93,174

NET INCOME	$185,655	$55,088	$38,833	$(93,921)	$185,655

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Three Months Ended September 30, 2007	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$1,180,449	$496,204	$280,072	$(785,817)	$1,170,908

EXPENSES:
Fuel	10,944	261,759	29,083	-	301,786
Purchased power from non-affiliates	228,755	-	-	-	228,755
Purchased power from affiliates	774,873	57,927	15,525	(785,817)	62,508
Other operating expenses	41,828	75,985	117,220	-	235,033
Provision for depreciation	650	24,669	23,181	-	48,500
General taxes	5,406	11,788	5,048	-	22,242
Total expenses	1,062,456	432,128	190,057	(785,817)	898,824

OPERATING INCOME	117,993	64,076	90,015	-	272,084

OTHER INCOME (EXPENSE):
Miscellaneous income, including
net income from equity investees	82,870	2,375	3,935	(76,525)	12,655
Interest expense - affiliates	(676)	(4,769)	(4,196)	-	(9,641)
Interest expense - other	(808)	(21,274)	(9,712)	-	(31,794)
Capitalized interest	9	3,889	1,233	-	5,131
Total other income (expense)	81,395	(19,779)	(8,740)	(76,525)	(23,649)

INCOME BEFORE INCOME TAXES	199,388	44,297	81,275	(76,525)	248,435

INCOME TAXES	44,624	19,850	29,197	-	93,671

NET INCOME	$154,764	$24,447	$52,078	$(76,525)	$154,764

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Nine Months Ended September 30, 2008	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$3,387,258	$1,707,320	$879,729	$(2,562,309)	$3,411,998

EXPENSES:
Fuel	13,920	876,077	92,188	-	982,185
Purchased power from non-affiliates	648,556	-	-	-	648,556
Purchased power from affiliates	2,549,892	12,417	75,834	(2,562,309)	75,834
Other operating expenses	103,034	342,041	381,826	36,567	863,468
Provision for depreciation	3,885	90,058	80,646	(4,054)	170,535
General taxes	14,971	33,842	15,915	-	64,728
Total expenses	3,334,258	1,354,435	646,409	(2,529,796)	2,805,306

OPERATING INCOME	53,000	352,885	233,320	(32,513)	606,692

OTHER INCOME (EXPENSE):
Miscellaneous income (expense), including
net income from equity investees	323,092	(1,234)	(2,699)	(305,710)	13,449
Interest expense - affiliates	(252)	(18,172)	(7,529)	-	(25,953)
Interest expense - other	(19,105)	(73,112)	(38,833)	49,241	(81,809)
Capitalized interest	90	27,460	2,049	-	29,599
Total other income (expense)	303,825	(65,058)	(47,012)	(256,469)	(64,714)

INCOME BEFORE INCOME TAXES	356,825	287,827	186,308	(288,982)	541,978

INCOME TAXES	13,092	109,615	68,597	6,941	198,245

NET INCOME	$343,733	$178,212	$117,711	$(295,923)	$343,733

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Nine Months Ended September 30, 2007	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$3,274,694	$1,501,112	$793,255	$(2,311,129)	$3,257,932

EXPENSES:
Fuel	20,824	698,643	84,734	-	804,201
Purchased power from non-affiliates	577,831	-	-	-	577,831
Purchased power from affiliates	2,290,305	176,654	53,746	(2,311,129)	209,576
Other operating expenses	123,596	240,774	367,404	-	731,774
Provision for depreciation	1,572	74,844	68,614	-	145,030
General taxes	15,942	31,406	17,522	-	64,870
Total expenses	3,030,070	1,222,321	592,020	(2,311,129)	2,533,282

OPERATING INCOME	244,624	278,791	201,235	-	724,650

OTHER INCOME (EXPENSE):
Miscellaneous income, including
net income from equity investees	271,599	2,669	13,350	(239,862)	47,756
Interest expense - affiliates	(676)	(47,090)	(14,138)	-	(61,904)
Interest expense - other	(7,966)	(34,150)	(28,729)	-	(70,845)
Capitalized interest	20	9,044	3,699	-	12,763
Total other income (expense)	262,977	(69,527)	(25,818)	(239,862)	(72,230)

INCOME BEFORE INCOME TAXES	507,601	209,264	175,417	(239,862)	652,420

INCOME TAXES	98,917	82,031	62,788	-	243,736

NET INCOME	$408,684	$127,233	$112,629	$(239,862)	$408,684

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATING BALANCE SHEETS
(Unaudited)

As of September 30, 2008	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2	$-	$-	$-	$2
Receivables-
Customers	137,126	-	-	-	137,126
Associated companies	267,777	195,005	100,481	(299,484)	263,779
Other	910	1,595	20,419	-	22,924
Notes receivable from associated companies	118,526	38,400	-	-	156,926
Materials and supplies, at average cost	3,519	288,623	205,134	-	497,276
Prepayments and other	64,585	84,138	30,807	-	179,530
	592,445	607,761	356,841	(299,484)	1,257,563

PROPERTY, PLANT AND EQUIPMENT:
In service	108,733	5,413,310	4,704,478	(391,859)	9,834,662
Less - Accumulated provision for depreciation	10,990	2,712,638	1,658,863	(170,774)	4,211,717
	97,743	2,700,672	3,045,615	(221,085)	5,622,945
Construction work in progress	2,827	1,225,381	157,444	-	1,385,652
	100,570	3,926,053	3,203,059	(221,085)	7,008,597
OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	-	-	1,145,384	-	1,145,384
Long-term notes receivable from associated companies	-	-	62,900	-	62,900
Investment in associated companies	3,581,979	-	-	(3,581,979)	-
Other	2,124	38,247	202	-	40,573
	3,584,103	38,247	1,208,486	(3,581,979)	1,248,857
DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income taxes	9,655	471,718	-	(251,032)	230,341
Lease assignment receivable from associated companies	-	71,356	-	-	71,356
Goodwill	24,248	-	-	-	24,248
Property taxes	-	25,007	22,767	-	47,774
Pension assets	3,208	11,556	-	-	14,764
Unamortized sale and leaseback costs	-	8,445	-	48,920	57,365
Other	18,343	59,511	18,717	(46,869)	49,702
	55,454	647,593	41,484	(248,981)	495,550
	$4,332,572	$5,219,654	$4,809,870	$(4,351,529)	$10,010,567
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$4,679	$873,562	$1,077,289	$(17,315)	$1,938,215
Short-term borrowings-
Associated companies	-	147,108	164,642	-	311,750
Other	1,000,000	-	-	-	1,000,000
Accounts payable-
Associated companies	276,155	202,678	158,215	(275,601)	361,447
Other	36,724	126,449	-	-	163,173
Accrued taxes	4,109	88,826	17,661	(29,877)	80,719
Other	36,491	116,637	26,777	38,009	217,914
	1,358,158	1,555,260	1,444,584	(284,784)	4,073,218
CAPITALIZATION:
Common stockholder's equity	2,916,934	1,813,911	1,755,054	(3,568,965)	2,916,934
Long-term debt and other long-term obligations	40,333	1,364,207	451,365	(1,296,982)	558,923
	2,957,267	3,178,118	2,206,419	(4,865,947)	3,475,857
NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	-	-	-	1,035,013	1,035,013
Accumulated deferred income taxes	-	-	235,811	(235,811)	-
Accumulated deferred investment tax credits	-	40,209	23,759	-	63,968
Asset retirement obligations	-	24,148	825,327	-	849,475
Retirement benefits	9,745	57,822	-	-	67,567
Property taxes	-	25,328	22,767	-	48,095
Lease market valuation liability	-	319,129	-	-	319,129
Other	7,402	19,640	51,203	-	78,245
	17,147	486,276	1,158,867	799,202	2,461,492
	$4,332,572	$5,219,654	$4,809,870	$(4,351,529)	$10,010,567

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATING BALANCE SHEETS
(Unaudited)

As of December 31, 2007	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2	$-	$-	$-	$2
Receivables-
Customers	133,846	-	-	-	133,846
Associated companies	327,715	237,202	98,238	(286,656)	376,499
Other	2,845	978	-	-	3,823
Notes receivable from associated companies	23,772	-	69,012	-	92,784
Materials and supplies, at average cost	195	215,986	210,834	-	427,015
Prepayments and other	67,981	21,605	2,754	-	92,340
	556,356	475,771	380,838	(286,656)	1,126,309
PROPERTY, PLANT AND EQUIPMENT:
In service	25,513	5,065,373	3,595,964	(392,082)	8,294,768
Less - Accumulated provision for depreciation	7,503	2,553,554	1,497,712	(166,756)	3,892,013
	18,010	2,511,819	2,098,252	(225,326)	4,402,755
Construction work in progress	1,176	571,672	188,853	-	761,701
	19,186	3,083,491	2,287,105	(225,326)	5,164,456
OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	-	-	1,332,913	-	1,332,913
Long-term notes receivable from associated companies	-	-	62,900	-	62,900
Investment in associated companies	2,516,838	-	-	(2,516,838)	-
Other	2,732	37,071	201	-	40,004
	2,519,570	37,071	1,396,014	(2,516,838)	1,435,817
DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income taxes	16,978	522,216	-	(262,271)	276,923
Lease assignment receivable from associated companies	-	215,258	-	-	215,258
Goodwill	24,248	-	-	-	24,248
Property taxes	-	25,007	22,767	-	47,774
Pension asset	3,217	13,506	-	-	16,723
Unamortized sale and leaseback costs	-	27,597	-	43,206	70,803
Other	22,956	52,971	6,159	(38,133)	43,953
	67,399	856,555	28,926	(257,198)	695,682
	$3,162,511	$4,452,888	$4,092,883	$(3,286,018)	$8,422,264
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$-	$596,827	$861,265	$(16,896)	$1,441,196
Short-term borrowings-
Associated companies	-	238,786	25,278	-	264,064
Other	300,000	-	-	-	300,000
Accounts payable-
Associated companies	287,029	175,965	268,926	(286,656)	445,264
Other	56,194	120,927	-	-	177,121
Accrued taxes	18,831	125,227	28,229	(836)	171,451
Other	57,705	131,404	11,972	36,725	237,806
	719,759	1,389,136	1,195,670	(267,663)	3,036,902
CAPITALIZATION:
Common stockholder's equity	2,414,231	951,542	1,562,069	(2,513,611)	2,414,231
Long-term debt and other long-term obligations	-	1,597,028	242,400	(1,305,716)	533,712
	2,414,231	2,548,570	1,804,469	(3,819,327)	2,947,943
NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	-	-	-	1,060,119	1,060,119
Accumulated deferred income taxes	-	-	259,147	(259,147)	-
Accumulated deferred investment tax credits	-	36,054	25,062	-	61,116
Asset retirement obligations	-	24,346	785,768	-	810,114
Retirement benefits	8,721	54,415	-	-	63,136
Property taxes	-	25,328	22,767	-	48,095
Lease market valuation liability	-	353,210	-	-	353,210
Other	19,800	21,829	-	-	41,629
	28,521	515,182	1,092,744	800,972	2,437,419
	$3,162,511	$4,452,888	$4,092,883	$(3,286,018)	$8,422,264

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30, 2008	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

NET CASH PROVIDED FROM OPERATING ACTIVITIES:	$47,463	$267,933	$247,054	$(8,317)	$554,133

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	-	328,325	209,050	-	537,375
Equity contribution from parent	280,000	675,000	175,000	(850,000)	280,000
Short-term borrowings, net	700,000	-	139,363	(91,677)	747,686
Redemptions and Repayments-
Long-term debt	(1,777)	(286,776)	(180,666)	8,317	(460,902)
Short-term borrowings, net	-	(91,677)	-	91,677	-
Common stock dividend payment	(43,000)	-	-	-	(43,000)
Net cash provided from financing activities	935,223	624,872	342,747	(841,683)	1,061,159

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(38,481)	(778,329)	(600,395)	-	(1,417,205)
Proceeds from asset sales	-	15,218	-	-	15,218
Sales of investment securities held in trusts	-	-	596,291	-	596,291
Purchases of investment securities held in trusts	-	-	(624,899)	-	(624,899)
Loan repayments from (loans to) associated companies, net	(94,755)	(38,399)	69,012	-	(64,142)
Investment in subsidiary	(850,000)	-	-	850,000	-
Restricted funds for debt redemption	-	(52,090)	(29,550)	-	(81,640)
Other	550	(39,205)	(260)	-	(38,915)
Net cash used for investing activities	(982,686)	(892,805)	(589,801)	850,000	(1,615,292)

Net change in cash and cash equivalents	-	-	-	-	-
Cash and cash equivalents at beginning of period	2	-	-	-	2
Cash and cash equivalents at end of period	$2	$-	$-	$-	$2

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30, 2007	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

NET CASH PROVIDED FROM (USED FOR)
OPERATING ACTIVITIES	$(7,937)	$350,927	$179,037	$-	$522,027

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	-	1,328,919	-	(1,328,919)	-
Equity contribution from parent	700,000	700,000	-	(700,000)	700,000
Short-term borrowings, net	223,942	-	13,128	(237,070)	-
Redemptions and Repayments-
Common stock	(600,000)	-	-	-	(600,000)
Long-term debt	-	(795,019)	(315,155)	-	(1,110,174)
Short-term borrowings, net	-	(1,022,197)	-	237,070	(785,127)
Common stock dividend payment	(67,000)	-	-	-	(67,000)
Net cash provided from (used for) financing activities	256,942	211,703	(302,027)	(2,028,919)	(1,862,301)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(10,119)	(332,499)	(140,289)	-	(482,907)
Proceeds from asset sales	-	12,990	-	-	12,990
Proceeds from sale and leaseback transaction	-	-	-	1,328,919	1,328,919
Sales of investment securities held in trusts	-	-	521,535	-	521,535
Purchases of investment securities held in trusts	-	-	(552,779)	-	(552,779)
Loan repayments from (loans to) associated companies, net	460,023	(242,612)	292,896	-	510,307
Investment in subsidiary	(700,000)	-		700,000	-
Other	1,091	(509)	1,627	-	2,209
Net cash provided from (used for) investing activities	(249,005)	(562,630)	122,990	2,028,919	1,340,274

Net change in cash and cash equivalents	-	-	-	-	-
Cash and cash equivalents at beginning of period	2	-	-	-	2
Cash and cash equivalents at end of period	$2	$-	$-	$-	$2

ITEM 4T. CONTROLS AND PROCEDURES – OE, CEI, TE AND PENELEC (Restated)

(a)           EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In the original Form 10-Q for the third quarter of 2008, each registrant’s chief executive officer and chief financial officer concluded that, as of the end of the period covered by that report, the applicable registrant's disclosure controls and procedures were effective as of September 30, 2008. Subsequent to the restatement of the respective registrants’ Consolidated Statements of Cash Flows discussed in the revised Note 1 to the Combined Notes to Consolidated Financial Statements included in the Form 10-Q/A, each registrant's chief executive officer and chief financial officer performed an updated review and evaluated such registrant's disclosure controls and procedures. Based upon that updated evaluation and as a result of the material weakness in the internal controls over the preparation and review of the Consolidated Statement of Cash Flows discussed below, those officers concluded that, as of the end of the period covered by this report, the applicable registrant's disclosure controls and procedures were ineffective as of September 30, 2008.

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

As reported in this Form 10-Q/A, each registrant has amended its original Form 10-Q for the third quarter of 2008 to restate its Consolidated Statements of Cash Flows for the nine months ended September 30, 2008, to correct common stock dividend payments reported in cash flows from financing activities. The Consolidated Statements of Cash Flows for each registrant, as originally filed, erroneously reflected the dividends declared in the third quarter of 2008 and the third quarter of 2007 applicable to future quarters' payments as dividends paid in the quarter that they were declared. The corrections resulted in a corresponding change in operating liabilities - accounts payable, included in cash flows from operating activities.

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

(b)           CHANGES IN INTERNAL CONTROLS

During the quarter ended September 30, 2008, there were no changes in the registrants' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

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

Pursuant to reporting requirements of respective financings, OE, CEI, TE and Penelec are required to file fixed charge ratios as an exhibit to this Form 10-Q. Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, neither OE, CEI, TE nor Penelec have filed as an exhibit to this Form 10-Q any instrument with respect to long-term debt if the respective total amount of securities authorized thereunder does not exceed 10% of its respective total assets, but each hereby agrees to furnish to the SEC on request any such documents.

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