Form 10-Q
period 2009-09-30
CLEVELAND ELECTRIC ILLUMINATING CO; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; OHIO EDISON CO; PENNSYLVANIA ELECTRIC CO; TOLEDO EDISON CO; FIRSTENERGY CORP; FirstEnergy Solutions Corp.
filed 2009-11-09
CIK 20947, 53456, 65350, 73960, 77227, 352049, 1031296, 1407703

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF Novembe 6, 2009
FirstEnergy Corp., $0.10 par value	304,835, 407
FirstEnergy Solutions Corp., no par value	7
Ohio Edison Company, no par value	60
The Cleveland Electric Illuminating Company, no par value	67,930,743
The Toledo Edison Company, $5 par value	29,402,054
Jersey Central Power & Light Company, $10 par value	13,628,447
Metropolitan Edison Company, no par value	859,500
Pennsylvania Electric Company, $20 par value	4,427,577

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

Actual results may differ materially due to:
•
The speed and nature of increased competition in the electric utility industry and legislative and regulatory changes affecting how generation rates will be determined following the expiration of existing rate plans in Pennsylvania.

•	The impact of the PUCO’s regulatory process on the Ohio Companies associated with the distribution rate case.
•	Economic or weather conditions affecting future sales and margins.
•	Changes in markets for energy services.
•	Changing energy and commodity market prices and availability.
•	Replacement power costs being higher than anticipated or inadequately hedged.
•	The continued ability of FirstEnergy’s regulated utilities to collect transition and other charges.
•	Operating and maintenance costs being higher than anticipated.
•	Other legislative and regulatory changes, and revised environmental requirements, including possible GHG emission regulations.
•	The potential impacts of the U.S. Court of Appeals’ July 11, 2008 decision requiring revisions to the CAIR rules and the scope of any laws, rules or regulations that may ultimately take their place.
•
The uncertainty of the timing and amounts of the capital expenditures needed to, among other things, implement the Air Quality Compliance Plan (including that such amounts could be higher than anticipated or that certain generating units may need to be shut down) or levels of emission reductions related to the Consent Decree resolving the NSR litigation or other potential regulatory initiatives or actions.

•	Adverse regulatory or legal decisions and outcomes (including, but not limited to, the revocation of necessary licenses or operating permits and oversight) by the NRC.
•	Met-Ed’s and Penelec’s transmission service charge filings with the PPUC.
•	The continuing availability of generating units and their ability to operate at or near full capacity.
•	The ability to comply with applicable state and federal reliability standards.
•	The ability to accomplish or realize anticipated benefits from strategic goals (including employee workforce initiatives).
•	The ability to improve electric commodity margins and to experience growth in the distribution business.
•
The changing market conditions that could affect the value of assets held in the registrants’ nuclear decommissioning trusts, pension trusts and other trust funds, and cause FirstEnergy to make additional contributions sooner, or in amounts that are larger than currently anticipated.

•	The ability to access the public securities and other capital and credit markets in accordance with FirstEnergy’s financing plan and the cost of such capital.
•	Changes in general economic conditions affecting the registrants.
•	The state of the capital and credit markets affecting the registrants.
•
Interest rates and any actions taken by credit rating agencies that could negatively affect the registrants’ access to financing or their costs and increase requirements to post additional collateral to support outstanding commodity positions, LOCs and other financial guarantees.

•	The continuing decline of the national and regional economy and its impact on the registrants’ major industrial and commercial customers.
•	Issues concerning the soundness of financial institutions and counterparties with which the registrants do business.
•	The risks and other factors discussed from time to time in the registrants’ SEC filings, and other similar factors.

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

TABLE OF CONTENTS

Pages

Glossary of Terms	iii-iv

Item 1. Financial Statements

FirstEnergy Corp.

Consolidated Statements of Income	1
Consolidated Statements of Comprehensive Income (Loss)	2
Consolidated Balance Sheets	3
Consolidated Statements of Cash Flows	4

FirstEnergy Solutions Corp.

Consolidated Statements of Income and Comprehensive Income	5
Consolidated Balance Sheets	6
Consolidated Statements of Cash Flows	7

Ohio Edison Company

Consolidated Statements of Income and Comprehensive Income (Loss)	8
Consolidated Balance Sheets	9
Consolidated Statements of Cash Flows	10

The Cleveland Electric Illuminating Company

Consolidated Statements of Income and Comprehensive Income (Loss)	11
Consolidated Balance Sheets	12
Consolidated Statements of Cash Flows	13

The Toledo Edison Company

Consolidated Statements of Income and Comprehensive Income (Loss)	14
Consolidated Balance Sheets	15
Consolidated Statements of Cash Flows	16

Jersey Central Power & Light Company

Consolidated Statements of Income and Comprehensive Income	17
Consolidated Balance Sheets	18
Consolidated Statements of Cash Flows	19

Metropolitan Edison Company

Consolidated Statements of Income and Comprehensive Income (Loss)	20
Consolidated Balance Sheets	21
Consolidated Statements of Cash Flows	22

Pennsylvania Electric Company

Consolidated Statements of Income and Comprehensive Income (Loss)	23
Consolidated Balance Sheets	24
Consolidated Statements of Cash Flows	25

i

TABLE OF CONTENTS (Cont'd)

Pages

Combined Notes To Consolidated Financial Statements	26-65

Report of Independent Registered Public Accounting Firm

FirstEnergy Corp.	66
FirstEnergy Solutions Corp.	67
Ohio Edison Company	68
The Cleveland Electric Illuminating Company	69
The Toledo Edison Company	70
Jersey Central Power & Light Company	71
Metropolitan Edison Company	72
Pennsylvania Electric Company	73

Item 2. Management's Discussion and Analysis of Registrant and Subsidiaries	74-118

Management's Narrative Analysis of Results of Operations

FirstEnergy Solutions Corp.	119-121
Ohio Edison Company	122-123
The Cleveland Electric Illuminating Company	124-125
The Toledo Edison Company	126-127
Jersey Central Power & Light Company	128-129
Metropolitan Edison Company	130-131
Pennsylvania Electric Company	132-133

Item 3. Quantitative and Qualitative Disclosures About Market Risk	134

Item 4. Controls and Procedures – FirstEnergy	134

Item 4T. Controls and Procedures – FES, OE, CEI, TE, JCP&L, Met-Ed and Penelec	134

Part II. Other Information

Item 1. Legal Proceedings	135

Item 1A. Risk Factors	135

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	135

Item 5. Other Information	135

Item 6. Exhibits	136-137

GLOSSARY OF TERMS

The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

ATSI	American Transmission Systems, Incorporated, owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
FENOC	FirstEnergy Nuclear Operating Company, operates nuclear generating facilities
FES	FirstEnergy Solutions Corp., provides energy-related products and services
FESC	FirstEnergy Service Company, provides legal, financial and other corporate support services
FEV	FirstEnergy Ventures Corp., invests in certain unregulated enterprises and business ventures
FGCO	FirstEnergy Generation Corp., owns and operates non-nuclear generating facilities
FirstEnergy	FirstEnergy Corp., a public utility holding company
GPU	GPU, Inc., former parent of JCP&L, Met-Ed and Penelec, which merged with FirstEnergy on November 7, 2001
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
JCP&L Transition Funding	JCP&L Transition Funding LLC, a Delaware limited liability company and issuer of transition bonds
JCP&L Transition Funding II	JCP&L Transition Funding II LLC, a Delaware limited liability company and issuer of transition bonds
Met-Ed	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
NGC	FirstEnergy Nuclear Generation Corp., owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
Penelec	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	Met-Ed, Penelec and Penn
PNBV	PNBV Capital Trust, a special purpose entity created by OE in 1996
Shelf Registrants	OE, CEI, TE, JCP&L, Met-Ed and Penelec
Shippingport	Shippingport Capital Trust, a special purpose entity created by CEI and TE in 1997
Signal Peak	A joint venture between FirstEnergy Ventures Corp. and Boich Companies, that owns mining and coal transportation operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
Utilities	OE, CEI, TE, Penn, JCP&L, Met-Ed and Penelec
Waverly	The Waverly Power and Light Company, a wholly owned subsidiary of Penelec

The following abbreviations and acronyms are used to identify frequently used terms in this report:

AEP	American Electric Power Company, Inc.
ALJ	Administrative Law Judge
AMP-Ohio	American Municipal Power-Ohio, Inc.
AOCL	Accumulated Other Comprehensive Loss
AQC	Air Quality Control
BGS	Basic Generation Service
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CBP	Competitive Bid Process
CO2	Carbon Dioxide
CTC	Competitive Transition Charge
DOJ	United States Department of Justice
DPA	Department of the Public Advocate, Division of Rate Counsel (New Jersey)
EE&C	Energy Efficiency and Conservation
EMP	Energy Master Plan
EPA	United States Environmental Protection Agency
EPACT	Energy Policy Act of 2005
ESP	Electric Security Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMB	First Mortgage Bond
GAAP	Accounting Principles Generally Accepted in the United States
GHG	Greenhouse Gases

GLOSSARY OF TERMS, Cont'd.

IRS	Internal Revenue Service
kV	Kilovolt
KWH	Kilowatt-hours
LED	Light-emitting Diode
LIBOR	London Interbank Offered Rate
LOC	Letter of Credit
MISO	Midwest Independent Transmission System Operator, Inc.
Moody's	Moody's Investors Service, Inc.
MRO	Market Rate Offer
MW	Megawatts
MWH	Megawatt-hours
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NOV	Notice of Violation
NOX	Nitrogen Oxide
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NUG	Non-Utility Generation
NUGC	Non-Utility Generation Charge
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OVEC	Ohio Valley Electric Corporation
PCRB	Pollution Control Revenue Bond
PJM	PJM Interconnection L. L. C.
PLR	Provider of Last Resort; an electric utility's obligation to provide generation service to customers whose alternative supplier fails to deliver service
PPUC	Pennsylvania Public Utility Commission
PSA	Power Supply Agreement
PUCO	Public Utilities Commission of Ohio
QSPE	Qualifying Special-Purpose Entity
RCP	Rate Certainty Plan
RFP	Request for Proposal
RTC	Regulatory Transition Charge
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Service
SB221	Amended Substitute Senate Bill 221
SBC	Societal Benefits Charge
SEC	U.S. Securities and Exchange Commission
SECA	Seams Elimination Cost Adjustment
SIP	State Implementation Plan(s) Under the Clean Air Act
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
TBC	Transition Bond Charge
TMI-2	Three Mile Island Unit 2
TSC	Transmission Service Charge
VERO	Voluntary Enhanced Retirement Option
VIE	Variable Interest Entity

FIRSTENERGY CORP.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(In millions, except per share amounts)
REVENUES:
Electric utilities	$2,940	$3,469	$8,751	$9,247
Unregulated businesses	468	435	1,262	1,179
Total revenues *	3,408	3,904	10,013	10,426

EXPENSES:
Fuel	302	356	890	1,000
Purchased power	1,313	1,306	3,480	3,376
Other operating expenses	665	794	2,103	2,374
Provision for depreciation	188	168	550	500
Amortization of regulatory assets	261	291	903	795
Deferral of regulatory assets	-	(58)	(136)	(261)
General taxes	192	201	587	596
Total expenses	2,921	3,058	8,377	8,380

OPERATING INCOME	487	846	1,636	2,046

OTHER INCOME (EXPENSE):
Investment income	191	40	207	73
Interest expense	(355)	(192)	(755)	(559)
Capitalized interest	35	15	96	36
Total other expense	(129)	(137)	(452)	(450)

INCOME BEFORE INCOME TAXES	358	709	1,184	1,596

INCOME TAXES	128	238	430	585

NET INCOME	230	471	754	1,011

Noncontrolling interest income (loss)	(4)	-	(14)	1

EARNINGS AVAILABLE TO FIRSTENERGY CORP.	$234	$471	$768	$1,010

BASIC EARNINGS PER SHARE OF COMMON STOCK	$0.77	$1.55	$2.52	$3.32

WEIGHTED AVERAGE NUMBER OF BASIC SHARES OUTSTANDING	304	304	304	304

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$0.77	$1.54	$2.51	$3.29

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING	306	307	306	307

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$1.10	$1.10	$1.65	$1.65

* Includes excise tax collections of $106 million and $115 million in the three months ended September 30, 2009 and 2008, respectively, and $310 million and $329 million in the nine months ended September 2009 and 2008, respectively.

The accompanying Notes to Consolidated Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.

FIRSTENERGY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(In millions)

NET INCOME	$230	$471	$754	$1,011

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(480)	(20)	24	(60)
Unrealized gain (loss) on derivative hedges	19	26	57	21
Change in unrealized gain on available-for-sale securities	(108)	(100)	(76)	(181)
Other comprehensive income (loss)	(569)	(94)	5	(220)
Income tax expense (benefit) related to other comprehensive income	(216)	(34)	26	(81)
Other comprehensive income (loss), net of tax	(353)	(60)	(21)	(139)

COMPREHENSIVE INCOME (LOSS)	(123)	411	733	872

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE
TO NONCONTROLLING INTEREST	(4)	-	(14)	1

COMPREHENSIVE INCOME (LOSS) AVAILABLE TO FIRSTENERGY CORP.	$(119)	$411	$747	$871

The accompanying Notes to Consolidated Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.

FIRSTENERGY CORP.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2009	2008
	(In millions)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$838	$545
Receivables-
Customers (less accumulated provisions of $28 million for uncollectible accounts)	1,260	1,304
Other (less accumulated provisions of $9 million for uncollectible accounts)	132	167
Materials and supplies, at average cost	621	605
Prepaid taxes	585	283
Other	334	149
	3,770	3,053
PROPERTY, PLANT AND EQUIPMENT:
In service	27,526	26,482
Less - Accumulated provision for depreciation	11,267	10,821
	16,259	15,661
Construction work in progress	2,490	2,062
	18,749	17,723
INVESTMENTS:
Nuclear plant decommissioning trusts	1,856	1,708
Investments in lease obligation bonds	553	598
Other	698	711
	3,107	3,017
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	5,575	5,575
Regulatory assets	2,543	3,140
Power purchase contract asset	220	434
Other	710	579
	9,048	9,728
	$34,674	$33,521
LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$2,020	$2,476
Short-term borrowings	1,653	2,397
Accounts payable	692	794
Accrued taxes	257	333
Other	1,114	1,098
	5,736	7,098
CAPITALIZATION:
Common stockholders’ equity-
Common stock, $0.10 par value, authorized 375,000,000 shares-	31	31
304,835,407 shares outstanding
Other paid-in capital	5,438	5,473
Accumulated other comprehensive loss	(1,401)	(1,380)
Retained earnings	4,424	4,159
Total common stockholders' equity	8,492	8,283
Noncontrolling interest	1	32
Total equity	8,493	8,315
Long-term debt and other long-term obligations	11,647	9,100
	20,140	17,415
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	2,562	2,163
Asset retirement obligations	1,401	1,335
Deferred gain on sale and leaseback transaction	1,001	1,027
Power purchase contract liability	685	766
Retirement benefits	1,500	1,884
Lease market valuation liability	274	308
Other	1,375	1,525
	8,798	9,008
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 9)
	$34,674	$33,521

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

FIRSTENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2009	2008
	(In millions)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$754	$1,011
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	550	500
Amortization of regulatory assets	903	795
Deferral of regulatory assets	(136)	(261)
Nuclear fuel and lease amortization	92	82
Deferred purchased power and other costs	(235)	(138)
Deferred income taxes and investment tax credits, net	421	278
Investment impairment	39	63
Deferred rents and lease market valuation liability	(20)	(62)
Accrued compensation and retirement benefits	20	(127)
Stock-based compensation	(1)	(74)
Gain on asset sales	(12)	(43)
Electric service prepayment programs	(10)	(58)
Cash collateral, net	(85)	21
Gain on investment securities held in trusts	(172)	(43)
Loss on debt redemption	142	-
Pension trust contribution	(500)	-
Decrease (increase) in operating assets-
Receivables	78	(117)
Materials and supplies	30	(34)
Prepaid taxes	(332)	(259)
Increase (decrease) in operating liabilities-
Accounts payable	(103)	(34)
Accrued taxes	(97)	(166)
Accrued interest	121	107
Other	17	(10)
Net cash provided from operating activities	1,464	1,431

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	4,151	631
Short-term borrowings, net	-	1,489
Redemptions and Repayments-
Long-term debt	(2,213)	(733)
Short-term borrowings, net	(764)	-
Net controlled disbursement activity	(15)	6
Common stock dividend payments	(503)	(503)
Other	(39)	21
Net cash provided from financing activities	617	911

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(1,575)	(2,177)
Proceeds from asset sales	19	64
Sales of investment securities held in trusts	3,039	1,144
Purchases of investment securities held in trusts	(3,101)	(1,215)
Cash investments	(4)	72
Restricted funds for debt redemption	(150)	(82)
Other	(16)	(96)
Net cash used for investing activities	(1,788)	(2,290)

Net change in cash and cash equivalents	293	52
Cash and cash equivalents at beginning of period	545	129
Cash and cash equivalents at end of period	$838	$181

The accompanying Notes to Consolidated Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(In thousands)

REVENUES:
Electric sales to affiliates	$616,300	$785,681	$2,348,741	$2,266,271
Electric sales to non-affiliates	443,819	381,483	928,944	994,100
Other	44,453	74,440	394,145	151,627
Total revenues	1,104,572	1,241,604	3,671,830	3,411,998

EXPENSES:
Fuel	294,693	349,946	871,160	982,185
Purchased power from non-affiliates	205,200	221,493	551,155	648,556
Purchased power from affiliates	35,290	15,821	149,746	75,834
Other operating expenses	305,935	279,184	891,555	863,468
Provision for depreciation	66,041	64,633	192,962	170,535
General taxes	21,700	21,736	66,361	64,728
Total expenses	928,859	952,813	2,722,939	2,805,306

OPERATING INCOME	175,713	288,791	948,891	606,692

OTHER INCOME (EXPENSE):
Investment income (loss)	158,857	11,961	135,723	(6,332)
Miscellaneous income	2,804	6,466	12,840	19,781
Interest expense to affiliates	(2,209)	(8,015)	(8,503)	(25,953)
Interest expense - other	(42,187)	(32,769)	(90,985)	(81,809)
Capitalized interest	17,869	12,395	41,975	29,599
Total other income (expense)	135,134	(9,962)	91,050	(64,714)

INCOME BEFORE INCOME TAXES	310,847	278,829	1,039,941	541,978

INCOME TAXES	111,164	93,174	372,175	198,245

NET INCOME	199,683	185,655	667,766	343,733

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(61,085)	(1,821)	13,604	(5,462)
Unrealized gain on derivative hedges	790	27,277	26,847	15,075
Change in unrealized gain on available-for-sale securities	(89,401)	(90,198)	(51,374)	(159,759)
Other comprehensive loss	(149,696)	(64,742)	(10,923)	(150,146)
Income tax benefit related to other comprehensive loss	(58,883)	(24,781)	(3,549)	(55,497)
Other comprehensive loss, net of tax	(90,813)	(39,961)	(7,374)	(94,649)

TOTAL COMPREHENSIVE INCOME	$108,870	$145,694	$660,392	$249,084

The accompanying Notes to Consolidated Financial Statements as they related to FirstEnergy Solutions Corp. are an integral part of these statements.

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2009	2008
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$266,958	$39
Receivables-
Customers (less accumulated provisions of $4,676,000 and $5,899,000,
respectively, for uncollectible accounts)	155,489	86,123
Associated companies	344,387	378,100
Other (less accumulated provisions of $6,702,000 and $6,815,000
respectively, for uncollectible accounts)	47,579	24,626
Notes receivable from associated companies	428,016	129,175
Materials and supplies, at average cost	528,278	521,761
Prepayments and other	120,362	112,535
	1,891,069	1,252,359
PROPERTY, PLANT AND EQUIPMENT:
In service	10,254,698	9,871,904
Less - Accumulated provision for depreciation	4,487,832	4,254,721
	5,766,866	5,617,183
Construction work in progress	2,195,999	1,747,435
	7,962,865	7,364,618
INVESTMENTS:
Nuclear plant decommissioning trusts	1,101,884	1,033,717
Long-term notes receivable from associated companies	8,817	62,900
Other	26,642	61,591
	1,137,343	1,158,208
DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income tax benefits	38,099	267,762
Lease assignment receivable from associated companies	71,356	71,356
Goodwill	24,248	24,248
Property taxes	50,104	50,104
Unamortized sale and leaseback costs	58,350	69,932
Other	226,134	96,434
	468,291	579,836
	$11,459,568	$10,355,021
LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$1,631,766	$2,024,898
Short-term borrowings-
Associated companies	-	264,823
Other	100,000	1,000,000
Accounts payable-
Associated companies	387,182	472,338
Other	156,053	154,593
Accrued taxes	105,574	79,766
Other	227,788	248,439
	2,608,363	4,244,857
CAPITALIZATION:
Common stockholder's equity -
Common stock, without par value, authorized 750 shares,
7 shares outstanding	1,466,697	1,464,229
Accumulated other comprehensive loss	(99,245)	(91,871)
Retained earnings	2,239,831	1,572,065
Total common stockholder's equity	3,607,283	2,944,423
Long-term debt and other long-term obligations	2,640,092	571,448
	6,247,375	3,515,871
NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	1,001,298	1,026,584
Accumulated deferred investment tax credits	59,479	62,728
Asset retirement obligations	906,199	863,085
Retirement benefits	200,097	194,177
Property taxes	50,104	50,104
Lease market valuation liability	273,624	307,705
Other	113,029	89,910
	2,603,830	2,594,293
COMMITMENTS AND CONTINGENCIES (Note 9)
	$11,459,568	$10,355,021

The accompanying Notes to Consolidated Financial Statements as they relate to FirstEnergy Solutions Corp. are an integral part of these statements.

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$667,766	$343,733
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	192,962	170,535
Nuclear fuel and lease amortization	94,244	81,950
Deferred rents and lease market valuation liability	(40,143)	(36,702)
Deferred income taxes and investment tax credits, net	268,812	91,082
Investment impairment	36,169	58,173
Accrued compensation and retirement benefits	5,860	(2,110)
Commodity derivative transactions, net	25,794	3,634
Gain on asset sales	(9,832)	(11,319)
Gain on investment securities held in trusts	(154,723)	(34,032)
Cash collateral, net	(92,618)	(8,827)
Decrease (increase) in operating assets:
Receivables	(55,774)	106,574
Materials and supplies	38,543	(35,498)
Prepayments and other current assets	(35,315)	(10,762)
Increase (decrease) in operating liabilities:
Accounts payable	(72,181)	(61,035)
Accrued taxes	23,846	(90,767)
Accrued interest	31,770	15,420
Other	(43,369)	(25,916)
Net cash provided from operating activities	881,811	554,133

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	2,356,762	537,375
Equity contribution from parent	-	280,000
Short-term borrowings, net	-	747,686
Redemptions and Repayments-
Long-term debt	(618,213)	(460,902)
Short-term borrowings, net	(1,164,823)	-
Common stock dividend payments	-	(43,000)
Other	(20,006)	-
Net cash provided from financing activities	553,720	1,061,159

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(842,600)	(1,417,205)
Proceeds from asset sales	16,129	15,218
Sales of investment securities held in trusts	2,152,717	596,291
Purchases of investment securities held in trusts	(2,175,135)	(624,899)
Loans to associated companies, net	(298,841)	(64,142)
Restricted funds for debt redemption	-	(81,640)
Other	(20,882)	(38,915)
Net cash used for investing activities	(1,168,612)	(1,615,292)

Net change in cash and cash equivalents	266,919	-
Cash and cash equivalents at beginning of period	39	2
Cash and cash equivalents at end of period	$266,958	$2

The accompanying Notes to Consolidated Financial Statements as they related to FirstEnergy Solutions Corp. are an integral part of these balance sheets.

OHIO EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2009	2008	2009	2008
	(In thousands)
STATEMENTS OF INCOME

REVENUES:
Electric sales	$575,377	$671,761	$1,942,612	$1,877,300
Excise and gross receipts tax collections	27,127	30,500	81,055	87,165
Total revenues	602,504	702,261	2,023,667	1,964,465

EXPENSES:
Purchased power from affiliates	200,506	313,912	847,712	913,647
Purchased power from non-affiliates	161,732	35,462	397,875	83,962
Other operating costs	102,463	146,048	372,231	423,993
Provision for depreciation	22,407	14,997	65,916	57,904
Amortization of regulatory assets, net	17,404	42,582	59,910	87,664
General taxes	45,164	49,255	138,187	144,097
Total expenses	549,676	602,256	1,881,831	1,711,267

OPERATING INCOME	52,828	100,005	141,836	253,198

OTHER INCOME (EXPENSE):
Investment income	20,285	19,323	39,796	45,866
Miscellaneous income (expense)	237	(938)	2,108	(4,716)
Interest expense	(22,961)	(17,309)	(67,717)	(51,851)
Capitalized interest	231	55	730	324
Total other income (expense)	(2,208)	1,131	(25,083)	(10,377)

INCOME BEFORE INCOME TAXES	50,620	101,136	116,753	242,821

INCOME TAXES	15,885	28,501	36,742	77,122

NET INCOME	34,735	72,635	80,011	165,699

Noncontrolling interest income	140	151	429	464

EARNINGS AVAILABLE TO PARENT	$34,595	$72,484	$79,582	$165,235

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME	$34,735	$72,635	$80,011	$165,699

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(49,043)	(3,994)	46,559	(11,982)
Change in unrealized gain on available-for-sale securities	(7,695)	(9,936)	(9,676)	(20,310)
Other comprehensive income (loss)	(56,738)	(13,930)	36,883	(32,292)
Income tax expense (benefit) related to other comprehensive income	(21,924)	(5,105)	15,915	(11,931)
Other comprehensive income (loss), net of tax	(34,814)	(8,825)	20,968	(20,361)

COMPREHENSIVE INCOME (LOSS)	(79)	63,810	100,979	145,338

COMPREHENSIVE INCOME ATTRIBUTABLE
TO NONCONTROLLING INTEREST	140	151	429	464

COMPREHENSIVE INCOME (LOSS) AVAILABLE TO PARENT	$(219)	$63,659	$100,550	$144,874

The accompanying Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.

OHIO EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2009	2008
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$329,745	$146,343
Receivables-
Customers (less accumulated provisions of $6,113,000 and $6,065,000, respectively,
for uncollectible accounts)	217,775	277,377
Associated companies	163,407	234,960
Other (less accumulated provisions of $17,000 and $7,000, respectively,
for uncollectible accounts)	16,862	14,492
Notes receivable from associated companies	89,410	222,861
Prepayments and other	15,394	5,452
	832,593	901,485
UTILITY PLANT:
In service	2,993,708	2,903,290
Less - Accumulated provision for depreciation	1,148,804	1,113,357
	1,844,904	1,789,933
Construction work in progress	32,292	37,766
	1,877,196	1,827,699
OTHER PROPERTY AND INVESTMENTS:
Long-term notes receivable from associated companies	192,550	256,974
Investment in lease obligation bonds	230,025	239,625
Nuclear plant decommissioning trusts	121,638	116,682
Other	97,949	100,792
	642,162	714,073
DEFERRED CHARGES AND OTHER ASSETS:
Regulatory assets	493,955	575,076
Pension assets	17,336	-
Property taxes	60,542	60,542
Unamortized sale and leaseback costs	36,378	40,130
Other	33,695	33,710
	641,906	709,458
	$3,993,857	$4,152,715
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$2,719	$101,354
Short-term borrowings-
Associated companies	75,002	-
Other	1,052	1,540
Accounts payable-
Associated companies	61,507	131,725
Other	36,503	26,410
Accrued taxes	73,666	77,592
Accrued interest	25,614	25,673
Other	127,056	85,209
	403,119	449,503
CAPITALIZATION:
Common stockholder's equity-
Common stock, without par value, authorized 175,000,000 shares -
60 shares outstanding	1,228,463	1,224,416
Accumulated other comprehensive loss	(163,417)	(184,385)
Retained earnings	183,605	254,023
Total common stockholder's equity	1,248,651	1,294,054
Noncontrolling interest	6,975	7,106
Total equity	1,255,626	1,301,160
Long-term debt and other long-term obligations	1,161,237	1,122,247
	2,416,863	2,423,407
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	699,399	653,475
Accumulated deferred investment tax credits	11,969	13,065
Asset retirement obligations	84,600	80,647
Retirement benefits	179,549	308,450
Other	198,358	224,168
	1,173,875	1,279,805
COMMITMENTS AND CONTINGENCIES (Note 9)
	$3,993,857	$4,152,715

The accompanying Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these balance sheets.

OHIO EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,011	$165,699
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	65,916	57,904
Amortization of regulatory assets, net	59,910	87,664
Purchased power cost recovery reconciliation	15,372	-
Amortization of lease costs	28,394	28,535
Deferred income taxes and investment tax credits, net	32,658	17,267
Accrued compensation and retirement benefits	(3,542)	(41,190)
Accrued regulatory obligations	19,172	-
Electric service prepayment programs	(4,634)	(31,895)
Cash collateral from suppliers	6,469	-
Pension trust contributions	(103,035)	-
Decrease (increase) in operating assets-
Receivables	128,688	(26,009)
Prepayments and other current assets	(2,553)	2,065
Decrease in operating liabilities-
Accounts payable	(60,125)	(27,463)
Accrued taxes	(17,196)	(27,776)
Accrued interest	(59)	(8,162)
Other	(8,596)	(1,307)
Net cash provided from operating activities	236,850	195,332

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	100,000	-
Short-term borrowings, net	74,514	189,148
Redemptions and Repayments-
Long-term debt	(101,088)	(175,583)
Dividend Payments-
Common stock	(150,000)	(315,000)
Other	(2,138)	(445)
Net cash used for financing activities	(78,712)	(301,880)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(108,253)	(135,450)
Sales of investment securities held in trusts	207,280	115,988
Purchases of investment securities held in trusts	(214,592)	(121,871)
Loan repayments from associated companies, net	134,975	234,577
Cash investments	7,070	5,143
Other	(1,216)	8,144
Net cash provided from investing activities	25,264	106,531

Net increase (decrease) in cash and cash equivalents	183,402	(17)
Cash and cash equivalents at beginning of period	146,343	732
Cash and cash equivalents at end of period	$329,745	$715

The accompanying Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
STATEMENTS OF INCOME	(In thousands)

REVENUES:
Electric sales	$417,900	$505,425	$1,307,592	$1,342,327
Excise tax collections	17,629	18,652	52,748	53,447
Total revenues	435,529	524,077	1,360,340	1,395,774

EXPENSES:
Purchased power from affiliates	153,556	211,417	635,927	587,203
Purchased power from non-affiliates	87,689	28	208,849	3,097
Other operating costs	37,822	66,342	141,829	194,119
Provision for depreciation	17,753	17,677	53,885	54,497
Amortization of regulatory assets	39,313	48,155	325,630	124,936
Deferral of new regulatory assets	-	(16,176)	(134,587)	(71,443)
General taxes	37,752	36,722	112,749	109,230
Total expenses	373,885	364,165	1,344,282	1,001,639

OPERATING INCOME	61,644	159,912	16,058	394,135

OTHER INCOME (EXPENSE):
Investment income	7,565	8,390	23,599	25,972
Miscellaneous income (expense)	645	(656)	3,437	182
Interest expense	(34,740)	(31,024)	(100,819)	(94,479)
Capitalized interest	27	200	145	584
Total other expense	(26,503)	(23,090)	(73,638)	(67,741)

INCOME (LOSS) BEFORE INCOME TAXES	35,141	136,822	(57,580)	326,394

INCOME TAX EXPENSE (BENEFIT)	9,755	42,977	(25,290)	107,082

NET INCOME (LOSS)	25,386	93,845	(32,290)	219,312

Noncontrolling interest income	418	458	1,295	1,501

EARNINGS (LOSS) AVAILABLE TO PARENT	$24,968	$93,387	$(33,585)	$217,811

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME (LOSS)	$25,386	$93,845	$(32,290)	$219,312

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(48,024)	(213)	(154)	(639)
Unrealized loss on derivative hedges	(1,451)	-	(1,451)	-
Other comprehensive loss	(49,475)	(213)	(1,605)	(639)
Income tax expense (benefit) related to other comprehensive income	(17,854)	(130)	1,452	(239)
Other comprehensive loss, net of tax	(31,621)	(83)	(3,057)	(400)

COMPREHENSIVE INCOME (LOSS)	(6,235)	93,762	(35,347)	218,912

COMPREHENSIVE INCOME ATTRIBUTABLE
TO NONCONTROLLING INTEREST	418	458	1,295	1,501

COMPREHENSIVE INCOME (LOSS) AVAILABLE TO PARENT	$(6,653)	$93,304	$(36,642)	$217,411

The accompanying Notes to Consolidated Financial Statements as they relate to The Cleveland Electric Illuminating Company are an integral part of these statements.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2009	2008
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$233	$226
Receivables-
Customers (less accumulated provisions of $6,603,000 and
$5,916,000, respectively, for uncollectible accounts)	241,469	276,400
Associated companies	134,558	113,182
Other	2,260	13,834
Notes receivable from associated companies	23,698	19,060
Prepayments and other	158,993	2,787
	561,211	425,489
UTILITY PLANT:
In service	2,283,729	2,221,660
Less - Accumulated provision for depreciation	880,334	846,233
	1,403,395	1,375,427
Construction work in progress	38,478	40,651
	1,441,873	1,416,078
OTHER PROPERTY AND INVESTMENTS:
Investment in lessor notes	398,609	425,715
Other	264	10,249
	398,873	435,964
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	1,688,521	1,688,521
Regulatory assets	592,206	783,964
Property taxes	71,500	71,500
Other	24,543	10,818
	2,376,770	2,554,803
	$4,778,727	$4,832,334
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$150,738	$150,688
Short-term borrowings-
Associated companies	135,023	227,949
Accounts payable-
Associated companies	221,456	106,074
Other	16,573	7,195
Accrued taxes	77,298	87,810
Accrued interest	43,749	13,932
Other	49,267	40,095
	694,104	633,743
CAPITALIZATION:
Common stockholder's equity
Common stock, without par value, authorized 105,000,000 shares -
67,930,743 shares outstanding	884,415	878,785
Accumulated other comprehensive loss	(137,914)	(134,857)
Retained earnings	576,369	859,954
Total common stockholder's equity	1,322,870	1,603,882
Noncontrolling interest	20,196	22,555
Total equity	1,343,066	1,626,437
Long-term debt and other long-term obligations	1,871,401	1,591,586
	3,214,467	3,218,023
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	662,422	704,270
Accumulated deferred investment tax credits	12,135	13,030
Retirement benefits	65,351	128,738
Lease assignment payable to associated companies	40,827	40,827
Other	89,421	93,703
	870,156	980,568
COMMITMENTS AND CONTINGENCIES (Note 9)
	$4,778,727	$4,832,334

The accompanying Notes to Consolidated Financial Statements as they relate to The Cleveland Electric Illuminating
Company are an integral part of these balance sheets.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(32,290)	$219,312
Adjustments to reconcile net income (loss) to net cash from operating activities-
Provision for depreciation	53,885	54,497
Amortization of regulatory assets	325,630	124,936
Deferral of new regulatory assets	(134,587)	(71,443)
Purchased power cost recovery reconciliation	(3,478)	-
Deferred income taxes and investment tax credits, net	(41,939)	4,623
Accrued compensation and retirement benefits	10,311	(3,291)
Pension trust contribution	(89,789)	-
Electric service prepayment programs	(3,510)	(17,551)
Cash collateral from suppliers	5,404	-
Decrease (increase) in operating assets-
Receivables	30,977	43,927
Prepayments and other current assets	(633)	(37)
Increase (decrease) in operating liabilities-
Accounts payable	(32,240)	(4,443)
Accrued taxes	(17,003)	(19,613)
Accrued interest	29,816	23,990
Other	11,489	5,647
Net cash provided from (used for) operating activities	112,043	360,554

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	298,398	-
Redemptions and Repayments-
Long-term debt	(558)	(508)
Short-term borrowings, net	(111,128)	(176,354)
Dividend Payments-
Common stock	(93,000)	(150,000)
Other	(6,161)	(2,955)
Net cash provided from (used for) financing activities	87,551	(329,817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(73,577)	(97,326)
Restricted cash	(155,573)	-
Loan repayments from (loans to) associated companies, net	(4,638)	30,624
Redemption of lessor notes	37,072	37,714
Other	(2,871)	(1,744)
Net cash used for investing activities	(199,587)	(30,732)

Net increase in cash and cash equivalents	7	5
Cash and cash equivalents at beginning of period	226	232
Cash and cash equivalents at end of period	$233	$237

The accompanying Notes to Consolidated Financial Statements as they relate to The Cleveland Electric Illuminating Company are an integral part of these statements.

THE TOLEDO EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(In thousands)
STATEMENTS OF INCOME

REVENUES:
Electric sales	$206,086	$242,866	$663,082	$660,888
Excise tax collections	7,422	8,239	21,448	23,417
Total revenues	213,508	251,105	684,530	684,305

EXPENSES:
Purchased power from affiliates	86,278	111,794	342,166	314,124
Purchased power from non-affiliates	56,494	15	115,275	1,833
Other operating costs	30,238	47,010	110,722	143,144
Provision for depreciation	7,847	7,682	23,136	24,648
Amortization of regulatory assets, net	9,253	25,878	30,921	57,840
General taxes	13,205	13,609	39,804	40,591
Total expenses	203,315	205,988	662,024	582,180

OPERATING INCOME	10,193	45,117	22,506	102,125

OTHER INCOME (EXPENSE):
Investment income	9,302	5,580	22,315	17,285
Miscellaneous expense	(1,725)	(1,523)	(1,690)	(4,982)
Interest expense	(10,854)	(5,832)	(25,649)	(17,445)
Capitalized interest	46	19	138	144
Total other expense	(3,231)	(1,756)	(4,886)	(4,998)

INCOME BEFORE INCOME TAXES	6,962	43,361	17,620	97,127

INCOME TAX EXPENSE (BENEFIT)	(138)	12,174	3,123	27,614

NET INCOME	7,100	31,187	14,497	69,513

Noncontrolling interest income	14	6	17	10

EARNINGS AVAILABLE TO PARENT	$7,086	$31,181	$14,480	$69,503

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME	$7,100	$31,187	$14,497	$69,513

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(24,201)	(64)	(5,052)	(191)
Change in unrealized gain on available-for-sale securities	(11,633)	(247)	(15,181)	(767)
Other comprehensive loss	(35,834)	(311)	(20,233)	(958)
Income tax benefit related to other comprehensive income	(13,187)	(108)	(5,982)	(294)
Other comprehensive loss, net of tax	(22,647)	(203)	(14,251)	(664)

COMPREHENSIVE INCOME (LOSS)	(15,547)	30,984	246	68,849

COMPREHENSIVE INCOME ATTRIBUTABLE
TO NONCONTROLLING INTEREST	14	6	17	10

COMPREHENSIVE INCOME (LOSS) AVAILABLE TO PARENT	$(15,561)	$30,978	$229	$68,839

The accompanying Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.

THE TOLEDO EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2009	2008
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$196,834	$14
Receivables-
Customers	485	751
Associated companies	44,103	61,854
Other (less accumulated provisions of $207,000 and $203,000,
respectively, for uncollectible accounts)	19,349	23,336
Notes receivable from associated companies	101,562	111,579
Prepayments and other	4,864	1,213
	367,197	198,747
UTILITY PLANT:
In service	900,595	870,911
Less - Accumulated provision for depreciation	422,092	407,859
	478,503	463,052
Construction work in progress	8,621	9,007
	487,124	472,059
OTHER PROPERTY AND INVESTMENTS:
Investment in lessor notes	124,329	142,687
Long-term notes receivable from associated companies	36,993	37,233
Nuclear plant decommissioning trusts	75,152	73,500
Other	1,603	1,668
	238,077	255,088
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	500,576	500,576
Regulatory assets	77,128	109,364
Property taxes	22,970	22,970
Other	55,579	51,315
	656,253	684,225
	$1,748,651	$1,610,119
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$222	$34
Accounts payable-
Associated companies	27,454	70,455
Other	9,373	4,812
Notes payable to associated companies	9,673	111,242
Accrued taxes	23,660	24,433
Lease market valuation liability	36,900	36,900
Other	37,231	22,489
	144,513	270,365
CAPITALIZATION:
Common stockholder's equity-
Common stock, $5 par value, authorized 60,000,000 shares -
29,402,054 shares outstanding	147,010	147,010
Other paid-in capital	177,992	175,879
Accumulated other comprehensive loss	(47,623)	(33,372)
Retained earnings	205,013	190,533
Total common stockholder's equity	482,392	480,050
Noncontrolling interest	2,692	2,675
Total equity	485,084	482,725
Long-term debt and other long-term obligations	608,669	299,626
	1,093,753	782,351
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	70,865	78,905
Accumulated deferred investment tax credits	6,476	6,804
Lease market valuation liability	245,425	273,100
Retirement benefits	62,155	73,106
Asset retirement obligations	31,757	30,213
Lease assignment payable to associated companies	30,529	30,529
Other	63,178	64,746
	510,385	557,403
COMMITMENTS AND CONTINGENCIES (Note 9)
	$1,748,651	$1,610,119

The accompanying Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these balance sheets.

THE TOLEDO EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,497	$69,513
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	23,136	24,648
Amortization of regulatory assets, net	30,921	57,840
Purchased power cost recovery reconciliation	570	-
Deferred rents and lease market valuation liability	(34,556)	(32,918)
Deferred income taxes and investment tax credits, net	(2,242)	(4,163)
Accrued compensation and retirement benefits	3,039	(196)
Accrued regulatory obligations	4,841	-
Electric service prepayment programs	(1,458)	(8,566)
Pension trust contribution	(21,590)	-
Cash collateral from suppliers	2,830	-
Decrease (increase) in operating assets-
Receivables	24,561	29,088
Prepayments and other current assets	109	(556)
Increase (decrease) in operating liabilities-
Accounts payable	(13,440)	(177,527)
Accrued taxes	(5,057)	(9,737)
Accrued interest	14,033	4,663
Other	(4,264)	(587)
Net cash provided from (used for) operating activities	35,930	(48,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	297,422	-
Short-term borrowings, net	-	81,807
Redemptions and Repayments-
Long-term debt	(292)	(26)
Short-term borrowings, net	(101,569)	-
Dividend Payments-
Common stock	(25,000)	(40,000)
Other	(351)	-
Net cash provided from financing activities	170,210	41,781

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(33,005)	(44,695)
Loan repayments from associated companies, net	10,256	43,083
Redemption of lessor notes	18,358	11,989
Sales of investment securities held in trusts	171,061	28,774
Purchases of investment securities held in trusts	(173,214)	(31,297)
Other	(2,776)	(1,135)
Net cash provided from (used for) investing activities	(9,320)	6,719

Net change in cash and cash equivalents	196,820	2
Cash and cash equivalents at beginning of period	14	22
Cash and cash equivalents at end of period	$196,834	$24

The accompanying Notes to Consolidated Financial Statements as they relate to The Toledo Edison Company are an integral part of these statements.

JERSEY CENTRAL POWER & LIGHT COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(In thousands)

REVENUES:
Electric sales	$854,108	$1,087,245	$2,312,089	$2,691,782
Excise tax collections	14,128	15,358	37,890	39,792
Total revenues	868,236	1,102,603	2,349,979	2,731,574

EXPENSES:
Purchased power	509,035	720,996	1,414,226	1,751,854
Other operating costs	84,495	78,275	241,241	234,628
Provision for depreciation	26,565	23,205	76,969	70,030
Amortization of regulatory assets	96,051	102,954	262,900	280,980
General taxes	18,344	19,476	48,427	52,042
Total expenses	734,490	944,906	2,043,763	2,389,534

OPERATING INCOME	133,746	157,697	306,216	342,040

OTHER INCOME (EXPENSE):
Miscellaneous income	1,301	(565)	4,113	459
Interest expense	(29,593)	(25,747)	(87,132)	(75,051)
Capitalized interest	139	257	419	963
Total other expense	(28,153)	(26,055)	(82,600)	(73,629)

INCOME BEFORE INCOME TAXES	105,593	131,642	223,616	268,411

INCOME TAXES	43,435	55,752	95,834	115,623

NET INCOME	62,158	75,890	127,782	152,788

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(51,932)	(3,449)	(26,893)	(10,347)
Unrealized gain on derivative hedges	69	69	207	207
Other comprehensive loss	(51,863)	(3,380)	(26,686)	(10,140)
Income tax benefit related to other comprehensive income	(21,295)	(1,469)	(8,806)	(4,408)
Other comprehensive loss, net of tax	(30,568)	(1,911)	(17,880)	(5,732)

TOTAL COMPREHENSIVE INCOME	$31,590	$73,979	$109,902	$147,056

The accompanying Notes to Consolidated Financial Statements as they relate to Jersey Central Power & Light Company are an integral part of these statements.

JERSEY CENTRAL POWER & LIGHT COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	Setpember 30,	December 31,
	2009	2008
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1	$66
Receivables-
Customers (less accumulated provisions of $3,789,000 and $3,230,000
respectively, for uncollectible accounts)	339,025	340,485
Associated companies	147	265
Other	20,128	37,534
Notes receivable - associated companies	16,915	16,254
Prepaid taxes	94,140	10,492
Other	17,683	18,066
	488,039	423,162
UTILITY PLANT:
In service	4,427,994	4,307,556
Less - Accumulated provision for depreciation	1,597,831	1,551,290
	2,830,163	2,756,266
Construction work in progress	49,873	77,317
	2,880,036	2,833,583
OTHER PROPERTY AND INVESTMENTS:
Nuclear fuel disposal trust	196,253	181,468
Nuclear plant decommissioning trusts	161,629	143,027
Other	2,174	2,145
	360,056	326,640
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	1,810,936	1,810,936
Regulatory assets	949,814	1,228,061
Other	25,987	29,946
	2,786,737	3,068,943
	$6,514,868	$6,652,328
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$30,227	$29,094
Short-term borrowings-
Associated companies	6,614	121,380
Accounts payable-
Associated companies	17,189	12,821
Other	153,704	198,742
Accrued taxes	3,994	20,561
Accrued interest	30,143	9,197
Other	113,232	133,091
	355,103	524,886
CAPITALIZATION
Common stockholder's equity-
Common stock, $10 par value, authorized 16,000,000 shares-
13,628,447 shares outstanding	136,284	144,216
Other paid-in capital	2,506,930	2,644,756
Accumulated other comprehensive loss	(234,418)	(216,538)
Retained earnings	196,358	156,576
Total common stockholder's equity	2,605,154	2,729,010
Long-term debt and other long-term obligations	1,810,367	1,531,840
	4,415,521	4,260,850
NONCURRENT LIABILITIES:
Power purchase contract liability	424,921	531,686
Accumulated deferred income taxes	700,187	689,065
Nuclear fuel disposal costs	196,454	196,235
Asset retirement obligations	99,954	95,216
Retirement benefits	131,621	190,182
Other	191,107	164,208
	1,744,244	1,866,592
COMMITMENTS AND CONTINGENCIES (Note 9)
	$6,514,868	$6,652,328

The accompanying Notes to Consolidated Financial Statements as they relate to Jersey Central Power & Light Company are an integral part of these balance sheets.

JERSEY CENTRAL POWER & LIGHT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127,782	$152,788
Adjustments to reconcile net income to net cash from operating activities -
Provision for depreciation	76,969	70,030
Amortization of regulatory assets	262,900	280,980
Deferred purchased power and other costs	(106,340)	(107,649)
Deferred income taxes and investment tax credits, net	40,989	1,051
Accrued compensation and retirement benefits	7,308	(32,087)
Cash collateral received from (returned to) suppliers	(210)	23,138
Pension trust contribution	(100,000)	-
Decrease (increase) in operating assets-
Receivables	18,984	(43,742)
Prepaid taxes	(83,648)	(62,148)
Other current assets	110	234
Increase (decrease) in operating liabilities-
Accounts payable	(40,670)	36,099
Accrued taxes	(13,399)	2,082
Accrued interest	20,946	17,276
Tax collections payable	(9,714)	(12,493)
Other	12,606	(466)
Net cash provided from operating activities	214,613	325,093

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	299,619	-
Short-term borrowings, net	-	12,236
Redemptions and Repayments-
Long-term debt	(20,570)	(19,138)
Common Stock	(150,000)	-
Short-term borrowings, net	(114,766)	-
Dividend Payments-
Common stock	(88,000)	(186,000)
Other	(2,275)	-
Net cash used for financing activities	(75,992)	(192,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(121,342)	(136,265)
Proceeds from asset sales	-	20,000
Loans to associated companies, net	(660)	553
Sales of investment securities held in trusts	338,684	186,564
Purchases of investment securities held in trusts	(351,216)	(199,699)
Other	(4,152)	(3,400)
Net cash used for investing activities	(138,686)	(132,247)

Net decrease in cash and cash equivalents	(65)	(56)
Cash and cash equivalents at beginning of period	66	94
Cash and cash equivalents at end of period	$1	$38

The accompanying Notes to Consolidated Financial Statements as they relate to Jersey Central Power & Light Company are an integral part of these statements.

METROPOLITAN EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(In thousands)

REVENUES:
Electric sales	$424,901	$434,742	$1,194,609	$1,188,171
Gross receipts tax collections	20,612	20,793	58,181	59,669
Total revenues	445,513	455,535	1,252,790	1,247,840

EXPENSES:
Purchased power from affiliates	94,768	81,846	273,497	233,496
Purchased power from non-affiliates	142,495	163,853	389,705	446,928
Other operating costs	63,654	126,659	221,320	350,704
Provision for depreciation	13,262	11,394	38,320	33,446
Amortization (deferral) of regulatory assets, net	84,631	3,680	173,770	(10,162)
General taxes	22,540	23,030	66,509	64,887
Total expenses	421,350	410,462	1,163,121	1,119,299

OPERATING INCOME	24,163	45,073	89,669	128,541

OTHER INCOME (EXPENSE):
Interest income	2,169	4,016	8,124	14,368
Miscellaneous income	1,068	88	2,982	568
Interest expense	(14,380)	(11,014)	(42,502)	(33,666)
Capitalized interest	47	93	124	73
Total other expense	(11,096)	(6,817)	(31,272)	(18,657)

INCOME BEFORE INCOME TAXES	13,067	38,256	58,397	109,884

INCOME TAXES	2,324	16,270	21,027	45,866

NET INCOME	10,743	21,986	37,370	64,018

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(31,365)	(2,233)	557	(6,699)
Unrealized gain on derivative hedges	84	84	252	252
Other comprehensive income (loss)	(31,281)	(2,149)	809	(6,447)
Income tax expense (benefit) related to other comprehensive income	(13,112)	(971)	2,273	(2,912)
Other comprehensive loss, net of tax	(18,169)	(1,178)	(1,464)	(3,535)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(7,426)	$20,808	$35,906	$60,483

The accompanying Notes to Consolidated Financial Statements as they relate to Metropolitan Edison Company are an integral part of these statements.

METROPOLITAN EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2009	2008
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$124	$144
Receivables-
Customers (less accumulated provisions of $3,880,000 and $3,616,000,
respectively, for uncollectible accounts)	165,519	159,975
Associated companies	43,462	17,034
Other	11,472	19,828
Notes receivable from associated companies	18,032	11,446
Prepaid taxes	29,895	6,121
Other	4,650	1,621
	273,154	216,169
UTILITY PLANT:
In service	2,141,513	2,065,847
Less - Accumulated provision for depreciation	800,750	779,692
	1,340,763	1,286,155
Construction work in progress	11,718	32,305
	1,352,481	1,318,460
OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	258,475	226,139
Other	981	976
	259,456	227,115
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	416,499	416,499
Regulatory assets	403,690	412,994
Power purchase contract asset	186,661	300,141
Other	33,977	31,031
	1,040,827	1,160,665
	$2,925,918	$2,922,409
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$128,500	$28,500
Short-term borrowings-
Associated companies	-	15,003
Other	-	250,000
Accounts payable-
Associated companies	26,817	28,707
Other	39,927	55,330
Accrued taxes	5,143	16,238
Accrued interest	11,756	6,755
Other	30,354	30,647
	242,497	431,180
CAPITALIZATION:
Common stockholder's equity-
Common stock, without par value, authorized 900,000 shares-
859,500 shares outstanding	1,197,007	1,196,172
Accumulated other comprehensive loss	(142,448)	(140,984)
Accumulated deficit	(13,754)	(51,124)
Total common stockholder's equity	1,040,805	1,004,064
Long-term debt and other long-term obligations	713,843	513,752
	1,754,648	1,517,816
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	448,951	387,757
Accumulated deferred investment tax credits	7,427	7,767
Nuclear fuel disposal costs	44,378	44,328
Asset retirement obligations	177,335	170,999
Retirement benefits	31,753	145,218
Power purchase contract liability	151,815	150,324
Other	67,114	67,020
	928,773	973,413
COMMITMENTS AND CONTINGENCIES (Note 9)
	$2,925,918	$2,922,409

The accompanying Notes to Consolidated Financial Statements as they relate to Metropolitan Edison Company are an integral part of these balance sheets.

METROPOLITAN EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,370	$64,018
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	38,320	33,446
Amortization (deferral) of regulatory assets, net	173,770	(10,162)
Deferred costs recoverable as regulatory assets	(70,044)	(9,673)
Deferred income taxes and investment tax credits, net	59,393	39,919
Accrued compensation and retirement benefits	6,712	(18,948)
Pension trust contribution	(123,521)	-
Cash collateral	(6,800)	-
Decrease (Increase) in operating assets-
Receivables	(23,370)	(19,751)
Prepayments and other current assets	(22,614)	(4,144)
Increase (decrease) in operating liabilities-
Accounts payable	(17,293)	(9,250)
Accrued taxes	(11,095)	(13,285)
Accrued interest	5,001	495
Other	11,891	13,510
Net cash provided from operating activities	57,720	66,175

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	300,000	28,500
Short-term borrowings, net	-	29,959
Redemptions and Repayments-
Long-term debt	-	(28,640)
Short-term borrowings, net	(265,003)	-
Other	(2,268)	-
Net cash provided from financing activities	32,729	29,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(73,106)	(87,536)
Sales of investment securities held in trusts	88,802	131,915
Purchases of investment securities held in trusts	(95,982)	(140,429)
Loans from (to) associated companies, net	(6,586)	1,163
Other	(3,597)	(1,113)
Net cash used for investing activities	(90,469)	(96,000)

Net decrease in cash and cash equivalents	(20)	(6)
Cash and cash equivalents at beginning of period	144	135
Cash and cash equivalents at end of period	$124	$129

The accompanying Notes to Consolidated Financial Statements as they relate to Metropolitan Edison Company are an integral part of these statements.

PENNSYLVANIA ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(In thousands)
REVENUES:
Electric sales	$340,246	$372,576	$1,028,420	$1,083,986
Gross receipts tax collections	15,246	17,200	47,342	52,704
Total revenues	355,492	389,776	1,075,762	1,136,690

EXPENSES:
Purchased power from affiliates	81,191	68,743	249,438	214,775
Purchased power from non-affiliates	144,777	161,913	397,260	442,906
Other operating costs	47,785	54,727	171,375	175,904
Provision for depreciation	15,038	14,097	45,074	40,531
Amortization of regulatory assets, net	17,201	23,415	44,090	55,346
General taxes	17,230	20,285	56,074	60,485
Total expenses	323,222	343,180	963,311	989,947

OPERATING INCOME	32,270	46,596	112,451	146,743

OTHER INCOME (EXPENSE):
Miscellaneous income	1,156	(93)	2,865	774
Interest expense	(11,614)	(14,934)	(36,690)	(45,157)
Capitalized interest	23	57	74	(679)
Total other expense	(10,435)	(14,970)	(33,751)	(45,062)

INCOME BEFORE INCOME TAXES	21,835	31,626	78,700	101,681

INCOME TAXES	6,039	9,058	29,393	39,324

NET INCOME	15,796	22,568	49,307	62,357

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(79,579)	(3,474)	(47,224)	(10,421)
Unrealized gain on derivative hedges	17	16	49	48
Change in unrealized gain on available-for-sale securities	19	2	3	(8)
Other comprehensive loss	(79,543)	(3,456)	(47,172)	(10,381)
Income tax benefit related to other comprehensive loss	(33,141)	(1,510)	(16,986)	(4,536)
Other comprehensive loss, net of tax	(46,402)	(1,946)	(30,186)	(5,845)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(30,606)	$20,622	$19,121	$56,512

The accompanying Notes to Consolidated Financial Statements as they relate to Pennsylvania Electric Company are an integral part of these statements.

PENNSYLVANIA ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2009	2008
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9	$23
Receivables-
Customers (less accumulated provisions of $2,844,000 and $3,121,000,
respectively, for uncollectible accounts)	124,178	146,831
Associated companies	98,061	65,610
Other	14,116	26,766
Notes receivable from associated companies	14,186	14,833
Prepaid taxes	41,916	16,310
Other	641	1,517
	293,107	271,890
UTILITY PLANT:
In service	2,397,432	2,324,879
Less - Accumulated provision for depreciation	891,835	868,639
	1,505,597	1,456,240
Construction work in progress	28,729	25,146
	1,534,326	1,481,386
OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	137,008	115,292
Non-utility generation trusts	119,163	116,687
Other	290	293
	256,461	232,272
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	768,628	768,628
Power purchase contract asset	23,979	119,748
Regulatory assets	3,433	-
Other	18,814	18,658
	814,854	907,034
	$2,898,748	$2,892,582
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$80,000	$145,000
Short-term borrowings-
Associated companies	41,632	31,402
Other	-	250,000
Accounts payable-
Associated companies	27,126	63,692
Other	41,210	48,633
Accrued taxes	6,104	13,264
Accrued interest	10,561	13,131
Other	27,237	31,730
	233,870	596,852
CAPITALIZATION:
Common stockholder's equity-
Common stock, $20 par value, authorized 5,400,000 shares-
4,427,577 shares outstanding	88,552	88,552
Other paid-in capital	913,374	912,441
Accumulated other comprehensive loss	(158,183)	(127,997)
Retained earnings	75,420	76,113
Total common stockholder's equity	919,163	949,109
Long-term debt and other long-term obligations	1,096,745	633,132
	2,015,908	1,582,241
NONCURRENT LIABILITIES:
Regulatory liabilities	-	136,579
Accumulated deferred income taxes	220,925	169,807
Retirement benefits	168,767	172,718
Asset retirement obligations	90,334	87,089
Power purchase contract liability	108,160	83,600
Other	60,784	63,696
	648,970	713,489
COMMITMENTS AND CONTINGENCIES (Note 9)
	$2,898,748	$2,892,582

The accompanying Notes to Consolidated Financial Statements as they relate to Pennsylvania Electric Company are an integral part of these balance sheets.

PENNSYLVANIA ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,307	$62,357
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	45,074	40,531
Amortization of regulatory assets, net	44,090	55,346
Deferred costs recoverable as regulatory assets	(76,953)	(20,304)
Deferred income taxes and investment tax credits, net	56,144	68,377
Accrued compensation and retirement benefits	6,271	(21,190)
Pension trust contribution	(60,000)	-
Decrease (increase) in operating assets-
Receivables	3,687	(42,971)
Prepayments and other current assets	(24,730)	(28,730)
Increase (decrease) in operating liabilities-
Accounts payable	(8,988)	(8,437)
Accrued taxes	(7,015)	(11,521)
Accrued interest	(2,570)	867
Other	13,392	14,663
Net cash provided from operating activities	37,709	108,988

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	498,583	45,000
Short-term borrowings, net	-	65,590
Redemptions and Repayments-
Long-term debt	(100,000)	(45,332)
Short-term borrowings, net	(239,770)	-
Dividend Payments-
Common stock	(85,000)	(65,000)
Other	(3,865)	-
Net cash provided from financing activities	69,948	258

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(92,070)	(94,810)
Loan repayments from associated companies, net	647	907
Sales of investment securities held in trust	80,986	84,499
Purchases of investment securities held in trust	(91,105)	(96,950)
Other	(6,129)	(2,902)
Net cash used for investing activities	(107,671)	(109,256)

Net decrease in cash and cash equivalents	(14)	(10)
Cash and cash equivalents at beginning of period	23	46
Cash and cash equivalents at end of period	$9	$36

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

FirstEnergy and its subsidiaries follow GAAP and comply with the regulations, orders, policies and practices prescribed by the SEC, the FERC and, as applicable, the PUCO, the PPUC and the NJBPU. The preparation of financial statements in conformity with GAAP requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The reported results of operations are not indicative of results of operations for any future period. In preparing the financial statements, FirstEnergy and its subsidiaries have evaluated events and transactions for potential recognition or disclosure through November 6, 2009, the date the financial statements were issued.

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

FirstEnergy and its subsidiaries consolidate all majority-owned subsidiaries over which they exercise control and, when applicable, entities for which they have a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation. FirstEnergy consolidates a VIE (see Note 7) when it is determined to be the VIE's primary beneficiary. Investments in non-consolidated affiliates over which FirstEnergy and its subsidiaries have the ability to exercise significant influence, but not control (20-50% owned companies, joint ventures and partnerships) follow the equity method of accounting. Under the equity method, the interest in the entity is reported as an investment in the Consolidated Balance Sheets and the percentage share of the entity's earnings is reported in the Consolidated Statements of Income.

The consolidated financial statements as of September 30, 2009 and for the three-month and nine-month periods ended September 30, 2009 and 2008, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report (dated November 6, 2009) is included herein. The report of PricewaterhouseCoopers LLP states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

	Three Months Ended		Nine Months Ended
Reconciliation of Basic and Diluted Earnings per Share	September 30		September 30
of Common Stock	2009	2008	2009	2008
	(In millions, except per share amounts)
Earnings available to FirstEnergy Corp.	$234	$471	$768	$1,010

Average shares of common stock outstanding - Basic	304	304	304	304
Assumed exercise of dilutive stock options and awards	2	3	2	3
Average shares of common stock outstanding - Diluted	306	307	306	307

Basic earnings per share of common stock	$.77	$1.55	$2.52	$3.32
Diluted earnings per share of common stock	$.77	$1.54	$2.51	$3.29

3. GOODWILL

In a business combination, the excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed is recognized as goodwill. FirstEnergy evaluates its goodwill for impairment at least annually and more frequently as indicators of impairment arise. FirstEnergy's 2009 annual evaluation was completed in the third quarter of 2009 with no impairment indicated.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

(A)	LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported on the Consolidated Balance Sheets at cost, which approximates their fair market value, in the caption "short-term borrowings." The following table provides the approximate fair value and related carrying amounts of long-term debt and other long-term obligations as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In millions)
FirstEnergy	$13,675	$14,483	$11,585	$11,146
FES	4,233	4,304	2,552	2,528
OE	1,169	1,318	1,232	1,223
CEI	1,900	2,033	1,741	1,618
TE	600	656	300	244
JCP&L	1,849	1,977	1,569	1,520
Met-Ed	842	911	542	519
Penelec	1,179	1,221	779	721

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

All temporary cash investments purchased with an initial maturity of three months or less are reported as cash equivalents on the Consolidated Balance Sheets at cost, which approximates their fair market value. Investments other than cash and cash equivalents include held-to-maturity securities, available-for-sale securities, and notes receivable.

FES and the Utilities periodically evaluate their investments for other-than-temporary impairment. They first consider their intent and ability to hold an equity investment until recovery and then consider, among other factors, the duration and the extent to which the security's fair value has been less than cost and the near-term financial prospects of the security issuer when evaluating an investment for impairment. For debt securities, FES and the Utilities consider their intent to hold the security, the likelihood that they will be required to sell the security before recovery of its cost basis, and the likelihood of recovery of the security's entire amortized cost basis.

Available-For-Sale Securities

FES and the Utilities hold debt and equity securities within their nuclear decommissioning trusts, nuclear fuel disposal trusts and NUG trusts. These trust investments are considered as available-for-sale at fair market value. FES and the Utilities have no securities held for trading purposes.

The following table summarizes the amortized cost basis, unrealized gains and losses and fair values of investments in available-for-sale securities as of September 30, 2009 and December 31, 2008:

	September 30, 2009(1)				December 31, 2008(2)
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
Debt securities	(In millions)
FirstEnergy(3)	$576	$25	$-	$601	$1,078	$56	$-	$1,134
FES	7	1	-	8	401	28	-	429
OE	2	-	-	2	86	9	-	95
TE	-	-	-	-	66	8	-	74
JCP&L	266	13	-	279	249	9	-	258
Met-Ed	121	6	-	127	111	4	-	115
Penelec	180	5	-	185	164	3	-	167

Equity securities
FirstEnergy	$245	$33	$-	$278	$589	$39	$-	$628
FES	-	-	-	-	355	25	-	380
OE	-	-	-	-	17	1	-	18
JCP&L	72	8	-	80	64	2	-	66
Met-Ed	114	18	-	132	101	9	-	110
Penelec	59	7	-	66	51	2	-	53

(1) Excludes cash balances of $1,291 million at FirstEnergy, $1,094 million at FES, $2 million at JCP&L, $120 million at OE, $5 million at Penelec and $75 million at TE.
(2) Excludes cash balances of $244 million at FirstEnergy, $225 million at FES, $12 million at Penelec, $4 million at OE and $1 million at Met-Ed.
(3) Includes fair values as of September 30, 2009 and December 31, 2008 of $557 million and $953 million of government obligations, $44 million and $175 million of corporate debt and $1 million and $6 million of mortgage backed securities.

Proceeds from the sale of investments in available-for-sale securities, realized gains and losses on those sales, and interest and dividend income for the nine-month period ended September 30, 2009 were as follows:

	FirstEnergy	FES	OE	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Proceeds from sales	$3,040	$2,153	$207	$171	$339	$89	$81
Realized gains	186	162	11	7	4	1	1
Realized losses	96	62	3	-	11	13	7
Interest and dividend income	47	22	4	2	10	5	4

Unrealized gains applicable to the decommissioning trusts of OE, TE and FES are recognized in OCI as fluctuations in fair value will eventually impact earnings. The decommissioning trusts of JCP&L, Met-Ed and Penelec are subject to regulatory accounting. Net unrealized gains and losses are recorded as regulatory assets or liabilities since the difference between investments held in trust and the decommissioning liabilities will be recovered from or refunded to customers.

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

During the three-month period ended September 30, 2009, FES recognized $135 million of realized gains resulting from the sale of securities held in the nuclear decommissioning trust.

Held-To-Maturity Securities

The following table provides the amortized cost basis, unrealized gains and losses, and approximate fair values of investments in held-to-maturity securities (except for investments of $271 million and $293 million that are not required to be disclosed) as of September 30, 2009 and December 31, 2008:

	September 30, 2009				December 31, 2008
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
Debt securities	(In millions)
FirstEnergy	$621	$91	$-	$712	$673	$14	$13	$674
OE	230	57	-	287	240	-	13	227
CEI	389	34	-	423	426	9	-	435

The following table provides the approximate fair value and related carrying amounts of notes receivable as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes receivable	(In millions)
FirstEnergy	$45	$42	$45	$44
FES	4	4	75	74
OE	193	234	257	294
TE	161	180	180	189

The fair value of notes receivable represents the present value of the cash inflows based on the yield to maturity. The yields assumed were based on financial instruments with similar characteristics and terms. The maturity dates range from 2009 to 2040.

(C)	RECURRING FAIR VALUE MEASUREMENTS

FirstEnergy's valuation techniques, including the three levels of the fair value hierarchy, are disclosed in Note 5 of the Notes to Consolidated Financial Statements in FirstEnergy's Annual Report on Form 10-K for the year ended December 31, 2008.

The following tables set forth financial assets and financial liabilities that are accounted for at fair value by level within the fair value hierarchy as of September 30, 2009 and December 31, 2008. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. FirstEnergy's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the fair valuation of assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Fair Value Measures as of September 30, 2009
	Level 1 - Assets				Level 1 - Liabilities
	(In millions)
	Derivatives	Available-for- Sale Securities(1)	Other Investments	Total	Derivatives	NUG Contracts(2)	Total
FirstEnergy	$-	$278	$-	$278	$15	$-	$15
FES	-	1	-	1	15	-	15
OE	-	-	-	-	-	-	-
JCP&L	-	81	-	81	-	-	-
Met-Ed	-	125	-	125	-	-	-
Penelec	-	71	-	71	-	-	-

	Level 2 - Assets				Level 2 - Liabilities
	Derivatives	Available-for- Sale Securities(1)	Other Investments	Total	Derivatives	NUG Contracts(2)	Total
FirstEnergy	$32	$1,896	$78	$2,006	$6	$-	$6
FES	13	1,103	-	1,116	5	-	5
OE	-	123	-	123	-	-	-
TE	-	75	-	75	-	-	-
JCP&L	5	276	-	281	-	-	-
Met-Ed	9	134	-	143	-	-	-
Penelec	5	185	-	190	-	-	-

	Level 3 - Assets				Level 3 - Liabilities
	Derivatives	Available-for- Sale Securities(1)	NUG Contracts(2)	Total	Derivatives	NUG Contracts(2)	Total
FirstEnergy	$-	$-	$220	$220	$-	$685	$685
JCP&L	-	-	9	9	-	425	425
Met-Ed	-	-	187	187	-	152	152
Penelec	-	-	24	24	-	108	108

(1)	Consists of investments in nuclear decommissioning trusts, spent nuclear fuel trusts and NUG trusts. Balance excludes $2 million of receivables, payables and accrued income.
(2)     NUG contracts are completely offset by regulatory assets and do not impact earnings.

Recurring Fair Value Measures as of December 31, 2008
	Level 1 – Assets				Level 1 - Liabilities
	(In millions)
	Derivatives	Available-for- Sale Securities(1)	Other Investments	Total	Derivatives	NUG Contracts(2)	Total
FirstEnergy	$-	$537	$-	$537	$25	$-	$25
FES	-	290	-	290	25	-	25
OE	-	18	-	18	-	-	-
JCP&L	-	67	-	67	-	-	-
Met-Ed	-	104	-	104	-	-	-
Penelec	-	58	-	58	-	-	-

	Level 2 - Assets				Level 2 - Liabilities
	Derivatives	Available-for- Sale Securities(1)	Other Investments	Total	Derivatives	NUG Contracts(2)	Total
FirstEnergy	$40	$1,464	$83	$1,587	$31	$-	$31
FES	12	744	-	756	28	-	28
OE	-	98	-	98	-	-	-
TE	-	73	-	73	-	-	-
JCP&L	7	255	-	262	-	-	-
Met-Ed	14	121	-	135	-	-	-
Penelec	7	174	-	181	-	-	-

	Level 3 - Assets				Level 3 - Liabilities
	Derivatives	Available-for- Sale Securities(1)	NUG Contracts(2)	Total	Derivatives	NUG Contracts(2)	Total
FirstEnergy	$-	$-	$434	$434	$-	$766	$766
JCP&L	-	-	14	14	-	532	532
Met-Ed	-	-	300	300	-	150	150
Penelec	-	-	120	120	-	84	84

(1)	Consists of investments in nuclear decommissioning trusts, spent nuclear fuel trusts and NUG trusts. Balance excludes $5 million of receivables, payables and accrued income.
(2)     NUG contracts are completely offset by regulatory assets and do not impact earnings.

The determination of the above fair value measures takes into consideration various factors. These factors include nonperformance risk, including counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of nonperformance risk was immaterial in the fair value measurements.

The following tables set forth a reconciliation of changes in the fair value of NUG contracts classified as Level 3 in the fair value hierarchy for the three and nine months ended September 30, 2009 and 2008 (in millions):

	FirstEnergy	JCP&L	Met-Ed	Penelec
Balance as of January 1, 2009	$(332)	$(518)	$150	$36
Settlements(1)	273	132	63	78
Unrealized gains (losses)(1)	(406)	(30)	(178)	(198)
Net transfers to (from) Level 3	-	-	-	-
Balance as of September 30, 2009	$(465)	$(416)	$35	$(84)

Change in unrealized gains (losses) relating to instruments held as of September 30, 2009	$(406)	$(30)	$(178)	$(198)

Balance as of July 1, 2009	$(536)	$(466)	$23	$(93)
Settlements(1)	93	42	20	31
Unrealized gains (losses)(1)	(22)	8	(8)	(22)
Net transfers to (from) Level 3	-	-	-	-
Balance as of September 30, 2009	$(465)	$(416)	$35	$(84)

Change in unrealized gains (losses) relating to instruments held as of September 30, 2009	$(22)	$8	$(8)	$(22)

 (1)  Changes in fair value of NUG contracts are completely offset by regulatory assets and do not impact earnings.

	FirstEnergy	JCP&L	Met-Ed	Penelec
Balance as of January 1, 2008	$(803)	$(750)	$(28)	$(25)
Settlements(1)	167	152	(5)	20
Unrealized gains (losses)(1)	314	(43)	236	121
Net transfers to (from) Level 3	-	-	-	-
Balance as of September 30, 2008	$(322)	$(641)	$203	$116

Change in unrealized gains (losses) relating to instruments held as of September 30, 2008	$314	$(43)	$236	$121

Balance as of July 1, 2008	$(17)	$(644)	$350	$278
Settlements(1)	57	57	(7)	7
Unrealized gains (losses)(1)	(362)	(54)	(140)	(169)
Net transfers to (from) Level 3	-	-	-	-
Balance as of September 30, 2008	$(322)	$(641)	$203	$116

Change in unrealized gains (losses) relating to instruments held as of September 30, 2008	$(362)	$(54)	$(140)	$(169)

 (1)  Changes in fair value of NUG contracts are completely offset by regulatory assets and do not impact earnings.

5. DERIVATIVE INSTRUMENTS

FirstEnergy is exposed to financial risks resulting from fluctuating interest rates and commodity prices, including prices for electricity, natural gas, coal and energy transmission. To manage the volatility relating to these exposures, FirstEnergy uses a variety of derivative instruments, including forward contracts, options, futures contracts and swaps. The derivatives are used for risk management purposes. In addition to derivatives, FirstEnergy also enters into master netting agreements with certain third parties. FirstEnergy's Risk Policy Committee, comprised of members of senior management, provides general management oversight for risk management activities throughout FirstEnergy. The Committee is responsible for promoting the effective design and implementation of sound risk management programs and oversees compliance with corporate risk management policies and established risk management practices.

FirstEnergy accounts for derivative instruments on its Consolidated Balance Sheets at fair value unless they meet the normal purchase and normal sales criteria. Derivatives that meet those criteria are accounted for at cost. The changes in the fair value of derivative instruments that do not meet the normal purchase and normal sales criteria are included in other expense, unrealized gain (loss) on derivative hedges in other comprehensive income (loss), or as part of the value of the hedged item.

Interest Rate Derivatives

Under the revolving credit facility, FirstEnergy, and its subsidiaries, incur variable interest charges based on LIBOR. FirstEnergy currently holds swaps with a notional value of $200 million to hedge against changes in associated interest rates. Hedges with a notional value of $100 million expire in November 2009 and $100 million expire in January 2010. The swaps are accounted for as cash flow hedges. As of September 30, 2009, the fair value of outstanding swaps was $(2) million.

FirstEnergy uses forward starting swap agreements to hedge a portion of the consolidated interest rate risk associated with issuances of fixed-rate, long-term debt securities of its subsidiaries. These derivatives are treated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury rates between the date of hedge inception and the date of the debt issuance. For the three months and nine months ended September 30, 2009, FirstEnergy terminated forward swaps with a notional value of $2.3 billion and $2.4 billion, respectively. FirstEnergy recognized losses of approximately $17 million and $18 million, respectively -- of which the ineffective portion recognized as an adjustment to interest expense was immaterial. The remaining effective portions will be amortized to interest expense over the life of the hedged debt.

As of September 30, 2009 and December 31, 2008, the fair value of outstanding interest rate derivatives was $(2) million and $(3) million, respectively. Interest rate derivatives are included in "Other Noncurrent Liabilities" on FirstEnergy’s consolidated balance sheets. The effects of interest rate derivatives on the consolidated statements of income and comprehensive income during the three months and nine months ended September 30, 2009 and 2008 were:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(In millions)
Effective Portion
Loss Recognized in AOCL	$(17)	$(2)	$(18)	$(11)
Loss Reclassified from AOCL into Interest Expense	(26)	(4)	(37)	(11)
Ineffective Portion
Loss Recognized in Interest Expense	-	-	-	(5)

Total unamortized losses included in AOCL associated with prior interest rate hedges totaled $94 million ($57 million net of tax) as of September 30, 2009. Based on current estimates, approximately $11 million will be amortized to interest expense during the next twelve months. FirstEnergy’s interest rate swaps do not include any contingent credit risk related features.

Commodity Derivatives

FirstEnergy uses both physically and financially settled derivatives to manage its exposure to volatility in commodity prices. Commodity derivatives are used for risk management purposes to hedge exposures when it makes economic sense to do so, including circumstances in which the hedging relationship does not qualify for hedge accounting. Derivatives that do not qualify under the normal purchase or sales criteria or for hedge accounting as cash flow hedges are marked to market through earnings. FirstEnergy’s risk policy does not allow derivatives to be used for speculative or trading purposes. FirstEnergy hedges forecasted electric sales and purchases and anticipated natural gas purchases using forwards and options. Heating oil futures are used to hedge both oil purchases and fuel surcharges associated with rail transportation contracts. FirstEnergy’s hedge term is typically two years. The effective portions of all cash flow hedges are initially recorded in AOCL and are subsequently included in net income as the underlying hedged commodities are delivered.

The following tables summarize the fair value of commodity derivatives in FirstEnergy’s Consolidated Balance Sheets:

Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
	September 30	December 31		September 30	December 31
	2009	2008		2009	2008
Cash Flow Hedges	(In millions)		Cash Flow Hedges	(In millions)
Electricity Forwards			Electricity Forwards
Current Assets	$13	$11	Current Liabilities	$5	$27
Natural Gas Futures			Natural Gas Futures
Current Assets	-	-	Current Liabilities	8	4
Long-Term Deferred Charges	-	-	Noncurrent Liabilities	1	5
Other			Other
Current Assets	-	-	Current Liabilities	5	12
Long-Term Deferred Charges	-	-	Noncurrent Liabilities	2	4
	$13	$11		$21	52

Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
	September 30 2009	December 31 2008		September 30 2009	December 31 2008
Economic Hedges	(In millions)		Economic Hedges	(In millions)
NUG Contracts			NUG Contracts
Power Purchase			Power Purchase
Contract Asset	$220	$434	Contract Liability	$685	$766
Other			Other
Current Assets	-	1	Current Liabilities	-	1
Long-Term Deferred Charges	19	28	Noncurrent Liabilities	-	-
	$239	$463		$685	$767
Total Commodity Derivatives	$252	$474	Total Commodity Derivatives	$706	$819

Electricity forwards are used to balance expected retail and wholesale sales with expected generation and purchased power. Natural gas futures are entered into based on expected consumption of natural gas, primarily used in FirstEnergy’s peaking units. Heating oil futures are entered into based on expected consumption of oil and the financial risk in FirstEnergy’s coal transportation contracts. Derivative instruments are not used in quantities greater than forecasted needs. The following table summarizes the volume of FirstEnergy’s outstanding derivative transactions as of September 30, 2009.

	Purchases	Sales	Net	Units
	(In thousands)
Electricity Forwards	156	(2,913)	(2,757)	MWH
Heating Oil Futures	5,880	-	5,880	Gallons
Natural Gas Futures	3,000	(2,500)	500	mmBtu

The effect of derivative instruments on the consolidated statements of income and comprehensive income for the three months and nine months ended September 30, 2009 and 2008, for instruments designated in cash flow hedging relationships and not in hedging relationships, respectively, are summarized in the following tables:

Derivatives in Cash Flow Hedging Relationships	Electricity	Natural Gas	Heating Oil
	Forwards	Futures	Futures	Total
Three Months Ended September 30, 2009	(in millions)
Gain (Loss) Recognized in AOCL (Effective Portion)	$15	$(2)	$-	$13
Effective Gain (Loss) Reclassified to:(1)
Purchased Power Expense	11	-	-	11
Fuel Expense	-	(4)	(2)	(6)

Nine Months Ended September 30, 2009
Gain (Loss) Recognized in AOCL (Effective Portion)	$19	$(9)	$-	$10
Effective Gain (Loss) Reclassified to:(1)
Purchased Power Expense	(6)	-	-	(6)
Fuel Expense	-	(9)	(10)	(19)

Three Months Ended September 30, 2008
Gain (Loss) Recognized in AOCL (Effective Portion)	$42	$(2)	$-	$40
Effective Gain (Loss) Reclassified to:(1)
Purchased Power Expense	3	-	-	3
Fuel Expense	-	3	-	3

Nine Months Ended September 30, 2008
Gain (Loss) Recognized in AOCL (Effective Portion)	$12	$4	$-	$16
Effective Gain (Loss) Reclassified to:(1)
Purchased Power Expense	(10)	-	-	(10)
Fuel Expense	-	4	-	4

(1) The ineffective portion was immaterial.

	Three Months Ended September 30			Nine Months Ended September 30
Derivatives Not in Hedging Relationships	NUG			NUG
	Contracts	Other	Total	Contracts	Other	Total
2009	(In millions)
Unrealized Gain (Loss) Recognized in:
Fuel Expense(1)	$-	$(1)	$(1)	$-	$2	$2
Regulatory Assets(2)	(22)	-	(22)	(406)	-	(406)
	$(22)	$(1)	$(23)	$(406)	$2	$(404)
Realized Gain (Loss) Reclassified to:
Fuel Expense(1)	$-	$1	$1	$-	$-	$-
Regulatory Assets(2)	(93)	-	(93)	(273)	11	(262)
	$(93)	$1	$(92)	$(273)	$11	$(262)
2008
Unrealized Gain (Loss) Recognized in:
Fuel Expense(1)	$-	$2	$2	$-	$2	$2
Regulatory Assets(2)	(362)	1	(361)	314	1	315
	$(362)	$3	$(359)	$314	$3	$317
Realized Gain (Loss) Reclassified to:
Fuel Expense(1)	$-	$1	$1	$-	$1	$1
Regulatory Assets(2)	(57)	1	(56)	(167)	11	(156)
	$(57)	$2	$(55)	$(167)	$12	$(155)

(1) The realized gain (loss) is reclassified upon termination of the derivative instrument.
(2) Changes in the fair value of NUG contracts are deferred for future recovery from (or refund to) customers.

Total unamortized losses included in AOCL associated with commodity derivatives were $9 million ($5 million net of tax) as of September 30, 2009, as compared to $44 million ($27 million net of tax) as of December 31, 2008. The net of tax change resulted from a net $7 million decrease related to current hedging activity and a $15 million decrease due to net hedge losses reclassified to earnings during the first nine months of 2009. Based on current estimates, approximately $3 million (after tax) of the net deferred losses on derivative instruments in AOCL as of September 30, 2009 are expected to be reclassified to earnings during the next twelve months as hedged transactions occur. The fair value of these derivative instruments fluctuate from period to period based on various market factors.

Many of FirstEnergy’s commodity derivatives contain credit risk features. As of September 30, 2009, FirstEnergy posted $133 million of collateral related to net liability positions and held no counterparties’ funds related to asset positions. The collateral FirstEnergy has posted relates to both derivative and non-derivative contracts. FirstEnergy’s largest derivative counterparties fully collateralize all derivative transactions. Certain commodity derivative contracts include credit risk-related contingent features that would require FirstEnergy to post additional collateral if the credit rating for its debt were to fall below investment grade. The aggregate fair value of derivative instruments with credit risk-related contingent features that are in a liability position on September 30, 2009 was $2 million, for which $106 million in collateral has been posted. If FirstEnergy’s credit rating were to fall below investment grade, it would be required to post $18 million of additional collateral related to commodity derivatives.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

On June 2, 2009, FirstEnergy amended its health care benefits plan (Plan) for all employees and retirees eligible to participate in the Plan. The Plan amendment, which reduces future health care coverage subsidies paid by FirstEnergy on behalf of participants, triggered a remeasurement of FirstEnergy’s other postretirement benefit plans as of May 31, 2009. As a result of the remeasurement, the Plan’s discount rate was revised to 7.5% while the expected long-term rate of return on assets remained at 9%. The remeasurement and Plan amendment increased FirstEnergy’s AOCI by approximately $449 million ($252 million, net of tax) in the second quarter of 2009 and reduced FirstEnergy’s 2009 net postretirement benefit cost (including amounts capitalized) by $48 million, including $27 million applicable to the first nine months of 2009.

In the third quarter of 2009, FirstEnergy incurred a $13 million net postretirement benefit cost (including amounts capitalized) related to an additional liability created by the VERO offered by FirstEnergy to qualified employees. The special termination benefits of the VERO included additional health care coverage subsidies paid by FirstEnergy to those qualified employees who elected to retire. A total of 715 employees accepted the VERO.

On September 2, 2009, the Utilities and ATSI made a $500 million voluntary contribution to the FirstEnergy Corp. Pension Plan (Pension Plan). Due to the significance of the voluntary contribution, FirstEnergy elected to remeasure its Pension Plan as of August 31, 2009. As a result of the remeasurement, the Pension Plan’s discount rate was revised to 6% while the expected long-term rate of return on assets remained at 9%. The remeasurement and voluntary contribution decreased FirstEnergy’s AOCI by approximately $494 million ($304 million, net of tax) in the third quarter of 2009 and will reduce FirstEnergy’s net postretirement benefit cost (including amounts capitalized) for the remainder of 2009 by $7 million, including a $2 million reduction that is applicable to the third quarter of 2009.

FirstEnergy’s net pension and OPEB expenses (benefits) for the three months ended September 30, 2009 and 2008 were $36 million (including $9 million attributable to the VERO-related charge mentioned above), and $(15) million, respectively. For the nine months ended September 30, 2009 and 2008, FirstEnergy’s net pension and OPEB expenses (benefits) were $117 million and $(44) million, respectively. The components of FirstEnergy's net pension and other postretirement benefit costs (including amounts capitalized) for the three months and nine months ended September 30, 2009 and 2008, consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension Benefits	2009	2008	2009	2008
	(In millions)
Service cost	$23	$22	$66	$65
Interest cost	79	75	239	224
Expected return on plan assets	(86)	(116)	(248)	(347)
Amortization of prior service cost	3	3	10	10
Recognized net actuarial loss	45	2	129	6
Net periodic cost (credit)	$64	$(14)	$196	$(42)

	Three Months Ended		Nine Months Ended
	September 30		September 30
Other Postretirement Benefits	2009	2008	2009	2008
	(In millions)
Service cost	$15	$5	$23	$14
Interest cost	13	18	51	55
Expected return on plan assets	(9)	(13)	(27)	(38)
Amortization of prior service cost	(48)	(37)	(127)	(111)
Recognized net actuarial loss	15	12	46	35
Net periodic cost (credit)	$(14)	$(15)	$(34)	$(45)

Pension and postretirement benefit obligations are allocated to FirstEnergy's subsidiaries employing the plan participants. FES and the Utilities capitalize employee benefits related to construction projects. The net periodic pension costs and net periodic postretirement benefit costs (including amounts capitalized) recognized by FES and each of the Utilities for the three months and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension Benefit Cost (Credit)	2009	2008	2009	2008
	(In millions)
FES	$19	$5	$56	$16
OE	6	(6)	20	(18)
CEI	5	(1)	14	(3)
TE	2	(1)	5	(2)
JCP&L	8	(3)	26	(10)
Met-Ed	5	(2)	16	(7)
Penelec	4	(3)	13	(9)
Other FirstEnergy subsidiaries	15	(3)	46	(9)
	$64	$(14)	$196	$(42)

	Three Months Ended		Nine Months Ended
	September 30		September 30
Other Postretirement Benefit Cost (Credit)	2009	2008	2009	2008
	(In millions)
FES	$(4)	$(2)	$(8)	$(5)
OE	(3)	(2)	(8)	(5)
CEI	-	1	1	2
TE	1	1	2	3
JCP&L	(2)	(4)	(4)	(12)
Met-Ed	(1)	(3)	(3)	(8)
Penelec	(1)	(3)	(2)	(10)
Other FirstEnergy subsidiaries	(4)	(3)	(12)	(10)
	$(14)	$(15)	$(34)	$(45)

7. VARIABLE INTEREST ENTITIES

FirstEnergy and its subsidiaries consolidate VIEs when they are determined to be the VIE's primary beneficiary. FirstEnergy and its subsidiaries reflect the portion of VIEs not owned by them in the caption noncontrolling interest within the consolidated financial statements. The change in noncontrolling interest within the consolidated balance sheets is the result of net losses of the noncontrolling interests ($14 million), the acquisition of additional interest in certain joint ventures ($13 million), and distributions to owners ($4 million).

Mining Operations

On July 16, 2008, FEV entered into a joint venture with the Boich Companies, a Columbus, Ohio-based coal company, to acquire a majority stake in the Signal Peak mining and coal transportation operations near Roundup, Montana. FEV made a $125 million equity investment in the joint venture, which acquired 80% of the mining operations (Signal Peak Energy, LLC) and 100% of the transportation operations, with FEV owning a 45% economic interest and an affiliate of the Boich Companies owning a 55% economic interest in the joint venture. Both parties have a 50% voting interest in the joint venture. In March 2009, FEV agreed to pay a total of $8.5 million to affiliates of the Boich Companies to purchase an additional 5% economic interest in the Signal Peak mining and coal transportation operations. Voting interests remained unchanged after the sale was completed in July 2009. Effective August 21, 2009, the joint venture acquired the remaining 20% stake in the mining operations by issuing a five-year note for $47.5 million. FEV consolidates the mining and transportation operations of this joint venture in its financial statements.

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

	Maximum Exposure	Discounted Lease Payments, net(1)	Net Exposure
	(In millions)
FES	$1,371	$1,193	$178
OE	729	561	168
CEI(2)	670	74	596
TE(2)	670	383	287

(1)	The net present value of FirstEnergy's consolidated sale and leaseback operating lease commitments is $1.7 billion
(2)	CEI and TE are jointly and severally liable for the maximum loss amounts under certain sale-leaseback agreements.

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

FirstEnergy has determined that for all but eight of these entities, neither JCP&L, Met-Ed nor Penelec have variable interests in the entities or the entities are governmental or not-for-profit organizations not within the scope of consolidation consideration for VIEs. JCP&L, Met-Ed or Penelec may hold variable interests in the remaining eight entities, which sell their output at variable prices that correlate to some extent with the operating costs of the plants. FirstEnergy periodically requests from these eight entities the information necessary to determine whether they are VIEs or whether JCP&L, Met-Ed or Penelec is the primary beneficiary. FirstEnergy has been unable to obtain the requested information, which in most cases was deemed by the requested entity to be proprietary. As such, FirstEnergy applied the scope exception that exempts enterprises unable to obtain the necessary information to evaluate entities.

Since FirstEnergy has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs it may incur for power. FirstEnergy expects any above-market costs it incurs from those contracts to be recovered from customers. Purchased power costs from these entities during the three months and nine months ended September 30, 2009 and 2008 are shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(In millions)
JCP&L	$20	$26	$57	$67
Met-Ed	11	12	39	44
Penelec	9	8	26	25
Total	$40	$46	$122	$136

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

JCP&L did not purchase and does not own any of the transition bonds, which are included as long-term debt on FirstEnergy's and JCP&L's Consolidated Balance Sheets. As of September 30, 2009, $349 million of the transition bonds were outstanding. The transition bonds are the sole obligations of JCP&L Transition Funding and JCP&L Transition Funding II, and are collateralized by each company's equity and assets, which consists primarily of bondable transition property.

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

8. INCOME TAXES

FirstEnergy accounts for uncertainty in income taxes recognized in its financial statements. Accounting guidance prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken on a company's tax return. Upon completion of the federal tax examination for the 2007 tax year in the first quarter of 2009, FirstEnergy recognized $13 million in tax benefits, which favorably affected FirstEnergy's effective tax rate. Material changes to FirstEnergy's unrecognized tax benefits during the third quarter of 2009 are described further below. Upon completion of the federal tax examinations for tax years 2004 to 2006 in the third quarter of 2008, FirstEnergy recognized approximately $45 million in tax benefits, including $5 million that favorably affected FirstEnergy’s effective tax rate. A majority of the tax benefits recognized in the third quarter of 2008 adjusted goodwill as a purchase accounting adjustment ($20 million) and accumulated deferred income taxes for temporary tax items ($15 million). As of September 30, 2009, FirstEnergy expects that $197 million of unrecognized benefits will be resolved within the next twelve months, of which approximately $148 million, if recognized, would affect FirstEnergy's effective tax rate. The potential decrease in the amount of unrecognized tax benefits is primarily associated with issues related to the capitalization of certain costs, gains and losses recognized on the disposition of assets and various other tax items.

The Company recognizes interest expense or income related to uncertain tax positions. That amount is computed by applying the applicable statutory interest rate to the difference between the tax position recognized and the amount previously taken or expected to be taken on the tax return. FirstEnergy includes net interest and penalties in the provision for income taxes. The reversal of accrued interest associated with the $45 million in recognized tax benefits in 2008 favorably affected FirstEnergy’s effective tax rate by $12 million in the third quarter and first nine months of 2008. During the first nine months of 2009, there were no material changes to the amount of interest accrued. The net amount of accumulated interest accrued as of September 30, 2009 was $67million, as compared to $59 million as of December 31, 2008.

In 2008, FirstEnergy, on behalf of FGCO and NGC, filed a change in accounting method related to the costs to repair and maintain electric generation stations. During the second quarter of 2009, the IRS approved the change in accounting method and $281 million of costs were included as a repair deduction in FirstEnergy’s 2008 consolidated tax return. Since the IRS did not complete its review over this change in accounting method by the extended filing date of FirstEnergy’s federal tax return, FirstEnergy increased the amount of unrecognized tax benefits by $34 million in the third quarter of 2009, with a corresponding adjustment to accumulated deferred income taxes for this temporary tax item. There was no impact on FirstEnergy’s effective tax rate for the quarter.

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

9. COMMITMENTS, GUARANTEES AND CONTINGENCIES

(A)    GUARANTEES AND OTHER ASSURANCES

As part of normal business activities, FirstEnergy enters into various agreements on behalf of its subsidiaries to provide financial or performance assurances to third parties. These agreements include contract guarantees, surety bonds and LOCs. As of September 30, 2009, outstanding guarantees and other assurances aggregated approximately $4.1 billion, consisting primarily of parental guarantees ($1 billion), subsidiaries’ guarantees ($2.6 billion), surety bonds ($0.1 billion) and LOCs ($0.4 billion).

FirstEnergy guarantees energy and energy-related payments of its subsidiaries involved in energy commodity activities principally to facilitate or hedge normal physical transactions involving electricity, gas, emission allowances and coal. FirstEnergy also provides guarantees to various providers of credit support for the financing or refinancing by subsidiaries of costs related to the acquisition of property, plant and equipment. These agreements obligate FirstEnergy to fulfill the obligations of those subsidiaries directly involved in energy and energy-related transactions or financing where the law might otherwise limit the counterparties' claims. If demands of a counterparty were to exceed the ability of a subsidiary to satisfy existing obligations, FirstEnergy's guarantee enables the counterparty's legal claim to be satisfied by other FirstEnergy assets. The likelihood is remote that such parental guarantees of $0.4 billion (included in the $1 billion shown above) as of September 30, 2009 would increase amounts otherwise payable by FirstEnergy to meet its obligations incurred in connection with financings and ongoing energy and energy-related activities.

While these types of guarantees are normally parental commitments for the future payment of subsidiary obligations, subsequent to the occurrence of a credit rating downgrade or “material adverse event,” the immediate posting of cash collateral, provision of an LOC or accelerated payments may be required of the subsidiary. As of September 30, 2009, FirstEnergy's maximum exposure under these collateral provisions was $616 million, consisting of $53 million due to “material adverse event” contractual clauses and $563 million due to a below investment grade credit rating. Additionally, stress case conditions of a credit rating downgrade or “material adverse event” and hypothetical adverse price movements in the underlying commodity markets would increase this amount to $699 million, consisting of $60 million due to “material adverse event” contractual clauses and $639 million due to a below investment grade credit rating.

Most of FirstEnergy's surety bonds are backed by various indemnities common within the insurance industry. Surety bonds and related guarantees of $103 million provide additional assurance to outside parties that contractual and statutory obligations will be met in a number of areas including construction contracts, environmental commitments and various retail transactions.

In addition to guarantees and surety bonds, FES’ contracts, including power contracts with affiliates awarded through competitive bidding processes, typically contain margining provisions which require the posting of cash or LOCs in amounts determined by future power price movements. Based on FES’ contracts as of September 30, 2009, and forward prices as of that date, FES had $183 million of outstanding collateral payments of which $134 million is included in other assets on the Consolidated Balance Sheet as of September 30, 2009. Under a hypothetical adverse change in forward prices (15% decrease in the first 12 months and 20% decrease in prices thereafter), FES would be required to post an additional $45 million. Depending on the volume of forward contracts and future price movements, FES could be required to post significantly higher amounts for margining. In connection with FES’ obligations to post and maintain collateral under the two-year PSA entered into by FES and the Ohio Companies following the CBP auction on May 13-14, 2009, NGC entered into a Surplus Margin Guaranty in the amount of approximately $500 million. The surplus margin guaranty is secured by an NGC FMB issued in favor of the Ohio Companies.

In July 2007, FGCO completed a sale and leaseback transaction for its 93.825% undivided interest in Bruce Mansfield Unit 1. FES has fully and irrevocably guaranteed all of FGCO’s obligations under each of the leases (see Note 13). The related lessor notes and pass through certificates are not guaranteed by FES or FGCO, but the notes are secured by, among other things, each lessor trust’s undivided interest in Unit 1, rights and interests under the applicable lease and rights and interests under other related agreements, including FES’ lease guaranty.

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

(B)     ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate FirstEnergy with regard to air and water quality and other environmental matters. The effects of compliance on FirstEnergy with regard to environmental matters could have a material adverse effect on FirstEnergy's earnings and competitive position to the extent that it competes with companies that are not subject to such regulations and, therefore, do not bear the risk of costs associated with compliance, or failure to comply, with such regulations. FirstEnergy estimates capital expenditures for environmental compliance of approximately $800 million for the period 2009-2013.

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

On May 22, 2007, FirstEnergy and FGCO received a notice letter, required 60 days prior to the filing of a citizen suit under the federal CAA, alleging violations of air pollution laws at the Bruce Mansfield Plant, including opacity limitations. Prior to the receipt of this notice, the Plant was subject to a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection concerning opacity emissions under which efforts to achieve compliance with the applicable laws will continue. On October 18, 2007, PennFuture filed a complaint, joined by three of its members, in the United States District Court for the Western District of Pennsylvania. In July 2008, three additional complaints were filed against FGCO in the United States District Court for the Western District of Pennsylvania seeking damages based on Bruce Mansfield Plant air emissions. In addition to seeking damages, two of the three complaints seek to enjoin the Bruce Mansfield Plant from operating except in a “safe, responsible, prudent and proper manner”, one being a complaint filed on behalf of twenty-one individuals and the other being a class action complaint, seeking certification as a class action with the eight named plaintiffs as the class representatives. On October 14, 2008, the Court granted FGCO’s motion to consolidate discovery for all four complaints pending against the Bruce Mansfield Plant. On August 17, 2009, a settlement of the PennFuture complaint was reached with PennFuture and one of the three individual complainants. On October 16, 2009, the Court approved the settlement and dismissed the claims of PennFuture and of the settling individual complainant. The other two non-settling complainants are now represented by counsel handling the three cases filed in July 2008. FGCO believes those claims are without merit and intends to defend itself against the allegations made in those three complaints. The Pennsylvania Department of Health, under a Cooperative Agreement with the Agency for Toxic Substances and Disease Registry, completed a Health Consultation regarding the Mansfield Plant and issued a report dated March 31, 2009 which concluded there is insufficient sampling data to determine if any public health threat exists for area residents due to emissions from the Mansfield Plant. The report recommended additional air monitoring and sample analysis in the vicinity of the Mansfield Plant, which the Pennsylvania Department of Environmental Protection has completed.

On December 18, 2007, the state of New Jersey filed a CAA citizen suit alleging NSR violations at the Portland Generation Station against Reliant (the current owner and operator), Sithe Energy (the purchaser of the Portland Station from Met-Ed in 1999), GPU, Inc. and Met-Ed. On October 30, 2008, the state of Connecticut filed a Motion to Intervene, which the Court granted on March 24, 2009. Specifically, Connecticut and New Jersey allege that "modifications" at Portland Units 1 and 2 occurred between 1980 and 2005 without preconstruction NSR or permitting under the CAA's prevention of significant deterioration program, and seek injunctive relief, penalties, attorney fees and mitigation of the harm caused by excess emissions. The scope of Met-Ed’s indemnity obligation to and from Sithe Energy is disputed. On December 5, 2008, New Jersey filed an amended complaint, adding claims with respect to alleged modifications that occurred after GPU’s sale of the plant. Met-Ed filed a Motion to Dismiss the claims in New Jersey’s Amended Complaint and Connecticut’s Complaint on February 19, 2009, and on September 30, 2009, respectively. The Court granted Met-Ed's motion to dismiss New Jersey’s and Connecticut’s claims for injunctive relief against Met-Ed, but denied Met-Ed’s motion to dismiss the claims for civil penalties on statute of limitations grounds in order to allow the states to prove either that the application of the discovery rule or the doctrine of equitable tolling bars application of the statute of limitations.

On January 14, 2009, the EPA issued a NOV to Reliant alleging new source review violations at the Portland Generation Station based on “modifications” dating back to 1986. Met-Ed is unable to predict the outcome of this matter. The EPA’s January 14, 2009, NOV also alleged new source review violations at the Keystone and Shawville Stations based on “modifications” dating back to 1984. JCP&L, as the former owner of 16.67% of the Keystone Station and Penelec, as former owner and operator of the Shawville Station, are unable to predict the outcome of this matter.

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

On May 16, 2008, FGCO received a request from the EPA for information pursuant to Section 114(a) of the CAA for certain operating and maintenance information regarding the Eastlake, Lakeshore, Bay Shore and Ashtabula generating plants to allow the EPA to determine whether these generating sources are complying with the NSR provisions of the CAA. On July 10, 2008, FGCO and the EPA entered into an Administrative Consent Order modifying that request and setting forth a schedule for FGCO’s response. On October 27, 2008, FGCO received a second request from the EPA for information pursuant to Section 114(a) of the CAA for additional operating and maintenance information regarding the Eastlake, Lakeshore, Bay Shore and Ashtabula generating plants. On August 12, 2009, the EPA issued a Finding of Violation and NOV alleging violations of the Clean Air Act and Ohio regulations, including the prevention of significant deterioration (“PSD”), non-attainment new source review (NNSR”), and Title V regulations at the Eastlake, Lakeshore, Bay Shore, and Ashtabula generating plants. The EPA’s NOV alleges equipment replacements occurring during maintenance outages dating back to 1990 triggered the pre-construction permitting requirements under the PSD and NNSR programs. On September 15, 2009, FGCO received an additional information request pursuant to Section 114(a) of the Clean Air Act requiring FirstEnergy to submit certain operating and maintenance information and planning information regarding the Eastlake, Lake Shore, Bay Shore and Ashtabula generating plants. On November 3, 2009, FGCO received a letter providing notification that the EPA is evaluating whether certain scheduled maintenance at the Eastlake generating plant may constitute a major modification under the NSR provision of the CAA. FGCO intends to comply with the CAA, including EPA’s information requests, but, at this time, is unable to predict the outcome of this matter. A June 15, 2006 finding of violation and NOV in which EPA alleged CAA violations at the Bay Shore Generating Plant remains unresolved and FGCO is unable to predict the outcome of such matter.

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

Mercury Emissions

In December 2000, the EPA announced it would proceed with the development of regulations regarding hazardous air pollutants from electric power plants, identifying mercury as the hazardous air pollutant of greatest concern. In March 2005, the EPA finalized the CAMR, which provides a cap-and-trade program to reduce mercury emissions from coal-fired power plants in two phases; initially, capping national mercury emissions at 38 tons by 2010 (as a "co-benefit" from implementation of SO2 and NOX emission caps under the EPA's CAIR program) and 15 tons per year by 2018. Several states and environmental groups appealed the CAMR to the United States Court of Appeals for the District of Columbia. On February 8, 2008, the Court vacated the CAMR, ruling that the EPA failed to take the necessary steps to “de-list” coal-fired power plants from its hazardous air pollutant program and, therefore, could not promulgate a cap-and-trade program. The EPA petitioned for rehearing by the entire Court, which denied the petition on May 20, 2008. On October 17, 2008, the EPA (and an industry group) petitioned the United States Supreme Court for review of the Court’s ruling vacating CAMR. On February 6, 2009, the EPA moved to dismiss its petition for certiorari. On February 23, 2009, the Supreme Court dismissed the EPA’s petition and denied the industry group’s petition. On October 21, 2009, the EPA opened a 30-day comment period on a proposed consent decree that would obligate the EPA to propose maximum achievable control technology (MACT) regulations for mercury and other hazardous air pollutants by March 16, 2011, and to finalize the regulations by November 16, 2011.  FGCO’s future cost of compliance with MACT regulations may be substantial and will depend on the action taken by the EPA and on how any future regulations are ultimately implemented.

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

There are a number of initiatives to reduce GHG emissions under consideration at the federal, state and international level. At the international level, efforts to reach a new global agreement to reduce GHG emissions post-2012 have begun with the Bali Roadmap, which outlines a two-year process designed to lead to an agreement in 2009. At the federal level, members of Congress have introduced several bills seeking to reduce emissions of GHG in the United States, and the House of Representatives passed one such bill, the American Clean Energy and Security Act of 2009, on June 26, 2009. The Senate continues to consider a number of measures to regulate GHG emissions. State activities, primarily the northeastern states participating in the Regional Greenhouse Gas Initiative and western states, led by California, have coordinated efforts to develop regional strategies to control emissions of certain GHGs.

On April 2, 2007, the United States Supreme Court found that the EPA has the authority to regulate CO2 emissions from automobiles as “air pollutants” under the CAA. Although this decision did not address CO2 emissions from electric generating plants, the EPA has similar authority under the CAA to regulate “air pollutants” from those and other facilities. On April 17, 2009, the EPA released a “Proposed Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act.” The EPA’s proposed finding concludes that the atmospheric concentrations of several key greenhouse gases threaten the health and welfare of future generations and that the combined emissions of these gases by motor vehicles contribute to the atmospheric concentrations of these key greenhouse gases and hence to the threat of climate change. Although the EPA’s proposed finding, if finalized, does not establish emission requirements for motor vehicles, such requirements would be expected to occur through further rulemakings. Additionally, while the EPA’s proposed findings do not specifically address stationary sources, including electric generating plants, those findings, if finalized, would be expected to support the establishment of future emission requirements by the EPA for stationary sources. On September 23, 2009, the EPA finalized a GHG reporting rule establishing a national GHG emissions collection and reporting program. The EPA rules will require FirstEnergy to measure GHG emissions commencing in 2010 and submit reports commencing in 2011. On September 30, 2009, EPA proposed new thresholds for GHG emissions that define when Clean Air Act permits under the New Source Review and Title V operating permits programs would be required. EPA is proposing a major source emissions applicability threshold of 25,000 tons per year (tpy) of carbon dioxide equivalents (CO2e) for existing facilities under the Title V operating permits program and the Prevention of Significant Determination (PSD) portion of NSR. EPA is also proposing a significance level between 10,000 and 25,000 tpy CO2e to determine if existing major sources making modifications that result in an increase of emissions above the significance level would be required to obtain a PSD permit.

On September 21, 2009, the U.S. Court of Appeals for the Second Circuit and on October 16, 2009, the U.S. Court of Appeals for the Fifth Circuit, reversed and remanded lower court decisions that had dismissed complaints alleging damage from GHG emissions on jurisdictional grounds.  These cases involve common law tort claims, including public and private nuisance, alleging that GHG emissions contribute to global warming and result in property damages.   Connecticut v. AEP, No. 05-5105-cv (2d Cir. 2009)(seeking injunctive relief only); Comer v. Murphy Oil USA, No. 07-6-756 (5th Cir. 2009)(seeking damages only), respectively.  While FirstEnergy is not a party to either litigation, should the courts of appeals decisions be affirmed, FirstEnergy and/or one or more of its subsidiaries could be named in actions making similar allegations.

FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require significant capital and other expenditures or result in changes to its operations. The CO2 emissions per KWH of electricity generated by FirstEnergy is lower than many regional competitors due to its diversified generation sources, which include low or non-CO2 emitting gas-fired and nuclear generators.

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

On September 7, 2004, the EPA established new performance standards under Section 316(b) of the Clean Water Act for reducing impacts on fish and shellfish from cooling water intake structures at certain existing large electric generating plants. The regulations call for reductions in impingement mortality (when aquatic organisms are pinned against screens or other parts of a cooling water intake system) and entrainment (which occurs when aquatic life is drawn into a facility's cooling water system). On January 26, 2007, the United States Court of Appeals for the Second Circuit remanded portions of the rulemaking dealing with impingement mortality and entrainment back to the EPA for further rulemaking and eliminated the restoration option from the EPA’s regulations. On July 9, 2007, the EPA suspended this rule, noting that until further rulemaking occurs, permitting authorities should continue the existing practice of applying their best professional judgment to minimize impacts on fish and shellfish from cooling water intake structures. On April 1, 2009, the Supreme Court of the United States reversed one significant aspect of the Second Circuit Court’s opinion and decided that Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures. EPA is developing a new regulation under Section 316(b) of the Clean Water Act consistent with the opinions of the Supreme Court and the Court of Appeals which have created significant uncertainty about the specific nature, scope and timing of the final performance standard. FirstEnergy is studying various control options and their costs and effectiveness. Depending on the results of such studies and the EPA’s further rulemaking and any action taken by the states exercising best professional judgment, the future costs of compliance with these standards may require material capital expenditures.

The U.S. Attorney's Office in Cleveland, Ohio has advised FGCO that it is considering prosecution under the Clean Water Act and the Migratory Bird Treaty Act for three petroleum spills at the Edgewater, Lakeshore and Bay Shore plants which occurred on November 1, 2005, January 26, 2007 and February 27, 2007. FGCO is unable to predict the outcome of this matter.

Regulation of Waste Disposal

As a result of the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act of 1976, federal and state hazardous waste regulations have been promulgated. Certain fossil-fuel combustion waste products, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA's evaluation of the need for future regulation. The EPA subsequently determined that regulation of coal ash as a hazardous waste is unnecessary. In April 2000, the EPA announced that it will develop national standards regulating disposal of coal ash under its authority to regulate non-hazardous waste. In February 2009, the EPA requested comments from the states on options for regulating coal combustion wastes, including regulation as non-hazardous waste or regulation as a hazardous waste. In March and June 2009, the EPA requested information from FGCO’s Bruce Mansfield Plant regarding the management of coal combustion wastes. The EPA is reviewing its previous determination that Federal regulation of coal ash as a hazardous waste is not appropriate. The EPA has indicated an intent to propose regulations regarding this issue by the end of the year. Additional regulations of fossil-fuel combustion waste products could have a significant impact on our management, beneficial use, and disposal, of coal ash. FGCO's future cost of compliance with any coal combustion waste regulations which may be promulgated could be substantial and would depend, in part, on the regulatory action taken by the EPA and implementation by the states.

The Utilities have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the consolidated balance sheet as of September 30, 2009, based on estimates of the total costs of cleanup, the Utilities' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $104 million (JCP&L - $77 million, TE - $1 million, CEI - $1 million, FGCO - $1 million and FirstEnergy - $24 million) have been accrued through September 30, 2009. Included in the total are accrued liabilities of approximately $68 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC.

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

After various motions, rulings and appeals, the Plaintiffs' claims for consumer fraud, common law fraud, negligent misrepresentation, strict product liability, and punitive damages were dismissed, leaving only the negligence and breach of contract causes of actions. The class was decertified twice by the trial court, and appealed both times by the Plaintiffs, with the results being that: (1) the Appellate Division limited the class only to those customers directly impacted by the outages of JCP&L transformers in Red Bank, NJ, based on a common incident involving the failure of the bushings of two large transformers in the Red Bank substation which resulted in planned and unplanned outages in the area during a 2-3 day period, and (2) in March 2007, the Appellate Division remanded this matter back to the Trial Court to allow plaintiffs sufficient time to establish a damage model or individual proof of damages. On March 31, 2009, the trial court again granted JCP&L’s motion to decertify the class. On April 20, 2009, the Plaintiffs filed a motion for leave to take an interlocutory appeal to the trial court's decision to decertify the class, which was granted by the Appellate Division on June 15, 2009. Plaintiffs filed their appellate brief on August 25, 2009, and JCP&L filed an opposition brief on September 25, 2009. On or about October 13, 2009, Plaintiffs filed their reply brief in further support of their appeal of the trial court's decision decertifying the class. The Appellate Division has scheduled oral argument for January 5, 2010..

Nuclear Plant Matters

In August 2007, FENOC submitted an application to the NRC to renew the operating licenses for the Beaver Valley Power Station (Units 1 and 2) for an additional 20 years. On November 5, 2009, the NRC issued a renewed operating license for Beaver Valley Power Station, Units 1 and 2. The operating licenses for these facilities was extended until 2036 and 2047 for Units 1 and 2, respectively.

Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities. As of September 30, 2009, FirstEnergy had approximately $1.9 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley, Perry, and TMI-2. As part of the application to the NRC to transfer the ownership of Davis-Besse, Beaver Valley and Perry to NGC in 2005, FirstEnergy provided an additional $80 million parental guarantee associated with the funding of decommissioning costs for these units and indicated that it planned to contribute an additional $80 million to these trusts by 2010. As required by the NRC, FirstEnergy annually recalculates and adjusts the amount of its parental guarantee, as appropriate. The values of FirstEnergy’s nuclear decommissioning trusts fluctuate based on market conditions. If the value of the trusts decline by a material amount, FirstEnergy’s obligations to fund the trusts may increase. The recent disruption in the capital markets and its effects on particular businesses and the economy in general also affects the values of the nuclear decommission trusts. On June 18, 2009, the NRC informed FENOC that its review tentatively concluded that a shortfall ($147.5 million net present value) existed in the value of the decommissioning trust fund for Beaver Valley Unit 1. On July 28, 2009, FENOC submitted a letter to the NRC that stated reasonable assurance of decommissioning funding is provided for Beaver Valley Unit 1 through a combination of the existing trust fund balances, the existing $80 million parental guarantee from FirstEnergy and maintaining the plant in a safe-store configuration, or extended safe shutdown condition, after plant shutdown. On October 20, 2009, FENOC received a request for additional information (RAI) from the NRC that questions FENOC's methodology for calculating the decommissioning obligations for Beaver Valley Unit 1. Renewal of the operating license for Beaver Valley Unit 1 is expected to mitigate the estimated shortfall in the unit’s nuclear decommissioning funding status. FENOC continues to communicate with the NRC regarding future actions to provide reasonable assurance for decommissioning funding. Such actions may include additional parental guarantees or contributions to those funds.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy's normal business operations pending against FirstEnergy and its subsidiaries. The other potentially material items not otherwise discussed above are described below.

JCP&L's bargaining unit employees filed a grievance challenging JCP&L's 2002 call-out procedure that required bargaining unit employees to respond to emergency power outages. On May 20, 2004, an arbitration panel concluded that the call-out procedure violated the parties' collective bargaining agreement. On September 9, 2005, the arbitration panel issued an opinion to award approximately $16 million to the bargaining unit employees. A final order identifying the individual damage amounts was issued on October 31, 2007 and the award appeal process was initiated. The union filed a motion with the federal Court to confirm the award and JCP&L filed its answer and counterclaim to vacate the award on December 31, 2007. JCP&L and the union filed briefs in June and July of 2008 and oral arguments were held in the fall. On February 25, 2009, the federal district court denied JCP&L’s motion to vacate the arbitration decision and granted the union’s motion to confirm the award. JCP&L filed a Notice of Appeal to the Third Circuit and a Motion to Stay Enforcement of the Judgment on March 6, 2009. The appeal process could take as long as 24 months. The parties are participating in the federal court's mediation programs and have held private settlement discussions. JCP&L recognized a liability for the potential $16 million award in 2005. Post-judgment interest began to accrue as of February 25, 2009, and the liability will be adjusted accordingly.

The bargaining unit employees at the Bruce Mansfield Plant have been working without a labor contract since February 15, 2008. On July 24, 2009, FirstEnergy declared that bargaining was at an impasse and portions of its last contract offer were implemented August 1, 2009, and a voluntary retirement program was implemented on August 19, 2009.  A federal mediator is continuing to assist the parties in reaching a negotiated contract settlement. FirstEnergy has a strike mitigation plan ready in the event of a strike.

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

10. REGULATORY MATTERS

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

On December 9, 2008, a transformer at JCP&L’s Oceanview substation failed, resulting in an outage on certain bulk electric system (transmission voltage) lines out of the Oceanview and Atlantic substations, with customers in the affected area losing power. Power was restored to most customers within a few hours and to all customers within eleven hours. On December 16, 2008, JCP&L provided preliminary information about the event to certain regulatory agencies, including the NERC. On March 31, 2009, the NERC initiated a Compliance Violation Investigation in order to determine JCP&L’s contribution to the electrical event and to review any potential violation of NERC Reliability Standards associated with the event. The initial phase of the investigation required JCP&L to respond to the NERC’s request for factual data about the outage. JCP&L submitted its written response on May 1, 2009. The NERC conducted on site interviews with personnel involved in responding to the event on June 16-17, 2009. On July 7, 2009, the NERC issued additional questions regarding the event and JCP&L replied as requested on August 6, 2009. JCP&L is not able at this time to predict what actions, if any, that the NERC may take based on the data submittals or interview results.

On June 5, 2009, FirstEnergy self-reported to ReliabilityFirst a potential violation of NERC Standard PRC-005 resulting from its inability to validate maintenance records for 20 protection system relays in JCP&L’s and Penelec’s transmission systems. These potential violations were discovered during a comprehensive field review of all FirstEnergy substations to verify equipment and maintenance database accuracy. FirstEnergy has completed all mitigation actions, including calibrations and maintenance records for the relays. ReliabilityFirst issued an Initial Notice of Alleged Violation on June 22, 2009. The NERC approved FirstEnergy’s mitigation plan on August 19, 2009, and submitted it to the FERC for approval on August 19, 2009. FirstEnergy is not able at this time to predict what actions or penalties, if any, that ReliabilityFirst will propose for this self-report of violation.

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

SB221, which became effective on July 31, 2008, required all electric utilities to file an ESP, and permitted the filing of an MRO. On July 31, 2008, the Ohio Companies filed with the PUCO a comprehensive ESP and a separate MRO. The PUCO denied the MRO application; however, the PUCO later granted the Ohio Companies’ application for rehearing for the purpose of further consideration of the matter, which is still pending. The ESP proposed to phase in new generation rates for customers beginning in 2009 for up to a three-year period and resolve the Ohio Companies’ collection of fuel costs deferred in 2006 and 2007, and the distribution rate request described above. In response to the PUCO’s December 19, 2008 order, which significantly modified and approved the ESP as modified, the Ohio Companies notified the PUCO that they were withdrawing and terminating the ESP application in addition to continuing their rate plan then in effect as allowed by the terms of SB221. On December 31, 2008, the Ohio Companies conducted a CBP for the procurement of electric generation for retail customers from January 5, 2009 through March 31, 2009. The average winning bid price was equivalent to a retail rate of 6.98 cents per KWH. The power supply obtained through this process provided generation service to the Ohio Companies’ retail customers who chose not to shop with alternative suppliers. On January 9, 2009, the Ohio Companies requested the implementation of a new fuel rider to recover the costs resulting from the December 31, 2008 CBP. The PUCO ultimately approved the Ohio Companies’ request for a new fuel rider to recover increased costs resulting from the CBP but denied OE’s and TE’s request to continue collecting RTC and denied the request to allow the Ohio Companies to continue collections pursuant to the two existing fuel riders. The new fuel rider recovered the increased purchased power costs for OE and TE, and recovered a portion of those costs for CEI, with the remainder being deferred for future recovery.

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

On July 27, 2009, the Ohio Companies filed applications with the PUCO to recover three different categories of deferred distribution costs on an accelerated basis. In the Ohio Companies' Amended ESP, the PUCO approved the recovery of these deferrals, with collection originally set to begin in January 2011 and to continue over a 5 or 25 year period. The principal amount plus carrying charges through August 31, 2009 for these deferrals was a total of $305.1 million. The applications were approved by the PUCO on August 19, 2009. Recovery of this amount, together with carrying charges calculated as approved in the Amended ESP, commenced on September 1, 2009, and will be collected in the 18 non-summer months from September 2009 through May 2011, subject to reconciliation until fully collected, with $165 million of the above amount being recovered from residential customers, and $140.1 million being recovered from non-residential customers.

The CBP auction occurred on May 13-14, 2009, and resulted in a weighted average wholesale price for generation and transmission of 6.15 cents per KWH. The bid was for a single, two-year product for the service period from June 1, 2009 through May 31, 2011. FES participated in the auction, winning 51% of the tranches (one tranche equals one percent of the load supply). Subsequent to the signing of the wholesale contracts, three winning bidders reached separate agreements with FES to assign a total of 21 tranches to FES for various periods. The results of the CBP were accepted by the PUCO on May 14, 2009. In addition, FES has separately contracted with numerous communities to provide retail generation service through governmental aggregation programs.

SB221 also requires electric distribution utilities to implement energy efficiency programs. Under the provisions of SB221, the Ohio Companies are required to achieve a total annual energy savings equivalent of approximately 166,000 MWH in 2009, 290,000 MWH in 2010, 410,000 MWH in 2011, 470,000 MWH in 2012 and 530,000 MWH in 2013, with additional savings required through 2025. Utilities are also required to reduce peak demand in 2009 by 1%, with an additional seventy-five hundredths of one percent reduction each year thereafter through 2018. The PUCO may amend these benchmarks in certain, limited circumstances. Additionally, electric utilities and electric service companies are required to serve part of their load from renewable energy resources equivalent to 0.25% of the KWH they serve in 2009. The Ohio Companies are presently involved in collaborative efforts related to energy efficiency, including filing applications for approval with the PUCO, as well as other implementation efforts arising out of the Supplemental Stipulation. We expect that all costs associated with compliance will be recoverable from customers.

On June 17, 2009, the PUCO modified rules that implement the alternative energy portfolio standards created by SB221, including the incorporation of energy efficiency requirements, long-term forecast and greenhouse gas reporting and CO2 control planning. The PUCO filed the rules with the Joint Committee on Agency Rule Review (JCARR) on July 7, 2009, after which began a 65-day review period. On August 6, 2009, the PUCO withdrew alternative energy and energy efficiency/peak demand reduction rules from JCARR. On August 24, 2009, the integrated resource planning rules were also withdrawn from JCARR. The Ohio Companies and one other party filed applications for rehearing on the rules with the PUCO on July 17, 2009. On August 11, 2009, the PUCO issued an entry on rehearing granting the applications for rehearing only for purposes of further consideration of the issues raised.

On October 15, 2009, the PUCO issued a second Entry on Rehearing, modifying certain of its previous rules. Modified rules previously withdrawn from JCARR were refiled with JCARR on October 16 and October 19, 2009. The rules set out the manner in which the electric utilities, including the Ohio companies, will be required to comply with benchmarks contained in SB 221 related to the employment of alternative energy resources, energy efficiency/peak demand reduction programs as well as greenhouse gas reporting requirements and changes to long term forecast reporting requirements. The rules severely restrict the types of renewable energy resources and energy efficiency and peak reduction programs that may be included toward meeting the statutory goals, which is expected to significantly increase the cost of compliance for the Ohio Companies' customers. On October 23, 2009, the rules were placed in a “to be re-filed” status by JCARR. It is currently unclear what form the final rules may take or their potential impact on the Ohio Companies. As a result of this uncertainty surrounding the rules, as well as the Commission’s failure to address certain energy efficiency applications submitted by the Ohio Companies throughout the year and the Commission’s recent directive to postpone the launch of a Commission-approved energy efficiency program, the Ohio Companies, on October 27, 2009, submitted an application to amend their 2009 statutory energy efficiency benchmarks to zero. Absent this regulatory relief the Ohio Companies may not be able to meet their 2009 statutory energy efficiency benchmarks, which may result in the assessment of a forfeiture by the PUCO. The Ohio Companies asked the Commission to issue a ruling on or before December 2, 2009.

In August and October 2009, the Ohio Companies conducted RFPs to secure Renewable Energy Credits (RECs). The RFPs includes solar and other renewable energy RECs, including those generated in Ohio. The RECs from these two RFPs will be used to help meet the renewable energy requirements established under Senate Bill 221 for 2009, 2010, and 2011.

On October 20, 2009, the Ohio Companies filed an MRO to procure electric generation service for the period beginning June 1, 2011. The proposed MRO would establish a CBP to secure generation supply for customers who do not shop with an alternative supplier and would be similar, in all material respects, to the CBP conducted in May 2009 in that it would procure energy, capacity and certain transmission services on a slice of system basis. However, unlike the May 2009 CBP, the MRO would include multiple bidding sessions and multiple products with different delivery periods for generation supply designed to reduce potential volatility, reduce supplier risk and encourage bidder participation. A technical conference was held on October 29, 2009, at the PUCO. Pursuant to SB221, the PUCO has 90 days to determine whether the MRO meets certain statutory requirements, therefore, the Ohio Companies have requested a PUCO determination by January 18, 2020. Under a determination that such statutory requirements were met, the Ohio Companies would be able to implement the MRO and conduct the CBP

(C)    PENNSYLVANIA

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

On May 22, 2008, the PPUC approved the Met-Ed and Penelec annual updates to the TSC rider for the period June 1, 2008, through May 31, 2009. The TSCs included a component for under-recovery of actual transmission costs incurred during the prior period (Met-Ed - $144 million and Penelec - $4 million) and transmission cost projections for June 2008 through May 2009 (Met-Ed - $258 million and Penelec - $92 million). Met-Ed received PPUC approval for a transition approach that would recover past under-recovered costs plus carrying charges through the new TSC over thirty-one months and defer a portion of the projected costs ($92 million) plus carrying charges for recovery through future TSCs by December 31, 2010. Various interveners filed complaints against those filings. In addition, the PPUC ordered an investigation to review the reasonableness of Met-Ed’s TSC, while at the same time allowing Met-Ed to implement the rider June 1, 2008, subject to refund. On July 15, 2008, the PPUC directed the ALJ to consolidate the complaints against Met-Ed with its investigation and a litigation schedule was adopted. Hearings and briefing for both Met-Ed and Penelec have concluded. On August 11, 2009, the ALJ issued a Recommended Decision to the PPUC approving Met-Ed’s and Penelec’s TSCs as filed and dismissing all complaints. Exceptions by various interveners were filed and reply exceptions were filed by Met-Ed and Penelec. The Companies are now awaiting a PPUC decision.

On May 28, 2009, the PPUC approved Met-Ed’s and Penelec’s annual updates to their TSC rider for the period June 1, 2009 through May 31, 2010, as required in connection with the PPUC’s January 2007 rate order. For Penelec’s customers the new TSC resulted in an approximate 1% decrease in monthly bills, reflecting projected PJM transmission costs as well as a reconciliation for costs already incurred. The TSC for Met-Ed’s customers increased to recover the additional PJM charges paid by Met-Ed in the previous year and to reflect updated projected costs. In order to gradually transition customers to the higher rate, the PPUC approved Met-Ed’s proposal to continue to recover the prior period deferrals allowed in the PPUC’s May 2008 Order and defer $57.5 million of projected costs to a future TSC to be fully recovered by December 31, 2010. Under this proposal, monthly bills for Met-Ed’s customers would increase approximately 9.4% for the period June 2009 through May 2010.

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

Act 129 requires utilities to file with the PPUC, an energy efficiency and peak load reduction plan by July 1, 2009. On January 15, 2009, in compliance with Act 129, the PPUC issued its proposed guidelines for the filing of utilities’ energy efficiency and peak load reduction plans. On July 1, 2009, Met-Ed, Penelec, and Penn filed EE&C Plans with the PPUC in accordance with Act 129. The Pennsylvania Companies submitted a supplemental filing on July 31, 2009, to revise the Total Resource Cost test items in the EE&C Plans pursuant to the PPUC’s June 23, 2009 Order. Following an evidentiary hearing and briefing, the Companies filed revised EE&C Plans on September 21, 2009. In an Order entered October 28, 2009, the PPUC approved, in part, and rejected, in part, the Pennsylvania Companies' filing. The Companies must file revised EE&C plans by December 28, 2009, incorporating minor revisions required by the PPUC.  These revisions are not expected to impose any additional financial obligations on the Pennsylvania Companies.

Act 129 also requires utilities to file with the PPUC a smart meter technology procurement and installation plan by August 14, 2009. On June 18, 2009, the PPUC issued its guidelines related to Smart Meter deployment. On August 14, 2009, Met-Ed, Penelec and Penn jointly filed a Smart Meter Technology Procurement and Installation Plan as required by Act 129. A litigation schedule has been adopted which includes a Technical Conference and evidentiary hearings this fall. The Pennsylvania Companies expect the PPUC to act on the plans early next year.

Legislation addressing rate mitigation and the expiration of rate caps was not enacted in 2008; however, several bills addressing these issues have been introduced in the current legislative session, which began in January 2009. The final form and impact of such legislation is uncertain.

On February 20, 2009, Met-Ed and Penelec filed with the PPUC a generation procurement plan covering the period January 1, 2011 through May 31, 2013. The companies’ plan is designed to provide adequate and reliable service via a prudent mix of long-term, short-term and spot market generation supply, as required by Act 129. The plan proposes a staggered procurement schedule, which varies by customer class, through the use of a descending clock auction. Met-Ed and Penelec anticipate PPUC approval of their plan in November 2009.

On February 26, 2009, the PPUC approved a Voluntary Prepayment Plan requested by Met-Ed and Penelec that provides an opportunity for residential and small commercial customers to prepay an amount on their monthly electric bills during 2009 and 2010. Customer prepayments earn interest at 7.5% and will be used to reduce electricity charges in 2011 and 2012.

On March 31, 2009, Met-Ed and Penelec submitted their 5-year NUG Statement Compliance filing to the PPUC in accordance with their 1998 Restructuring Settlement. Met-Ed proposed to reduce its CTC rate for the residential class with a corresponding increase in the generation rate and the shopping credit, and Penelec proposed to reduce its CTC rate to zero for all classes with a corresponding increase in the generation rate and the shopping credit. While these changes would result in additional annual generation revenue (Met-Ed - $27 million and Penelec - $59 million), overall rates would remain unchanged. On July 30, 2009, the PPUC entered an order approving the 5-year NUG Statement, approving the reduction of the CTC, and directing Met-Ed and Penelec to file a tariff supplement implementing this change. On July 31, 2009, Met-Ed and Penelec filed tariff supplements decreasing the CTC rate in compliance with the July 30, 2009 order, and increasing the generation rate in compliance with the companies’ Restructuring Orders of 1998. On August 14, 2009, the PPUC issued Secretarial Letters approving Met-Ed and Penelec’s compliance filings. By Tentative Order entered September 17, 2009, the PPUC provided for an additional 30 day comment period on whether “the Restructuring Settlement allows NUG over collection for select and isolated months to be used to reduce non-NUG stranded costs when a cumulative NUG stranded cost balance exists.”   In response to the Tentative Order comments were filed by the Office of Small Business Advocate, Office of Consumer Advocate, York County Solid Waste and Refuse Authority, ARIPPA, the Met-Ed Industrial Users Group and Penelec Industrial Customer Alliance objecting to the above accounting method utilized by Met-Ed and Penelec. The Companies filed reply comments on October 26, 2009, and await the decision of the PPUC.

(D)    NEW JERSEY

JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers, costs incurred under NUG agreements, and certain other stranded costs, exceed amounts collected through BGS and NUGC rates and market sales of NUG energy and capacity. As of September 30, 2009, the accumulated deferred cost balance totaled approximately $102 million.

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

On January 28, 2009, the NJBPU adopted an order establishing the general process and contents of specific EMP plans that must be filed by New Jersey electric and gas utilities in order to achieve the goals of the EMP. Such utility specific plans are due to be filed with the BPU by July 1, 2010. At this time, FirstEnergy and JCP&L cannot determine the impact, if any, the EMP may have on their operations.

In support of the New Jersey Governor's Economic Assistance and Recovery Plan, JCP&L announced a proposal to spend approximately $98 million on infrastructure and energy efficiency projects in 2009. Under the proposal, an estimated $40 million would be spent on infrastructure projects, including substation upgrades, new transformers, distribution line re-closers and automated breaker operations. In addition, approximately $34 million would be spent implementing new demand response programs as well as expanding on existing programs. Another $11 million would be spent on energy efficiency, specifically replacing transformers and capacitor control systems and installing new LED street lights. The remaining $13 million would be spent on energy efficiency programs that would complement those currently being offered. The project relating to expansion of the existing demand response programs was approved by the BPU on August 19, 2009, and implementation will begin in 2009. Implementation of the remaining projects is dependent upon resolution of regulatory issues including recovery of the costs associated with the proposal.

(E)    FERC MATTERS

Transmission Service between MISO and PJM

On November 18, 2004, the FERC issued an order eliminating the through and out rate for transmission service between the MISO and PJM regions. The FERC’s intent was to eliminate multiple transmission charges for a single transaction between the MISO and PJM regions. The FERC also ordered MISO, PJM and the transmission owners within MISO and PJM to submit compliance filings containing a rate mechanism to recover lost transmission revenues created by elimination of this charge (referred to as the Seams Elimination Cost Adjustment or SECA) during a 16-month transition period. The FERC issued orders in 2005 setting the SECA for hearing. The presiding judge issued an initial decision on August 10, 2006, rejecting the compliance filings made by MISO, PJM, and the transmission owners, and directing new compliance filings. This decision is subject to review and approval by the FERC. Briefs addressing the initial decision were filed on September 11, 2006 and October 20, 2006. A final order is pending before the FERC, and in the meantime, FirstEnergy affiliates have been negotiating and entering into settlement agreements with other parties in the docket to mitigate the risk of lower transmission revenue collection associated with an adverse order. On September 26, 2008, the MISO and PJM transmission owners filed a motion requesting that the FERC approve the pending settlements and act on the initial decision. On November 20, 2008, FERC issued an order approving uncontested settlements, but did not rule on the initial decision. On December 19, 2008, an additional order was issued approving two contested settlements. On October 29, 2009, FirstEnergy and Exelon filed an additional settlement agreement with FERC to resolve their outstanding claims. FirstEnergy is actively pursuing settlement agreements with other parties to the case.

PJM Transmission Rate

On January 31, 2005, certain PJM transmission owners made filings with the FERC pursuant to a settlement agreement previously approved by the FERC. JCP&L, Met-Ed and Penelec were parties to that proceeding and joined in two of the filings. In the first filing, the settling transmission owners submitted a filing justifying continuation of their existing rate design within the PJM RTO. Hearings were held and numerous parties appeared and litigated various issues concerning PJM rate design, notably AEP, which proposed to create a "postage stamp," or average rate for all high voltage transmission facilities across PJM and a zonal transmission rate for facilities below 345 kV. AEP's proposal would have the effect of shifting recovery of the costs of high voltage transmission lines to other transmission zones, including those where JCP&L, Met-Ed, and Penelec serve load. On April 19, 2007, the FERC issued an order ("Opinion 494") finding that the PJM transmission owners’ existing “license plate” or zonal rate design was just and reasonable and ordered that the current license plate rates for existing transmission facilities be retained. On the issue of rates for new transmission facilities, the FERC directed that costs for new transmission facilities that are rated at 500 kV or higher are to be collected from all transmission zones throughout the PJM footprint by means of a postage-stamp rate. Costs for new transmission facilities that are rated at less than 500 kV, however, are to be allocated on a “beneficiary pays” basis. The FERC found that PJM’s current beneficiary-pays cost allocation methodology is not sufficiently detailed and, in a related order that also was issued on April 19, 2007, directed that hearings be held for the purpose of establishing a just and reasonable cost allocation methodology for inclusion in PJM’s tariff.

On May 18, 2007, certain parties filed for rehearing of the FERC’s April 19, 2007 order. On January 31, 2008, the requests for rehearing were denied. On February 11, 2008, AEP appealed the FERC’s April 19, 2007, and January 31, 2008, orders to the federal Court of Appeals for the D.C. Circuit. The Illinois Commerce Commission, the PUCO and Dayton Power & Light have also appealed these orders to the Seventh Circuit Court of Appeals. The appeals of these parties and others have been consolidated for argument in the Seventh Circuit. Oral arguments were held on April 13, 2009. The Seventh Circuit Court of Appeals issued a decision on August 6, 2009, that remanded the rate design to FERC and denied AEP’s appeal. A request for rehearing and rehearing en banc by Baltimore Gas & Electric and Old Dominion Electric Cooperative was denied by the Seventh Circuit on October 20, 2009. On October 28, 2009, the Seventh Circuit closed its case dockets and returned the case to FERC for further action on the remand order.

The FERC’s orders on PJM rate design prevented the allocation of a portion of the revenue requirement of existing transmission facilities of other utilities to JCP&L, Met-Ed and Penelec. In addition, the FERC’s decision to allocate the cost of new 500 kV and above transmission facilities on a PJM-wide basis reduces the cost of future transmission to be recovered from the JCP&L, Met-Ed and Penelec zones. A partial settlement agreement addressing the “beneficiary pays” methodology for below 500 kV facilities, but excluding the issue of allocating new facilities costs to merchant transmission entities, was filed on September 14, 2007. The agreement was supported by the FERC’s Trial Staff, and was certified by the Presiding Judge to the FERC. On July 29, 2008, the FERC issued an order conditionally approving the settlement subject to the submission of a compliance filing. The compliance filing was submitted on August 29, 2008, and the FERC issued an order accepting the compliance filing on October 15, 2008. On November 14, 2008, PJM submitted revisions to its tariff to incorporate cost responsibility assignments for below 500 kV upgrades included in PJM’s Regional Transmission Expansion Planning process in accordance with the settlement. The FERC conditionally accepted the compliance filing on January 28, 2009. PJM submitted a further compliance filing on March 2, 2009, which was accepted by the FERC on April 10, 2009. The remaining merchant transmission cost allocation issues were the subject of a hearing at the FERC in May 2008. An initial decision was issued by the Presiding Judge on September 18, 2008. PJM and FERC trial staff each filed a Brief on Exceptions to the initial decision on October 20, 2008. Briefs Opposing Exceptions were filed on November 10, 2008.

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

On September 17, 2007, AEP filed a complaint under Sections 206 and 306 of the Federal Power Act seeking to have the entire transmission rate design and cost allocation methods used by MISO and PJM declared unjust, unreasonable, and unduly discriminatory, and to have the FERC fix a uniform regional transmission rate design and cost allocation method for the entire MISO and PJM “Super Region” that recovers the average cost of new and existing transmission facilities operated at voltages of 345 kV and above from all transmission customers. Lower voltage facilities would continue to be recovered in the local utility transmission rate zone through a license plate rate. AEP requested a refund effective October 1, 2007, or alternatively, February 1, 2008. On January 31, 2008, the FERC issued an order denying the complaint. The effect of this order is to prevent the shift of significant costs to the FirstEnergy zones in MISO and PJM. A rehearing request by AEP was denied by the FERC on December 19, 2008. On February 17, 2009, AEP appealed the FERC’s January 31, 2008, and December 19, 2008, orders to the U.S. Court of Appeals for the Seventh Circuit. FESC, on behalf of its affiliated operating utility companies, filed a motion to intervene on March 10, 2009. The Seventh Circuit Court of Appeals has held this appeal in abeyance pending resolution of the Opinion 494 appeal discussed above. Now that the Seventh Circuit has ruled on the Opinion 494 case, AEP and FERC have until November 11, 2009, to advise the Seventh Circuit of any changes to their litigation positions that result from or reflect the Seventh Circuit’s decision in the Opinion 494 case.

RTO Consolidation

On August 17, 2009, FirstEnergy filed an application with the FERC requesting to consolidate its transmission assets and operations into PJM. Currently, FirstEnergy’s transmission assets and operations are divided between PJM and MISO. The consolidation would make the transmission assets that are part of ATSI, whose footprint includes the Ohio Companies and Penn, part of PJM. Most of FirstEnergy’s transmission assets in Pennsylvania and all of the transmission assets in New Jersey already operate as a part of PJM.

To ensure a definitive ruling at the same time FERC rules on its request to integrate ATSI into PJM, on October 19, 2009, FirstEnergy filed a related complaint with FERC on the issue of allocating transmission costs to the ATSI footprint for high voltage transmission projects approved prior to FirstEnergy’s integration into PJM.

FirstEnergy has requested that FERC rule on its application and the related complaint by December 17, 2009, to provide time to permit management to make a decision on whether to integrate ATSI into PJM prior to the 2010 Base Residual Auction for capacity. Subject to a satisfactory FERC ruling, the integration is expected to be complete on June 1, 2011, to coincide with delivery of power under the next competitive generation procurement process for FirstEnergy's Ohio companies.

On September 4, 2009, the PUCO opened a case to take comments from Ohio’s stakeholders regarding the RTO consolidation. FirstEnergy filed extensive comments in the PUCO case on September 25, 2009, and reply comments on October 13, 2009, and attended a public meeting on September 15, 2009 to answer questions regarding the RTO consolidation.

Several parties have intervened in the regulatory dockets at the FERC and at the PUCO. Certain interveners have commented and protested particular elements of the proposed RTO consolidation, including an exit fee to MISO, integration costs to PJM, and cost-allocations of future transmission upgrades in PJM and MISO. The result of these comments and protests could delay or otherwise have a material financial effect on the proposed RTO consolidation.

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

On March 26, 2009, the FERC accepted in part, and rejected in part, tariff provisions submitted by PJM, revising certain parts of its RPM. Ordered changes included making incremental improvements to RPM;   clarification on certain aspects of the March 26, 2009 Order. On April 27, 2009, PJM submitted a compliance filing addressing the changes the FERC ordered in the March 26, 2009 Order; and subsequently, numerous parties filed requests for rehearing of the March 26, 2009 Order. On June 18, 2009, the FERC denied rehearing and request for oral argument of the March 26, 2009 Order.

PJM has reconvened the Capacity Market Evolution Committee (CMEC) and has scheduled a CMEC Long-Term Issues Symposium to address near-term changes directed by the March 26, 2009 Order and other long-term issues not addressed in the February 2009 settlement. PJM made a compliance filing on September 1, 2009, incorporating tariff changes directed by the March 26, 2009 Order. The tariff changes were approved by the FERC in an order issued on October 30, 2009, and are effective November 1, 2009. The CMEC continues to work to address additional compliance items directed by the March 26, 2009 Order. Another compliance filing is due December 1, 2009.

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

On October 20, 2008, the FERC issued three orders essentially permitting the MISO Resource Adequacy program to proceed with some modifications. First, the FERC accepted MISO's financial settlement approach for enforcement of Resource Adequacy subject to a compliance filing modifying the cost of new entry penalty. Second, the FERC conditionally accepted MISO's compliance filing on the qualifications for purchased power agreements to be capacity resources, load forecasting, loss of load expectation, and planning reserve zones. Additional compliance filings were directed on accreditation of load modifying resources and price responsive demand. Finally, the FERC largely denied rehearing of its March 26 order with the exception of issues related to behind the meter resources and certain ministerial matters. On November 19, 2008, MISO made various compliance filings pursuant to these orders. Issuance of orders on rehearing and two of the compliance filings occurred on February 19, 2009. No material changes were made to MISO’s Resource Adequacy program. On April 16, 2009, the FERC issued an additional order on rehearing and compliance, approving MISO’s proposed financial settlement provision for Resource Adequacy. The MISO Resource Adequacy process was implemented as planned on June 1, 2009, the beginning of the MISO planning year. On June 17, 2009, MISO submitted a compliance filing in response to the FERC’s April 16, 2009 order directing it to address, among others, various market monitoring and mitigation issues. On July 8, 2009, various parties submitted comments on and protests to MISO’s compliance filing. FirstEnergy submitted comments identifying specific aspects of the MISO’s and Independent Market Monitor’s proposals for market monitoring and mitigation and other issues that it believes the FERC should address and clarify. On October 23, 2009, FERC issued an order approving a MISO compliance filing that revised its tariff to provide for netting of demand resources, but prohibiting the netting of behind-the-meter generation.

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

On May 13-14, 2009, the Ohio Companies held an auction to secure generation supply for their PLR obligation. The results of the auction were accepted by the PUCO on May 14, 2009. Twelve bidders qualified to participate in the auction with nine successful bidders each securing a portion of the Ohio Companies' total supply needs. FES was the successful bidder for 51 tranches, and subsequently purchased 21 additional tranches from other bidders. The auction resulted in an overall weighted average wholesale price of 6.15 cents per KWH for generation and transmission. The new prices for PLR service went into effect with usage beginning June 1, 2009, and continuing through May 31, 2011.

On November 3, 2009, FES, Met-Ed, Penelec and Waverly restated their partial requirements power purchase agreement for 2010. The Fourth Restated Partial Requirements Agreement continues to limit the amount of capacity resources required to be supplied by FES to 3544 MW, but requires FES to supply essentially all of Met-Ed, Penelec, and Waverly’s energy requirements in 2010. Under the new agreement, Met-Ed, Penelec, and Waverly (Buyers) assign 1300 MW of existing energy purchases to FES to assist it in supplying Buyers’ power supply requirements and managing congestion expenses. FES can either sell the assigned power from the third party into the market or use it to serve the Met-Ed/Penelec load. FES is responsible for obtaining additional power supplies in the event of failure of supply of the assigned energy purchase contracts. Prices for the power sold by FES were increased to $42.77 and $44.42, respectively for Met-Ed and Penelec. In addition, FES agreed to reimburse Met-Ed and Penelec, respectively, for congestion expenses and marginal losses in excess of $208 million and $79 million as billed by PJM in 2010, and associated with delivery of power by FES under the Fourth Restated Partial Requirements Agreement. The Fourth Restated Partial Requirements Agreement terminates at the end of 2010.

 11. NEW ACCOUNTING STANDARDS AND INTERPRETATIONS

In December 2008, the FASB issued a standard on an employer’s disclosures about assets of a defined benefit pension or other postretirement plan. Requirements include disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant categories of risk. This standard is effective for fiscal years ending after December 15, 2009. FirstEnergy will expand its disclosures related to postretirement benefit plan assets.

In June 2009, the FASB amended the derecognition guidance in the Transfers and Servicing Topic of the FASB Accounting Standards Codification and eliminated the concept of a QSPE. The amended guidance requires an evaluation of all existing QSPEs to determine whether they must be consolidated. This standard is effective for financial asset transfers that occur in fiscal years beginning after November 15, 2009. FirstEnergy does not expect this standard to have a material effect upon its financial statements.

In June 2009, the FASB amended the consolidation guidance applied to VIEs. This standard replaces the quantitative approach previously required to determine which entity has a controlling financial interest in a VIE with a qualitative approach. Under the new approach, the primary beneficiary of a VIE is the entity that has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could be significant to the VIE. This standard also requires ongoing reassessments of whether an entity is the primary beneficiary of a VIE and enhanced disclosures about an entity’s involvement in VIEs. The standard is effective for fiscal years beginning after November 15, 2009. FirstEnergy is currently evaluating the impact of adopting this standard on its financial statements.

In August 2009, the FASB updated the Fair Value Measurement and Disclosures Topic, which provides guidance in determining fair value when a quoted price in an active market for an identical liability is not available. In such instances, an entity should measure fair value using one of the following approaches; (i) the quoted price of an identical liability when traded as an asset; (ii) the quoted price of a similar liability or a similar liability traded as an asset; (iii) a technique based on the amount an entity would pay to transfer the identical liability; or (iv) a technique based on the amount an entity would receive to enter into an identical liability. This standard is effective for the first reporting period, including interim periods, beginning after issuance, or October 1, 2009, for FirstEnergy. FirstEnergy does not expect this standard to have a material effect upon its financial statements.

12.  SEGMENT INFORMATION

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

The competitive energy services segment supplies electric power to its electric utility affiliates, provides competitive electricity sales primarily in Ohio, Pennsylvania, Maryland, Michigan and Illinois, owns or leases and operates FirstEnergy's generating facilities and purchases electricity to meet its sales obligations. The segment's net income is primarily derived from affiliated and non-affiliated electric generation sales revenues less the related costs of electricity generation, including purchased power and net transmission (including congestion) and ancillary costs charged by PJM and MISO to deliver electricity to the segment's customers. The segment's internal revenues represent sales to its affiliates in Ohio and Pennsylvania.

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

Segment Financial Information
			Ohio
	Energy	Competitive	Transitional
	Delivery	Energy	Generation		Reconciling
Three Months Ended	Services	Services	Services	Other	Adjustments	Consolidated
	(In millions)
September 30, 2009
External revenues	$2,203	$490	$739	$6	$(30)	$3,408
Internal revenues	-	617	-	-	(617)	-
Total revenues	2,203	1,107	739	6	(647)	3,408
Depreciation and amortization	356	69	17	3	4	449
Investment income	46	159	-	-	(14)	191
Net interest charges	117	28	-	2	173	320
Income taxes	93	121	6	(19)	(73)	128
Net income (loss)	139	183	9	17	(118)	230
Total assets	22,753	10,691	270	674	286	34,674
Total goodwill	5,551	24	-	-	-	5,575
Property additions	182	224	-	14	12	432

September 30, 2008
External revenues	$2,657	$460	$813	$5	$(31)	$3,904
Internal revenues	-	786	-	-	(786)	-
Total revenues	2,657	1,246	813	5	(817)	3,904
Depreciation and amortization	286	67	46	1	1	401
Investment income	48	13	1	-	(22)	40
Net interest charges	101	31	1	-	44	177
Income taxes	188	109	14	(46)	(27)	238
Net income	283	164	19	48	(43)	471
Total assets	23,088	9,360	270	457	387	33,562
Total goodwill	5,559	24	-	-	-	5,583
Property additions	170	285	-	85	20	560

Nine Months Ended

September 30, 2009
External revenues	$6,236	$1,329	$2,519	$18	$(89)	$10,013
Internal revenues	-	2,349	-	-	(2,349)	-
Total revenues	6,236	3,678	2,519	18	(2,438)	10,013
Depreciation and amortization	1,122	201	(24)	7	11	1,317
Investment income	110	136	1	-	(40)	207
Net interest charges	340	64	-	5	250	659
Income taxes	154	409	36	(56)	(113)	430
Net income (loss)	230	614	55	52	(197)	754
Total assets	22,753	10,691	270	674	286	34,674
Total goodwill	5,551	24	-	-	-	5,575
Property additions	524	893	-	133	25	1,575

September 30, 2008
External revenues	$7,051	$1,164	$2,203	$65	$(57)	$10,426
Internal revenues	-	2,266	-	-	(2,266)	-
Total revenues	7,051	3,430	2,203	65	(2,323)	10,426
Depreciation and amortization	782	179	61	2	10	1,034
Investment income	133	(1)	1	6	(66)	73
Net interest charges	303	86	1	-	133	523
Income taxes	436	212	42	(33)	(72)	585
Net income	655	317	62	96	(119)	1,011
Total assets	23,088	9,360	270	457	387	33,562
Total goodwill	5,559	24	-	-	-	5,583
Property additions	621	1,430	-	106	20	2,177

Reconciling adjustments to segment operating results from internal management reporting to consolidated external financial reporting primarily consist of interest expense related to holding company debt, corporate support services revenues and expenses and elimination of intersegment transactions.

  13. SUPPLEMENTAL GUARANTOR INFORMATION

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

The condensed consolidating statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008, consolidating balance sheets as of September 30, 2009 and December 31, 2008 and consolidating statements of cash flows for the nine months ended September 30, 2009 and 2008 for FES (parent and guarantor), FGCO and NGC (non-guarantor) are presented below. Investments in wholly owned subsidiaries are accounted for by FES using the equity method. Results of operations for FGCO and NGC are, therefore, reflected in FES' investment accounts and earnings as if operating lease treatment was achieved. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions and the entries required to reflect operating lease treatment associated with the 2007 Bruce Mansfield Unit 1 sale and leaseback transaction.

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Three Months Ended September 30, 2009	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$1,087,991	$477,679	$170,129	$(631,227)	$1,104,572

EXPENSES:
Fuel	9,278	241,953	43,462	-	294,693
Purchased power from non-affiliates	205,200	-	-	-	205,200
Purchased power from affiliates	621,996	9,233	35,290	(631,229)	35,290
Other operating expenses	70,246	109,828	113,669	12,192	305,935
Provision for depreciation	1,051	30,469	35,832	(1,311)	66,041
General taxes	4,351	11,331	6,018	-	21,700
Total expenses	912,122	402,814	234,271	(620,348)	928,859

OPERATING INCOME	175,869	74,865	(64,142)	(10,879)	175,713

OTHER INCOME (EXPENSE):
Investment income	35	319	158,503	-	158,857
Miscellaneous income, including net income
from equity investees	100,668	744	1	(98,609)	2,804
Interest expense - affiliates	(35)	(1,267)	(907)	-	(2,209)
Interest expense - other	(15,358)	(26,737)	(16,205)	16,113	(42,187)
Capitalized interest	49	15,381	2,439	-	17,869
Total other income (expense)	85,359	(11,560)	143,831	(82,496)	135,134

INCOME BEFORE INCOME TAXES	261,228	63,305	79,689	(93,375)	310,847

INCOME TAXES	61,545	19,646	27,801	2,172	111,164

NET INCOME	$199,683	$43,659	$51,888	$(95,547)	$199,683

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Three Months Ended September 30, 2008	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$1,222,783	$574,394	$267,017	$(822,590)	$1,241,604

EXPENSES:
Fuel	8,177	307,646	34,123	-	349,946
Purchased power from non-affiliates	221,493	-	-	-	221,493
Purchased power from affiliates	815,243	7,347	15,821	(822,590)	15,821
Other operating expenses	35,596	110,701	120,697	12,190	279,184
Provision for depreciation	1,978	33,432	30,559	(1,336)	64,633
General taxes	4,829	10,768	6,139	-	21,736
Total expenses	1,087,316	469,894	207,339	(811,736)	952,813

OPERATING INCOME	135,467	104,500	59,678	(10,854)	288,791

OTHER INCOME (EXPENSE):
Investment income (loss)	(122)	(1,204)	13,287	-	11,961
Miscellaneous income, including net income
from equity investees	102,899	689	-	(97,122)	6,466
Interest expense - affiliates	(120)	(4,963)	(2,932)	-	(8,015)
Interest expense - other	(8,464)	(23,447)	(17,183)	16,325	(32,769)
Capitalized interest	41	11,376	978	-	12,395
Total other income (expense)	94,234	(17,549)	(5,850)	(80,797)	(9,962)

INCOME BEFORE INCOME TAXES	229,701	86,951	53,828	(91,651)	278,829

INCOME TAXES	44,046	31,863	14,995	2,270	93,174

NET INCOME	$185,655	$55,088	$38,833	$(93,921)	$185,655

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Nine Months Ended September 30, 2009	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$3,357,873	$1,726,715	$955,452	$(2,368,210)	$3,671,830

EXPENSES:
Fuel	16,400	755,632	99,128	-	871,160
Purchased power from non-affiliates	551,155	-	-	-	551,155
Purchased power from affiliates	2,351,879	16,333	149,746	(2,368,212)	149,746
Other operating expenses	144,284	313,416	397,284	36,571	891,555
Provision for depreciation	3,087	90,680	103,135	(3,940)	192,962
General taxes	12,826	35,289	18,246	-	66,361
Total expenses	3,079,631	1,211,350	767,539	(2,335,581)	2,722,939

OPERATING INCOME	278,242	515,365	187,913	(32,629)	948,891

OTHER INCOME (EXPENSE):
Investment income	83	758	134,882	-	135,723
Miscellaneous income, including net income
from equity investees	509,927	1,209	15	(498,311)	12,840
Interest expense - affiliates	(103)	(4,648)	(3,752)	-	(8,503)
Interest expense - other	(20,778)	(72,762)	(46,050)	48,605	(90,985)
Capitalized interest	146	34,257	7,572	-	41,975
Total other income (expense)	489,275	(41,186)	92,667	(449,706)	91,050

INCOME BEFORE INCOME TAXES	767,517	474,179	280,580	(482,335)	1,039,941

INCOME TAXES	99,751	166,902	98,893	6,629	372,175

NET INCOME	$667,766	$307,277	$181,687	$(488,964)	$667,766

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Nine Months Ended September 30, 2008	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$3,387,258	$1,707,320	$879,729	$(2,562,309)	$3,411,998

EXPENSES:
Fuel	13,920	876,077	92,188	-	982,185
Purchased power from non-affiliates	648,556	-	-	-	648,556
Purchased power from affiliates	2,549,892	12,417	75,834	(2,562,309)	75,834
Other operating expenses	103,034	342,041	381,826	36,567	863,468
Provision for depreciation	3,885	90,058	80,646	(4,054)	170,535
General taxes	14,971	33,842	15,915	-	64,728
Total expenses	3,334,258	1,354,435	646,409	(2,529,796)	2,805,306

OPERATING INCOME	53,000	352,885	233,320	(32,513)	606,692

OTHER INCOME (EXPENSE):
Investment loss	(333)	(3,300)	(2,699)	-	(6,332)
Miscellaneous income, including net income
from equity investees	323,425	2,066	-	(305,710)	19,781
Interest expense - affiliates	(252)	(18,172)	(7,529)	-	(25,953)
Interest expense - other	(19,105)	(73,112)	(38,833)	49,241	(81,809)
Capitalized interest	90	27,460	2,049	-	29,599
Total other income (expense)	303,825	(65,058)	(47,012)	(256,469)	(64,714)

INCOME BEFORE INCOME TAXES	356,825	287,827	186,308	(288,982)	541,978

INCOME TAXES	13,092	109,615	68,597	6,941	198,245

NET INCOME	$343,733	$178,212	$117,711	$(295,923)	$343,733

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)

As of September 30, 2009	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$266,859	$99	$-	$-	$266,958
Receivables-
Customers	155,489	-	-	-	155,489
Associated companies	278,670	186,263	106,551	(227,097)	344,387
Other	15,310	12,858	19,411	-	47,579
Notes receivable from associated companies	134,283	200,692	93,041	-	428,016
Materials and supplies, at average cost	9,925	304,358	213,995	-	528,278
Prepayments and other	90,377	19,064	10,921	-	120,362
	950,913	723,334	443,919	(227,097)	1,891,069

PROPERTY, PLANT AND EQUIPMENT:
In service	90,179	5,508,790	5,041,783	(386,054)	10,254,698
Less - Accumulated provision for depreciation	12,590	2,785,417	1,860,060	(170,235)	4,487,832
	77,589	2,723,373	3,181,723	(215,819)	5,766,866
Construction work in progress	4,179	1,830,141	361,679	-	2,195,999
	81,768	4,553,514	3,543,402	(215,819)	7,962,865

INVESTMENTS:
Nuclear plant decommissioning trusts	-	-	1,101,884	-	1,101,884
Investment in associated companies	4,327,059	-	-	(4,327,059)	-
Long-term notes receivable from associated companies	-	-	8,817	-	8,817
Other	1,320	25,121	201	-	26,642
	4,328,379	25,121	1,110,902	(4,327,059)	1,137,343
DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income taxes	12,331	391,899	-	(366,131)	38,099
Lease assignment receivable from associated companies	-	71,356	-	-	71,356
Goodwill	24,248	-	-	-	24,248
Property taxes	-	27,494	22,610	-	50,104
Unamortized sale and leaseback costs	-	2,938	-	55,412	58,350
Other	194,916	68,278	16,619	(53,679)	226,134
	231,495	561,965	39,229	(364,398)	468,291
	$5,592,555	$5,863,934	$5,137,452	$(5,134,373)	$11,459,568

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$726	$697,986	$951,240	$(18,186)	$1,631,766
Short-term borrowings-
Associated companies	-	-	-	-	-
Other	100,000	-	-	-	100,000
Accounts payable-
Associated companies	130,669	212,778	234,626	(190,891)	387,182
Other	30,890	125,163	-	-	156,053
Accrued taxes	114,043	29,489	16,791	(54,749)	105,574
Other	41,828	120,107	27,772	38,081	227,788
	418,156	1,185,523	1,230,429	(225,745)	2,608,363

CAPITALIZATION:
Common stockholder's equity	3,607,283	2,252,002	2,054,817	(4,306,819)	3,607,283
Long-term debt and other long-term obligations	1,519,585	1,865,313	533,990	(1,278,796)	2,640,092
	5,126,868	4,117,315	2,588,807	(5,585,615)	6,247,375

NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	-	-	-	1,001,298	1,001,298
Accumulated deferred income taxes	-	-	324,311	(324,311)	-
Accumulated deferred investment tax credits	-	37,129	22,350	-	59,479
Asset retirement obligations	-	25,011	881,188	-	906,199
Retirement benefits	32,043	168,054	-	-	200,097
Property taxes	-	27,494	22,610	-	50,104
Lease market valuation liability	-	273,624	-	-	273,624
Other	15,488	29,784	67,757	-	113,029
	47,531	561,096	1,318,216	676,987	2,603,830
	$5,592,555	$5,863,934	$5,137,452	$(5,134,373)	$11,459,568

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)

As of December 31, 2008	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$39	$-	$-	$39
Receivables-
Customers	86,123	-	-	-	86,123
Associated companies	363,226	225,622	113,067	(323,815)	378,100
Other	991	11,379	12,256	-	24,626
Notes receivable from associated companies	107,229	21,946	-	-	129,175
Materials and supplies, at average cost	5,750	303,474	212,537	-	521,761
Prepayments and other	76,773	35,102	660	-	112,535
	640,092	597,562	338,520	(323,815)	1,252,359

PROPERTY, PLANT AND EQUIPMENT:
In service	134,905	5,420,789	4,705,735	(389,525)	9,871,904
Less - Accumulated provision for depreciation	13,090	2,702,110	1,709,286	(169,765)	4,254,721
	121,815	2,718,679	2,996,449	(219,760)	5,617,183
Construction work in progress	4,470	1,441,403	301,562	-	1,747,435
	126,285	4,160,082	3,298,011	(219,760)	7,364,618

INVESTMENTS:
Nuclear plant decommissioning trusts	-	-	1,033,717	-	1,033,717
Long-term notes receivable from associated companies	-	-	62,900	-	62,900
Investment in associated companies	3,596,152	-	-	(3,596,152)	-
Other	1,913	59,476	202	-	61,591
	3,598,065	59,476	1,096,819	(3,596,152)	1,158,208

DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income tax benefits	24,703	476,611	-	(233,552)	267,762
Lease assignment receivable from associated companies	-	71,356	-	-	71,356
Goodwill	24,248	-	-	-	24,248
Property taxes	-	27,494	22,610	-	50,104
Unamortized sale and leaseback costs	-	20,286	-	49,646	69,932
Other	59,642	59,674	21,743	(44,625)	96,434
	108,593	655,421	44,353	(228,531)	579,836
	$4,473,035	$5,472,541	$4,777,703	$(4,368,258)	$10,355,021

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$5,377	$925,234	$1,111,183	$(16,896)	$2,024,898
Short-term borrowings-
Associated companies	1,119	257,357	6,347	-	264,823
Other	1,000,000	-	-	-	1,000,000
Accounts payable-
Associated companies	314,887	221,266	250,318	(314,133)	472,338
Other	35,367	119,226	-	-	154,593
Accrued taxes	8,272	60,385	30,790	(19,681)	79,766
Other	61,034	136,867	13,685	36,853	248,439
	1,426,056	1,720,335	1,412,323	(313,857)	4,244,857

CAPITALIZATION:
Common stockholder's equity	2,944,423	1,832,678	1,752,580	(3,585,258)	2,944,423
Long-term debt and other long-term obligations	61,508	1,328,921	469,839	(1,288,820)	571,448
	3,005,931	3,161,599	2,222,419	(4,874,078)	3,515,871

NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	-	-	-	1,026,584	1,026,584
Accumulated deferred income taxes	-	-	206,907	(206,907)	-
Accumulated deferred investment tax credits	-	39,439	23,289	-	62,728
Asset retirement obligations	-	24,134	838,951	-	863,085
Retirement benefits	22,558	171,619	-	-	194,177
Property taxes	-	27,494	22,610	-	50,104
Lease market valuation liability	-	307,705	-	-	307,705
Other	18,490	20,216	51,204	-	89,910
	41,048	590,607	1,142,961	819,677	2,594,293
	$4,473,035	$5,472,541	$4,777,703	$(4,368,258)	$10,355,021

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30, 2009	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	$(37,990)	$520,169	$408,364	$(8,732)	$881,811

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	1,498,087	524,710	333,965	-	2,356,762
Equity contributions from parent	-	100,000	150,000	(250,000)	-
Redemptions and Repayments-
Long-term debt	(1,507)	(258,583)	(366,857)	8,734	(618,213)
Short-term borrowings, net	(901,119)	(257,357)	(6,347)	-	(1,164,823)
Other	(11,583)	(5,261)	(3,160)	(2)	(20,006)
Net cash provided from financing activities	583,878	103,509	107,601	(241,268)	553,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(2,224)	(439,531)	(400,845)	-	(842,600)
Proceeds from asset sales	-	16,129	-	-	16,129
Sales of investment securities held in trusts	-	-	2,152,717	-	2,152,717
Purchases of investment securities held in trusts	-	-	(2,175,135)	-	(2,175,135)
Loan to associated companies, net	(27,054)	(178,746)	(93,041)	-	(298,841)
Investment in subsidiary	(250,000)	-	-	250,000	-
Other	249	(21,470)	339	-	(20,882)
Net cash used for investing activities	(279,029)	(623,618)	(515,965)	250,000	(1,168,612)

Net change in cash and cash equivalents	266,859	60	-	-	266,919
Cash and cash equivalents at beginning of period	-	39	-	-	39
Cash and cash equivalents at end of period	$266,859	$99	$-	$-	$266,958

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30, 2008	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

NET CASH PROVIDED FROM OPERATING ACTIVITIES:	$47,463	$267,933	$247,054	$(8,317)	$554,133

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	-	328,325	209,050	-	537,375
Equity contribution from parent	280,000	675,000	175,000	(850,000)	280,000
Short-term borrowings, net	700,000	-	139,363	(91,677)	747,686
Redemptions and Repayments-
Long-term debt	(1,777)	(286,776)	(180,666)	8,317	(460,902)
Short-term borrowings, net	-	(91,677)	-	91,677	-
Common stock dividend payment	(43,000)	-	-	-	(43,000)
Net cash provided from financing activities	935,223	624,872	342,747	(841,683)	1,061,159

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(38,481)	(778,329)	(600,395)	-	(1,417,205)
Proceeds from asset sales	-	15,218	-	-	15,218
Sales of investment securities held in trusts	-	-	596,291	-	596,291
Purchases of investment securities held in trusts	-	-	(624,899)	-	(624,899)
Loan repayments from (loans to) associated companies, net	(94,755)	(38,399)	69,012	-	(64,142)
Investment in subsidiary	(850,000)	-	-	850,000	-
Restricted funds for debt redemption	-	(52,090)	(29,550)	-	(81,640)
Other	550	(39,205)	(260)	-	(38,915)
Net cash used for investing activities	(982,686)	(892,805)	(589,801)	850,000	(1,615,292)

Net change in cash and cash equivalents	-	-	-	-	-
Cash and cash equivalents at beginning of period	2	-	-	-	2
Cash and cash equivalents at end of period	$2	$-	$-	$-	$2

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of
Directors of FirstEnergy Corp.:

We have reviewed the accompanying consolidated balance sheet of FirstEnergy Corp. and its subsidiaries as of September 30, 2009 and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2009 and 2008 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, common stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2009, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 7 to the accompanying consolidated financial statements, the Company changed its reporting related to noncontrolling interest. The accompanying December 31, 2008 consolidated balance sheet reflects this change.

PricewaterhouseCoopers LLP Cleveland, Ohio November 6, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of FirstEnergy Solutions Corp.:

We have reviewed the accompanying consolidated balance sheet of FirstEnergy Solutions Corp. and its subsidiaries as of September 30, 2009 and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2009 and 2008 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

PricewaterhouseCoopers LLP Cleveland, Ohio November 6, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of Ohio Edison Company:

We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company and its subsidiaries as of September 30, 2009 and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2009 and 2008 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, capitalization, common stockholder's equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2009, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 7 to the accompanying consolidated financial statements, the Company changed its reporting related to noncontrolling interest. The accompanying December 31, 2008 consolidated balance sheet reflects this change.

PricewaterhouseCoopers LLP Cleveland, Ohio November 6, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors of
The Cleveland Electric Illuminating Company:

We have reviewed the accompanying consolidated balance sheet of The Cleveland Electric Illuminating Company and its subsidiaries as of September 30, 2009 and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2009 and 2008 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, capitalization, common stockholder's equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2009, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 7 to the accompanying consolidated financial statements, the Company changed its reporting related to noncontrolling interest. The accompanying December 31, 2008 consolidated balance sheet reflects this change.

PricewaterhouseCoopers LLP Cleveland, Ohio November 6, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of The Toledo Edison Company:

We have reviewed the accompanying consolidated balance sheet of The Toledo Edison Company and its subsidiary as of September 30, 2009 and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2009 and 2008 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, capitalization, common stockholder's equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2009, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 7 to the accompanying consolidated financial statements, the Company changed its reporting related to noncontrolling interest. The accompanying December 31, 2008 consolidated balance sheet reflects this change.

PricewaterhouseCoopers LLP Cleveland, Ohio November 6, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of Jersey Central Power & Light Company:

We have reviewed the accompanying consolidated balance sheet of Jersey Central Power & Light Company and its subsidiaries as of September 30, 2009 and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2009 and 2008 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

PricewaterhouseCoopers LLP Cleveland, Ohio November 6, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of Metropolitan Edison Company:

We have reviewed the accompanying consolidated balance sheet of Metropolitan Edison Company and its subsidiary as of September 30, 2009 and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2009 and 2008 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

PricewaterhouseCoopers LLP Cleveland, Ohio November 6, 2009

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of Pennsylvania Electric Company:

We have reviewed the accompanying consolidated balance sheet of Pennsylvania Electric Company and its subsidiaries as of September 30, 2009 and the related consolidated statements of income and comprehensive income for each of the three-month and nine-month periods ended September 30, 2009 and 2008 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

PricewaterhouseCoopers LLP Cleveland, Ohio November 6, 2009

Item 2.    Management's Discussion and Analysis of Registrant and Subsidiaries

FIRSTENERGY CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Net income in the third quarter of 2009 was $234 million, or basic and diluted earnings of $0.77 per share of common stock, compared with net income of $471 million, or basic earnings of $1.55 per share of common stock ($1.54 diluted) in the third quarter of 2008. Results in the third quarter of 2009 include a loss of $0.30 per share resulting from the redemption of $1.2 billion of our 6.45% notes, partially offset by $0.25 per share of investment income resulting primarily from the sale of securities held in our nuclear decommissioning trust. Net income in the first nine months of 2009 was $768 million or basic earnings of $2.52 per share of common stock ($2.51 diluted), compared with net income of $1.01 billion, or basic earnings of $3.32 per share of common stock ($3.29 diluted) in the first nine months of 2008.

Change in Basic Earnings Per Share From Prior Year Periods	Three Months Ended September 30	Nine Months Ended September 30

Basic Earnings Per Share – 2008	$1.55	$3.32
Gain on non-core asset sales	-	0.46
Litigation settlement – 2008	-	(0.03)
Debt redemption premium - 2009	(0.30)	(0.30)
Organizational restructuring costs – 2009	(0.07)	(0.14)
Regulatory charges – 2009	-	(0.55)
Investment Income	0.17	0.12
Trust securities impairments	0.08	0.08
Income tax adjustments	(0.12)	(0.09)
Revenues (excluding asset sales)	(1.04)	(1.29)
Fuel and purchased power	0.10	0.03
Transmission costs	0.30	0.56
Amortization of regulatory assets, net	(0.06)	(0.03)
Other expenses	0.16	0.38
Basic Earnings Per Share – 2009	$0.77	$2.52

Regulatory Matters

Ohio Regulatory Update

On August 6, 2009, the PUCO withdrew proposed rules it had forwarded to the Joint Committee on Agency Rules Review regarding implementation of the alternative energy portfolio standards created by SB221, incorporating energy efficiency requirements, long-term forecasting and planning for greenhouse gas reporting and carbon dioxide control. The rules remain under consideration. On October 15, 2009, the PUCO issued a second Entry on Rehearing, modifying certain of its previous rules. Modified rules previously withdrawn from JCARR were refiled with JCARR on October 16 and October 19, 2009. The rules set out the manner in which the electric utilities, including the Ohio companies, will be required to comply with benchmarks contained in SB 221 related to the employment of alternative energy resources, energy efficiency/peak demand reduction programs as well as greenhouse gas reporting requirements and changes to long term forecast reporting requirements. The rules severely restrict the types of renewable energy resources and energy efficiency and peak reduction programs that may be included toward meeting the statutory goals, which is expected to significantly increase the cost of compliance for the Ohio companies' customers. It is currently unclear what form the final rules may take or their potential impact on the Ohio Companies. On October 23, 2009, the rules were placed in a “to be re-filed” status by JCARR. It is currently unclear what form the final rules may take or their potential impact on the Ohio Companies. As a result of this uncertainty surrounding the rules, as well as the Commission’s failure to address certain energy efficiency application submitted by the Ohio Companies throughout the year and the Commission’s recent directive to postpone the launch of a Commission-approved energy efficiency program, the Ohio Companies, on October 27, 2009, submitted an application to amend their 2009 statutory energy efficiency benchmarks to zero. Absent this regulatory relief the Ohio Companies may not be able to meet their 2009 statutory energy efficiency benchmarks, which may result in the assessment of a forfeiture by the PUCO. The Ohio Companies asked the Commission to issue a ruling on or before December 2, 2009.

On August 19, 2009, the PUCO approved FirstEnergy’s proposal to accelerate the recovery of deferred costs. The principal amount plus carrying charges through August 31, 2009, for these deferrals was $305.1 million. Accelerated recovery began September 1, 2009, and will be collected in the 18 non-summer months through May 31, 2011.

On October 20, 2009, the Ohio Companies filed an MRO to procure electric generation service for the period beginning June 1, 2011. The proposed MRO would establish a CBP to secure generation supply for customers who do not shop with an alternative supplier and would be similar, in all material respects, to the CBP conducted in May 2009 in that it would procure energy, capacity and certain transmission services on a slice of system basis. However, unlike the May 2009 CBP, the MRO would include multiple bidding sessions and multiple products with different delivery periods for generation supply designed to reduce potential volatility, reduce supplier risk and encourage bidder participation. A technical conference was held on October 29, 2009, at the PUCO. Pursuant to SB221, the PUCO has 90 days to determine whether the MRO meets certain statutory requirements, therefore, the Ohio Companies have requested a PUCO determination by January 18, 2010. Under a determination that such statutory requirements were met, the Ohio Companies would be able to implement the MRO and conduct the CBP

In August and October 2009, the Ohio Companies conducted RFPs to Secure Renewable Energy Credits (RECs). The RFPs include solar and other renewable energy RECs, including those generated in Ohio. The RFCs from these two RFPs will be used to help meet the renewable energy requirements established under Senate Bill 221 for 2009, 2010 and 2011.

Pennsylvania Regulatory Update

Met-Ed and Penelec Default Service Plan Settlements

On August 12, 2009, Met-Ed and Penelec filed a settlement agreement with the PPUC for the generation procurement plan covering the period January 1, 2011, through May 31, 2013, reflecting the settlement on all but two issues. The settlement plan is designed to provide adequate and reliable service as required by Pennsylvania law through a prudent mix of long-term, short-term and spot-market generation supply as required by Act 129. The settlement plan proposes a staggered procurement schedule, which varies by customer class. If approved, generation procurement would begin in January 2010.

On September 2, 2009, the ALJ issued a Recommended Decision (RD) and adopted the Companies’ positions on two reserved issues. Exceptions to the ALJ RD were filed on September 22, 2009, with reply exceptions being filed on October 2, 2009. The PPUC's final decision is expected in November 2009.

By Tentative Order entered September 17, 2009, the PPUC provided for an additional 30 day comment period on whether “the Restructuring Settlement allows NUG over collection for select and isolated months to be used to reduce non-NUG stranded costs when a cumulative NUG stranded cost balance exists.”   In response to the Tentative Order comments were filed by the Office of Small Business Advocate, Office of Consumer Advocate, York County Solid Waste and Refuse Authority, ARIPPA, the Met-Ed Industrial Users Group and Penelec Industrial Customer Alliance objecting to the above accounting method utilized by Met-Ed and Penelec. The Companies will file reply comments on October 26, 2009.

Pennsylvania Smart Meter Plan

On August 14, 2009, Penn, Met-Ed and Penelec (the Companies) filed a Smart Meter Technology Procurement and Installation Plan with the PPUC as required by Act 129. The plan includes proposed tariff riders to recover the costs of implementation of the plan and an assessment period of twenty-four months to evaluate needs, select technology, secure vendors, train personnel, install and support test equipment and establish a detailed meter deployment schedule consistent with the requirements of Act 129. At the end of the assessment period, the Companies will submit to the PPUC a supplement to the plan to set forth in detail the Companies’ proposal for the full scale deployment of smart meters. The Companies are asking the PPUC to approve, as part the plan, both the proposed recovery mechanism and the recovery of costs of the assessment period, currently estimated at $29.5 million, through such mechanism.

New Jersey Solar Renewable Energy Certificates

JCP&L, in collaboration with another New Jersey electric utility, Atlantic City Electric Company (ACE), announced a RFP to secure Solar Renewable Energy Certificates (SREC) as part of the NJBPU's effort to support new solar energy projects. The RFP process was established to help create long-term agreements to purchase and sell SRECs to provide a stable basis for financing new solar generation projects in the companies' service areas. A total of 61 MW of solar generating capacity - 19 for ACE and 42 for JCP&L - will be solicited to help meet New Jersey Renewable Portfolio Standards. The first solicitation was conducted in August; subsequent solicitations will occur over the next three years. The costs of this program are expected to be fully recoverable through a per KWH rate approved by the NJBPU and applied to all customers.

Operational Matters

Fremont Energy Center

On September 22, 2009, FirstEnergy announced it expects to complete construction of the Fremont Energy Center by the end of 2010. Originally acquired by FGCO in January 2008, the Fremont Energy Center includes two natural gas combined-cycle combustion turbines and a steam turbine capable of producing 544 MW of load-following capacity and 163 MW of peaking capacity. With the accelerated construction schedule, FES estimates the remaining cost to complete the project to be $180 million.

Nuclear Outage

On October 12, 2009, NGC's Beaver Valley Nuclear Power Station Unit 2, located in Shippingport, Pennsylvania began a scheduled refueling and maintenance outage. During the outage, 60 of the 157 fuel assemblies will be exchanged and safety inspections conducted. In addition, numerous improvement projects will be completed to ensure continued safe and reliable operations.

PJM Regional Transmission Organization (RTO) Integration

As described in the “FERC Matters” section of this document, on August 17, 2009, FirstEnergy filed an application with the FERC to consolidate its transmission assets and operations into PJM. Currently FirstEnergy's transmission assets and operations are divided between PJM and MISO. The consolidation would move the transmission assets that are part of FirstEnergy's ATSI subsidiary and are located within the footprint of FirstEnergy's Ohio utilities and Pennsylvania Power - into PJM. If approved, the consolidation would provide customers with the benefits of a more fully developed retail choice market, and FirstEnergy and its Utilities with the operating efficiencies of a single RTO - with one set of rules, procedures and protocols. To ensure a definitive ruling at the same time FERC rules on its request to integrate ATSI into PJM, on October 19, 2009, FirstEnergy filed a related complaint with FERC on the issue of allocating transmission costs to the ATSI footprint for high voltage transmission projects approved prior to FirstEnergy’s integration into PJM.

FirstEnergy has requested that FERC rule on its application by December 17, 2009, to provide time to permit management to make a decision on whether to integrate ATSI into PJM prior to the 2010 Base Residual Auction for capacity. Subject to a satisfactory FERC ruling, the integration is expected to be complete on June 1, 2011, to coincide with delivery of power under the next competitive generation procurement process for FirstEnergy's Ohio companies.

On September 4, 2009, the PUCO opened a case to take comments from Ohio stakeholders regarding the RTO consolidation. FirstEnergy filed extensive comments in the PUCO case on September 25, 2009, and reply comments on October 13, 2009, and attended a public hearing on September 15, 2009, to respond to questions regarding the RTO consolidation.

Several parties have intervened in the regulatory dockets at the FERC and the PUCO. Certain interveners have commented and protested particular elements of the proposed RTO consolidation, including an exit fee to MISO, integration costs to PJM, and cost-allocations of future transmission upgrades in PJM and MISO. The result of these comments and protests could delay or otherwise have a material financial effect on the proposed RTO consolidation.

Voluntary Enhanced  Retirement Option

FirstEnergy’s VERO enrollment period concluded September 16, 2009. The VERO was accepted by a total 397 non-represented employees and 318 union employees.

FirstEnergy Solutions Offers Economic Support Program

In September 2009, FES introduced Powering Our Communities, an innovative program that offers economic support to communities in the OE, CEI and TE service areas that purchase discounted electric generation supply from FES through government aggregation programs. The program will provide up-front grants to local Ohio communities and long-term electric generation price savings.

Smart Grid Proposal

On August 6, 2009, FirstEnergy filed an application for economic stimulus funding with the U.S. Department of Energy under the American Recovery and Reinvestment Act that proposed investing $114 million on smart grid technologies to improve the reliability and interactivity of its electric distribution infrastructure in its three-state service area. The application requested $57 million, which represents half of the funding needed for targeted projects in communities served by the Utilities. On October 27, 2009, FirstEnergy received notice from the Department of Energy that its application was selected for award negotiations. However, no assurance can be given that we will receive any such award.

Financial Matters

Rating Agency Update

On August 3, 2009, Moody's Investor Service upgraded the senior secured debt ratings of FirstEnergy’s seven regulated utilities as follows:  CEI and TE were each upgraded to Baa1 from Baa2, and JCP&L, Met-Ed, OE, Penelec and Penn were each upgraded to A3 from Baa1.

Financing Activities

On August 7, 2009, FES issued 5, 12 and 30-year unsecured senior notes totaling $1.5 billion. The notes bear interest at an annual rate of 4.80%, 6.05% and 6.80%, respectively. Proceeds received from the issuance of the notes were used to pay down borrowings under the $2.75 billion revolving credit facility that FES shares with FirstEnergy and certain other subsidiaries, which made borrowing capacity available to FirstEnergy under the facility to fund a cash tender offer for $1.2 billion of its 6.45% notes, Series B, due 2011. FirstEnergy announced the tender offer on August 4, 2009 and completed it on September 1, 2009. $250 million of the 2011 notes remain outstanding.

On August 14, 2009, $177 million of PCRBs were issued and sold on behalf of FGCO relating to air quality compliance expenditures at the Sammis Plant. The PCRBs bear interest at an annual rate of 5.7% and mature on August 1, 2020.

On August 18, 2009, CEI issued $300 million of FMB that bear interest at an annual rate of 5.5% and mature on August 15, 2024. A portion of the proceeds will  be used to replace $150 million of CEI’s 7.43% Series D Secured Notes that mature on November 1, 2009. The remaining proceeds were used to repay a portion of CEI’s short-term borrowings.

On September 2, 2009, the Utilities and ATSI voluntarily contributed $500 million to the pension plan. On September 30, 2009, Penelec issued $500 million of unsecured notes, of which $250 million mature in 2020 and $250 million mature in 2038. The 2020 notes and 2038 notes bear interest at an annual rate of 5.20% and 6.15%, respectively.

On October 1, 2009, FGCO and NGC purchased $52.1 million and $29.6 million of PCRBs subject to mandatory purchase. Subject to market conditions, FGCO and NGC plan to remarket the purchased PCRBs in the near future.

FIRSTENERGY'S BUSINESS

FirstEnergy is a diversified energy company headquartered in Akron, Ohio, that operates primarily through three core business segments (see Results of Operations).

•
Energy Delivery Services transmits and distributes electricity through FirstEnergy's eight utility operating companies, serving 4.5 million customers within 36,100 square miles of Ohio, Pennsylvania and New Jersey and purchases power for its PLR and default service requirements. This business segment derives its revenues principally from the delivery of electricity within FirstEnergy's service areas and the sale of electric generation service to retail customers who have not selected an alternative supplier (default service).

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

RESULTS OF OPERATIONS

The financial results discussed below include revenues and expenses from transactions among FirstEnergy's business segments. A reconciliation of segment financial results is provided in Note 12 to the consolidated financial statements. Earnings by major business segment were as follows:

	Three Months Ended September 30			Nine Months Ended September 30
			Increase			Increase
	2009	2008	(Decrease)	2009	2008	(Decrease)
	(In millions, except per share data)
Earnings By Business Segment:
Energy delivery services	$139	$283	$(144)	$230	$655	$(425)
Competitive energy services	183	164	19	614	317	297
Ohio transitional generation services	9	19	(10)	55	62	(7)
Other and reconciling adjustments*	(101)	5	(106)	(145)	(24)	(121)
Total	$230	$471	$(241)	$754	$1,010	$(256)

Basic Earnings Per Share	$.77	$1.55	$(.78)	$2.52	$3.32	$(.80)
Diluted Earnings Per Share	$.77	$1.54	$(.77)	$2.51	$3.29	$(.78)

* Consists primarily of interest expense related to holding company debt, corporate support services revenues and expenses, noncontrolling interests and the elimination of intersegment transactions.

Summary of Results of Operations – Third Quarter 2009 Compared with Third Quarter 2008

Financial results for FirstEnergy's major business segments in the third quarter of 2009 and 2008 were as follows:

			Ohio
	Energy	Competitive	Transitional	Other and
	Delivery	Energy	Generation	Reconciling	FirstEnergy
Third Quarter 2009 Financial Results	Services	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$2,067	$444	$737	$-	$3,248
Other	136	46	2	(24)	160
Internal	-	617	-	(617)	-
Total Revenues	2,203	1,107	739	(641)	3,408

Expenses:
Fuel	-	302	-	-	302
Purchased power	1,011	205	714	(617)	1,313
Other operating expenses	373	331	(9)	(30)	665
Provision for depreciation	112	69	-	7	188
Amortization of regulatory assets	244	-	17	-	261
Deferral of new regulatory assets	-	-	-	-	-
General taxes	160	27	2	3	192
Total Expenses	1,900	934	724	(637)	2,921

Operating Income	303	173	15	(4)	487
Other Income (Expense):
Investment income	46	159	-	(14)	191
Interest expense	(118)	(46)	-	(191)	(355)
Capitalized interest	1	18	-	16	35
Total Other Expense	(71)	131	-	(189)	(129)

Income Before Income Taxes	232	304	15	(193)	358
Income taxes	93	121	6	(92)	128
Net Income	139	183	9	(101)	230
Less: Noncontrolling interest income (loss)	-	-	-	(4)	(4)
Earnings available to FirstEnergy Corp.	$139	$183	$9	$(97)	$234

			Ohio
	Energy	Competitive	Transitional	Other and
	Delivery	Energy	Generation	Reconciling	FirstEnergy
Third Quarter 2008 Financial Results	Services	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$2,487	$381	$781	$-	$3,649
Other	170	79	32	(26)	255
Internal	-	786	-	(786)	-
Total Revenues	2,657	1,246	813	(812)	3,904

Expenses:
Fuel	-	356	-	-	356
Purchased power	1,248	221	623	(786)	1,306
Other operating expenses	430	285	110	(31)	794
Provision for depreciation	99	67	-	2	168
Amortization of regulatory assets, net	263	-	28	-	291
Deferral of new regulatory assets	(76)	-	18	-	(58)
General taxes	169	26	1	5	201
Total Expenses	2,133	955	780	(810)	3,058

Operating Income	524	291	33	(2)	846
Other Income (Expense):
Investment income	48	13	1	(22)	40
Interest expense	(102)	(44)	(1)	(45)	(192)
Capitalized interest	1	13	-	1	15
Total Other Expense	(53)	(18)	-	(66)	(137)

Income Before Income Taxes	471	273	33	(68)	709
Income taxes	188	109	14	(73)	238
Net Income	283	164	19	5	471
Less: Noncontrolling interest income	-	-	-	-	-
Earnings available to FirstEnergy Corp.	$283	$164	$19	$5	$471

Changes Between Third Quarter 2009 and
Third Quarter 2008 Financial Results
Increase (Decrease)

Revenues:
External
Electric	$(420)	$63	$(44)	$-	$(401)
Other	(34)	(33)	(30)	2	(95)
Internal	-	(169)	-	169	-
Total Revenues	(454)	(139)	(74)	171	(496)

Expenses:
Fuel	-	(54)	-	-	(54)
Purchased power	(237)	(16)	91	169	7
Other operating expenses	(57)	46	(119)	1	(129)
Provision for depreciation	13	2	-	5	20
Amortization of regulatory assets	(19)	-	(11)	-	(30)
Deferral of new regulatory assets	76	-	(18)	-	58
General taxes	(9)	1	1	(2)	(9)
Total Expenses	(233)	(21)	(56)	173	(137)

Operating Income	(221)	(118)	(18)	(2)	(359)
Other Income (Expense):
Investment income	(2)	146	(1)	8	151
Interest expense	(16)	(2)	1	(146)	(163)
Capitalized interest	-	5	-	15	20
Total Other Expense	(18)	149	-	(123)	8

Income Before Income Taxes	(239)	31	(18)	(125)	(351)
Income taxes	(95)	12	(8)	(19)	(110)
Net Income	(144)	19	(10)	(106)	(241)
Less: Noncontrolling interest income	-	-	-	(4)	(4)
Earnings available to FirstEnergy Corp.	$(144)	$19	$(10)	$(102)	$(237)

Energy Delivery Services – Third Quarter 2009 Compared with Third Quarter 2008

Net income decreased $144 million to $139 million in the third quarter of 2009 compared to $283 million in the third quarter of 2008, primarily due to lower revenues and decreased deferrals of new regulatory assets, partially offset by lower purchased power and other operating expenses.

Revenues –

The decrease in total revenues resulted from the following sources:

	Three Months
	Ended September 30		Increase
Revenues by Type of Service	2009	2008	(Decrease)
	(In millions)
Distribution services	$915	$1,100	$(185)
Generation sales:
Retail	825	986	(161)
Wholesale	195	286	(91)
Total generation sales	1,020	1,272	(252)
Transmission	221	241	(20)
Other	47	44	3
Total Revenues	$2,203	$2,657	$(454)

The decrease in distribution deliveries by customer class is summarized in the following table:

Electric Distribution KWH Deliveries
Residential	(8.1)%
Commercial	(6.2)%
Industrial	(15.7)%
Total Distribution KWH Deliveries	(9.8)%

Lower deliveries to residential customers reflected decreased weather-related usage in the third quarter of 2009, as cooling degree days decreased by 14% from the same period in 2008. The decrease in distribution deliveries to commercial and industrial customers was primarily due to economic conditions in FirstEnergy's service territory. In the industrial sector, KWH deliveries declined due to major automotive customers (10.1%) and steel customers (42.3%). Transition charges for OE and TE that ceased effective January 1, 2009 with the full recovery of related costs, and the transition rate reduction for CEI effective June 1, 2009, were partially offset by PUCO-approved distribution rate increases (see Regulatory Matters – Ohio).

The following table summarizes the price and volume factors contributing to the $252 million decrease in generation revenues in the third quarter of 2009 compared to the third quarter of 2008:

Sources of Change in Generation Revenues	(Decrease)
(In millions)
Retail:
Effect of 12% decrease in sales volumes	$(113)
Change in prices	(48)
(161)
Wholesale:
Effect of 18% decrease in sales volumes	(51)
Change in prices	(40)
(91)
Decrease in Generation Revenues	$(252)

The decrease in retail generation sales volumes was primarily due to weakened economic conditions and the lower weather-related usage described above. The decrease in retail generation prices during the third quarter of 2009 reflected lower composite generation rates for JCP&L resulting from the New Jersey BGS auction and for Penn under its RFP process. Wholesale generation sales decreased principally as a result of JCP&L selling less available power from NUGs due to the termination of a NUG purchase contract in October 2008. The decrease in wholesale prices reflected lower spot prices for PJM market participants.

Transmission revenues decreased $20 million primarily due to lower PJM transmission revenues partially offset by higher transmission rates for Met-Ed resulting from the annual update to its TSC rider in June 2009. Met-Ed and Penelec defer the difference between transmission revenues and transmission costs incurred, resulting in no material effect to current period earnings (see Regulatory Matters – Pennsylvania).

Expenses –

Total expenses decreased by $233 million due to the net impact of the following:

•
Purchased power costs were $237 million lower in the third quarter of 2009 due to lower volume requirements and an increase in the amount of NUG costs deferred. JCP&L, Met-Ed and Penelec are permitted to defer for future collection from customers the amounts by which costs incurred under NUG agreements exceed amounts collected through rates. The following table summarizes the sources of changes in purchased power costs:

Source of Change in Purchased Power	Increase (Decrease)
(In millions)
Purchases from non-affiliates:
Change due to increased unit costs	$38
Change due to decreased volumes	(209)
(171)
Purchases from FES:
Change due to decreased unit costs	(7)
Change due to increased volumes	19
12

Increase in NUG costs deferred	(78)
Net Decrease in Purchased Power Costs	$(237)

•      PJM transmission expenses were lower by $83 million resulting from reduced volumes and congestion costs.

•      Contractor and material costs decreased $9 million due primarily to reduced maintenance activities as more work was devoted to capital projects.

•      Organizational restructuring charges of $15 million were partially offset by lower labor expenses of $11 million.

•      Employee benefits increased $37 million as a result of higher pension costs.

•      Storm-related costs were $6 million lower than in the third quarter of 2008.

•      Amortization of regulatory assets decreased $19 million due primarily to the cessation of transition cost amortization for OE and TE, partially offset by higher PJM transmission cost amortization in the third quarter of 2009.

•     The deferral of new regulatory assets decreased by $76 million in the third quarter of 2009 principally due to the absence of PJM transmission cost deferrals in
       Pennsylvania and RCP distribution cost deferrals by the Ohio Companies.

•     Depreciation expense increased $13 million due to property additions since the third quarter of 2008.

•     General taxes decreased $9 million primarily due to lower gross receipts and excise taxes.

Other Expense –

Other expense increased $18 million in the third quarter of 2009 compared to the third quarter of 2008 due to higher interest expense of $16 million, reflecting $300 million of senior notes issuances by each of JCP&L and Met-Ed in January 2009, $300 million of senior notes by TE in April 2009, and $300 million of FMBs by CEI in August 2009, partially offset by lower investment income of $2 million (reduced loan balances to the regulated money pool).

Competitive Energy Services – Third Quarter 2009 Compared with Third Quarter 2008

Net income for this segment was $183 million in the third quarter of 2009 compared to $164 million in the same period of 2008. The $19 million increase in net income principally reflects an increase in investment income offset by a decrease in gross sales margins.

Revenues –

Total revenues decreased $139 million in the third quarter of 2009 primarily due to lower generation sales to the Ohio Companies, partially offset by higher non-affiliated retail generation sales volumes.

The decrease in total revenues resulted from the following sources:

	Three Months
	Ended September 30		Increase
Revenues By Type of Service	2009	2008	(Decrease)
	(In millions)
Non-Affiliated Generation Sales:
Retail	$232	$171	$61
Wholesale	212	210	2
Total Non-Affiliated Generation Sales	444	381	63
Affiliated Generation Sales	616	786	(170)
Transmission	17	47	(30)
Other	30	32	(2)
Total Revenues	$1,107	$1,246	$(139)

The higher retail revenues reflect the acquisition of government aggregation programs in Ohio and the acquisition of new retail customer contracts in the MISO and PJM markets in the third quarter of 2009. FES has signed new government aggregation contracts with 50 communities that provide discounted generation prices to approximately 600,000 residential and small commercial customers. Higher non-affiliated wholesale revenues resulted from lower sales volumes and higher prices in the PJM market offset by lower prices in the MISO market.

The lower affiliated company generation revenues were due primarily to a decrease in sales volumes to the Ohio Companies partially offset by higher unit prices for sales to the Ohio Companies and higher sales volumes to the Pennsylvania Companies. While unit prices for each of the Pennsylvania Companies did not change, the mix of sales among the companies caused the composite price to decline. Subsequent to the Ohio Companies’ CBP, FES purchased additional tranches from other winning bidders and effective September 1, 2009, FES supplied 72% of the Ohio Companies’ PLR generation requirements. Prior to the CBP, FES supplied 100% of the Ohio Companies' PLR generation requirements.

The following tables summarize the price and volume factors contributing to changes in revenues from generation sales:

Source of Change in Non-Affiliated Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Effect of 10.7% increase in sales volumes	$19
Change in prices	42
61
Wholesale:
Effect of 2.8% decrease in sales volumes	(6)
Change in prices	8
2
Net Increase in Non-Affiliated Generation Revenues	$63

Source of Change in Affiliated Generation Revenues	Increase (Decrease)
(In millions)
Ohio Companies:
Effect of 47.8% decrease in sales volumes	$(297)
Change in prices	115
(182)
Pennsylvania Companies:
Effect of 12.2% increase in sales volumes	19
Change in prices	(7)
12
Net Decrease in Affiliated Generation Revenues	$(170)

Transmission revenues decreased $30 million due primarily to reduced loads following the expiration of the government aggregation programs in Ohio at the end of 2008.

Expenses -

Total expenses decreased $21 million in the third quarter of 2009 due to the following factors:

•	Fuel costs decreased $54 million due to decreased generation volumes ($109 million), partially offset by higher unit prices ($55 million).

•	Purchased power costs decreased $16 million due primarily to lower volume requirements ($71 million), partially offset by higher unit costs ($55 million) resulting from higher capacity costs.

•	Fossil operating costs decreased $14 million due to a reduction in contractor and material costs, resulting from FirstEnergy’s cost control initiatives.

•	Nuclear operating costs decreased $12 million due primarily to lower labor and employee benefit expenses of $6 million and reductions in contractor costs of $5 million.

•	Other operating expenses increased $32 million due primarily to increased intersegment billings for leasehold costs from the Ohio Companies and increased pension costs.

•	Transmission expense increased $41 million due primarily to increased transmission costs in MISO of $24 million and higher congestion expenses in PJM of $15 million.

•	Higher depreciation expense of $2 million was due primarily to NGC's increased ownership interests in Perry and Beaver Valley Unit 2 following its purchase of lease equity interests.

Other Expense –

Total other expense in the third quarter of 2009 was $149 million lower than the third quarter of 2008, primarily due to a $146 million increase in earnings from nuclear decommissioning trust investments and a $3 million decrease in interest expense (net of capitalized interest).

Ohio Transitional Generation Services – Third Quarter 2009 Compared with Third Quarter 2008

Net income for this segment decreased $10 million to $9 million in the third quarter of 2009 from $19 million in the same period of 2008. Higher purchased power costs were partially offset by higher generation revenues and lower operating expenses.

Revenues –

The decrease in reported segment revenues resulted from the following sources:

	Three Months
	Ended September 30		Increase
Revenues by Type of Service	2009	2008	(Decrease)
	(In millions)
Generation sales:
Retail	$726	$675	$51
Wholesale	-	4	(4)
Total generation sales	726	679	47
Transmission	11	134	(123)
Other	2	-	2
Total Revenues	$739	$813	$(74)

The following table summarizes the price and volume factors contributing to the increase in sales revenues from retail customers:

Source of Change in Retail Generation Revenues	Increase (Decrease)
(In millions)
Effect of 17% decrease in sales volumes	$(116)
Change in prices	167
Total Increase in Retail Generation Revenues	$51

The decrease in generation sales volumes was primarily due to increased customer shopping resulting from certain government aggregation programs in Ohio, lower weather-related usage and economic conditions in the Ohio Companies’ service territory. Average prices increased primarily due to the result of the Ohio Companies' CBP. Effective June 1, 2009, the transmission tariff ended and the recovery of transmission costs was included in the generation rate established under the CBP.

Decreased transmission revenue of $123 million resulted from the termination of the transmission tariff (as discussed above), reduced MISO revenues and lower sales volumes. Prior to June 1, 2009, the difference between transmission revenues and transmission costs incurred was deferred, resulting in no material impact to current period earnings.

Expenses -

Purchased power costs were $91 million higher due primarily to higher unit costs, partially offset by a decrease in volumes. The factors contributing to the higher costs are summarized in the following table:

Source of Change in Purchased Power	Increase (Decrease)
(In millions)

Change due to increased unit costs	$194
Change due to decreased volumes	(103)
$91

The decrease in purchased volumes was due to the lower retail generation sales requirements described above. The higher unit costs reflect the results of the Ohio Companies' CBP for retail customers during the third quarter of 2009 (see Regulatory Matters – Ohio).

Other operating expenses decreased $119 million due to lower MISO transmission-related expenses (effective June 1, 2009 transmission costs are paid by the generation suppliers) and increased intersegment credits related to the Ohio Companies' generation leasehold interests. The amortization of regulatory assets decreased by $29 million in the third quarter of 2009 due primarily to lower MISO transmission cost amortization.

Summary of Results of Operations – First Nine Months of 2009 Compared with the First Nine Months of 2008

Financial results for FirstEnergy's major business segments in the first nine months of 2009 and 2008 were as follows:

			Ohio
	Energy	Competitive	Transitional	Other and
	Delivery	Energy	Generation	Reconciling	FirstEnergy
First Nine Months 2009 Financial Results	Services	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$5,823	$929	$2,499	$-	$9,251
Other	413	400	20	(71)	762
Internal	-	2,349	-	(2,349)	-
Total Revenues	6,236	3,678	2,519	(2,420)	10,013

Expenses:
Fuel	-	890	-	-	890
Purchased power	2,853	551	2,425	(2,349)	3,480
Other operating expenses	1,167	1,001	22	(87)	2,103
Provision for depreciation	331	201	-	18	550
Amortization of regulatory assets	791	-	112	-	903
Deferral of new regulatory assets	-	-	(136)	-	(136)
General taxes	480	84	6	17	587
Total Expenses	5,622	2,727	2,429	(2,401)	8,377

Operating Income	614	951	90	(19)	1,636
Other Income (Expense):
Investment income	110	136	1	(40)	207
Interest expense	(343)	(106)	-	(306)	(755)
Capitalized interest	3	42	-	51	96
Total Other Expense	(230)	72	1	(295)	(452)

Income Before Income Taxes	384	1,023	91	(314)	1,184
Income taxes	154	409	36	(169)	430
Net Income	230	614	55	(145)	754
Less: Noncontrolling interest income (loss)	-	-	-	(14)	(14)
Earnings available to FirstEnergy Corp.	$230	$614	$55	$(131)	$768

			Ohio
	Energy	Competitive	Transitional	Other and
	Delivery	Energy	Generation	Reconciling	FirstEnergy
First Nine Months 2008 Financial Results	Services	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$6,567	$994	$2,142	$-	$9,703
Other	484	170	61	8	723
Internal	-	2,266	-	(2,266)	-
Total Revenues	7,051	3,430	2,203	(2,258)	10,426

Expenses:
Fuel	1	999	-	-	1,000
Purchased power	3,228	648	1,766	(2,266)	3,376
Other operating expenses	1,288	906	268	(88)	2,374
Provision for depreciation	309	179	-	12	500
Amortization of regulatory assets	747	-	48	-	795
Deferral of new regulatory assets	(274)	-	13	-	(261)
General taxes	491	82	4	19	596
Total Expenses	5,790	2,814	2,099	(2,323)	8,380

Operating Income	1,261	616	104	65	2,046
Other Income (Expense):
Investment income	133	(1)	1	(60)	73
Interest expense	(305)	(116)	(1)	(137)	(559)
Capitalized interest	2	30	-	4	36
Total Other Expense	(170)	(87)	-	(193)	(450)

Income Before Income Taxes	1,091	529	104	(128)	1,596
Income taxes	436	212	42	(105)	585
Net Income	655	317	62	(23)	1,011
Less: Noncontrolling interest income	-	-	-	1	1
Earnings available to FirstEnergy Corp.	$655	$317	$62	$(24)	$1,010

Changes Between First Nine Months 2009
and First Nine Months 2008
Financial Results Increase (Decrease)

Revenues:
External
Electric	$(744)	$(65)	$357	$-	$(452)
Other	(71)	230	(41)	(79)	39
Internal	-	83	-	(83)	-
Total Revenues	(815)	248	316	(162)	(413)

Expenses:
Fuel	(1)	(109)	-	-	(110)
Purchased power	(375)	(97)	659	(83)	104
Other operating expenses	(121)	95	(246)	1	(271)
Provision for depreciation	22	22	-	6	50
Amortization of regulatory assets	44	-	64	-	108
Deferral of new regulatory assets	274	-	(149)	-	125
General taxes	(11)	2	2	(2)	(9)
Total Expenses	(168)	(87)	330	(78)	(3)

Operating Income	(647)	335	(14)	(84)	(410)
Other Income (Expense):
Investment income	(23)	137	-	20	134
Interest expense	(38)	10	1	(169)	(196)
Capitalized interest	1	12	-	47	60
Total Other Expense	(60)	159	1	(102)	(2)

Income Before Income Taxes	(707)	494	(13)	(186)	(412)
Income taxes	(282)	197	(6)	(64)	(155)
Net Income	(425)	297	(7)	(122)	(257)
Less: Noncontrolling interest income	-	-	-	(15)	(15)
Earnings available to FirstEnergy Corp.	$(425)	$297	$(7)	$(107)	$(242)

Energy Delivery Services – First Nine Months of 2009 Compared to First Nine Months of 2008

Net income decreased $425 million to $230 million in the first nine months of 2009 compared to $655 million in the first nine months of 2008, primarily due to lower revenues and decreased deferrals of new regulatory assets, partially offset by lower purchased power and other operating expenses.

Revenues –

The decrease in total revenues resulted from the following sources:

	Nine Months
	Ended September 30		Increase
Revenues by Type of Service	2009	2008	(Decrease)
	(In millions)
Distribution services	$2,578	$2,974	$(396)
Generation sales:
Retail	2,355	2,548	(193)
Wholesale	545	758	(213)
Total generation sales	2,900	3,306	(406)
Transmission	616	633	(17)
Other	142	138	4
Total Revenues	$6,236	$7,051	$(815)

The decrease in distribution deliveries by customer class are summarized in the following table:

Electric Distribution KWH Deliveries
Residential	(3.7)%
Commercial	(4.7)%
Industrial	(18.0)%
Total Distribution KWH Deliveries	(8.6)%

The lower revenues from distribution deliveries were due to reductions in sales volume and lower unit prices. The decreases in distribution deliveries to commercial and industrial customers were primarily due to economic conditions in FirstEnergy's service territories. In the industrial sector, KWH deliveries declined due to major automotive customers (25.0%) and steel customers (44.4%). Transition charges for OE and TE that ceased effective January 1, 2009 with the full recovery of related costs and the transition rate reduction for CEI effective June 1, 2009, were partially offset by PUCO-approved distribution rate increases (see Regulatory Matters – Ohio).

The following table summarizes the price and volume factors contributing to the $406 million decrease in generation revenues in the first nine months of 2009 compared to the same period of 2008:

Increase
Sources of Change in Generation Revenues	(Decrease)
(In millions)
Retail:
Effect of 8% decrease in sales volumes	$(208)
Change in prices	15
(193)
Wholesale:
Effect of 14% decrease in sales volumes	(108)
Change in prices	(105)
(213)
Net Decrease in Generation Revenues	$(406)

The decrease in retail generation sales volumes was primarily due to weaker economic conditions and reduced weather-related usage. Cooling degree days decreased by 17% in the first nine months of 2009, while heating degree days increased by 3% compared to the same period last year. The increase in retail generation prices during the first nine months of 2009 was due to higher generation rates for JCP&L and Penn under their power procurement processes. Wholesale generation sales decreased principally as a result of JCP&L selling less available power from NUGs due to the termination of a NUG purchase contract in October 2008. The decrease in wholesale prices reflected lower spot market prices in PJM.

Transmission revenues decreased $17 million primarily due to lower PJM transmission revenues partially offset by higher transmission rates for Met-Ed and Penelec resulting from the annual updates to their TSC riders.

Expenses –

Total expenses decreased by $168 million due to the following:

•
Purchased power costs were $375 million lower in the first nine months of 2009 due to reduced volumes and an increase in the amount of NUG costs deferred, partially offset by higher unit costs. The increased unit costs primarily reflected the effect of higher JCP&L costs resulting from its BGS auction process. The following table summarizes the sources of changes in purchased power costs:

Source of Change in Purchased Power	Increase (Decrease)
(In millions)
Purchases from non-affiliates:
Change due to increased unit costs	$196
Change due to decreased volumes	(471)
(275)
Purchases from FES:
Change due to decreased unit costs	(23)
Change due to increased volumes	57
34

Increase in NUG costs deferred	(134)
Net Decrease in Purchased Power Costs	$(375)

•  PJM transmission expenses were lower by $164 million, resulting primarily from reduced volumes and lower congestion costs.

•  Organizational restructuring charges of $32 million and increased pension costs of $102 million were partially offset by lower labor expenses of $50 million.

•  An increase in other operating expense of $32 million resulted from recognition of economic development and energy efficiency obligations in accordance with the PUCO-approved ESP.

•  Contractor and material expenses decreased $48 million, reflecting more costs dedicated to capital projects compared to the prior year.

•  Storm related costs were $6 million lower in the first nine months of 2009.

•  Lower general business expenses of $18 million reflected FirstEnergy’s cost control initiatives.

•  A $44 million increase in the amortization of regulatory assets was due primarily to the ESP-related impairment of CEI’s regulatory assets and PJM transmission cost amortization in the first nine months of 2009, partially offset by the cessation of transition cost amortization for OE and TE.

•  A $274 million decrease in the deferral of new regulatory assets was principally due to the absence in 2009 of PJM transmission cost deferrals and RCP distribution cost deferrals by the Ohio Companies.

•  Depreciation expense increased $22 million due to property additions since the third quarter of 2008.

•  General taxes decreased $11 million due to lower gross receipts taxes.

Other Expense –

Other expense increased $60 million in the first nine months of 2009 compared to 2008. Lower investment income of $23 million resulted primarily from repaid notes receivable from affiliates since the third quarter of 2008. Higher interest expense (net of capitalized interest) of $38 million resulted from debt issuances described above under Financing Activities.

Competitive Energy Services – First Nine Months of 2009 Compared to First Nine Months of 2008

Net income increased to $614 million in the first nine months of 2009 compared to $317 million in the same period of 2008. The increase in net income includes FGCO's $252 million gain from the sale of a 9% participation interest in OVEC ($158 million after tax), an increase in investment income, and an increase in gross sales margins.

Revenues –

Total revenues increased $248 million in the first nine months of 2009 compared to the same period in 2008. This increase primarily resulted from the OVEC sale and higher unit prices on affiliated generation sales to the Ohio Companies and non-affiliated customers, partially offset by lower sales volumes.

The increase in reported segment revenues resulted from the following sources:

	Nine Months
	Ended September 30		Increase
Revenues by Type of Service	2009	2008	(Decrease)
	(In millions)
Non-Affiliated Generation Sales:
Retail	$406	$485	$(79)
Wholesale	523	509	14
Total Non-Affiliated Generation Sales	929	994	(65)
Affiliated Generation Sales	2,349	2,266	83
Transmission	57	113	(56)
Sale of OVEC participation interest	252	-	252
Other	91	57	34
Total Revenues	$3,678	$3,430	$248
The lower retail revenues resulted from the expiration of government aggregation programs in Ohio at the end of 2008 that were supplied by FES, partially offset by increased revenue in both the PJM and MISO markets. The increase in MISO retail revenue is primarily the result of the acquisition of new customers and higher unit prices. The increase in PJM retail revenue resulted from the acquisition of new customers, higher sales volumes and unit prices. FES has signed new government aggregation contracts with 50 communities in Ohio that will provide discounted generation prices to approximately 600,000 residential and small commercial customers. Higher non-affiliated wholesale revenues resulted from higher capacity prices in PJM offset by decreased spot market prices in PJM and increased sales volumes and favorable settlements on hedged transactions in MISO, offset by decreased sales volumes in PJM.

The increased affiliated company generation revenues were due to higher unit prices to the Ohio Companies and increased sales volumes to Met-Ed and Penelec, partially offset by lower sales volumes to the Ohio Companies. The higher unit prices reflected the results of the Ohio Companies' power procurement processes in the first half of 2009 (see Regulatory Matters – Ohio). The higher sales to the Pennsylvania Companies were due to increased Met-Ed and Penelec generation sales requirements supplied by FES versus other suppliers, partially offset by lower sales to Penn due to decreased default service requirements in the first nine months of 2009 compared to the first nine months of 2008.

In the first quarter of 2009, FES supplied approximately 75% of the Ohio Companies’ power requirements as one of four winning bidders in the Ohio Companies' RFP process. In the second quarter of 2009, FES supplied 100% of the power for the Ohio Companies’ PLR service in April and May 2009, and approximately 56% of the Ohio Companies' supply needs in June 2009. Subsequent to the Ohio Companies’ CBP, FES purchased additional tranches from other winning bidders. Effective September 1, 2009, FES supplied 72% of the Ohio Companies’ PLR generation requirements. Prior to the CBP, FES supplied 100% of the Ohio Companies' PLR generation requirements.

The following tables summarize the price and volume factors contributing to changes in revenues from generation sales:

Increase
Source of Change in Non-Affiliated Generation Revenues	(Decrease)
(In millions)
Retail:
Effect of 34.3% decrease in sales volumes	$(166)
Change in prices	87
(79)
Wholesale:
Effect of 3.5% decrease in sales volumes	(18)
Change in prices	32
14
Net Decrease in Non-Affiliated Generation Revenues	$(65)

Increase
Source of Change in Affiliated Generation Revenues	(Decrease)
(In millions)
Ohio Companies:
Effect of 28.9% decrease in sales volumes	$(508)
Change in prices	557
49
Pennsylvania Companies:
Effect of 11.1% increase in sales volumes	57
Change in prices	(23)
34
Net Increase in Affiliated Generation Revenues	$83

Transmission revenues decreased $56 million due primarily to reduced loads following the expiration of the government aggregation programs in Ohio at the end of 2008. Other revenue increased $34 million primarily due to rental income associated with NGC's acquisition of equity interests in the Perry and Beaver Valley Unit 2 leases.

Expenses -

Total expenses decreased $87 million in the first nine months of 2009 due to the following factors:

•  Fuel costs decreased $109 million due to lower generation volumes ($227 million), partially offset by higher unit prices ($118 million).

•  Purchased power costs decreased $97 million due to lower volume ($170 million), partially offset by higher unit prices ($73 million) that resulted primarily from higher capacity costs.

•  Fossil operating costs decreased $46 million due primarily to a reduction in contractor and material costs  ($38 million) and more labor dedicated to capital projects
       ($6 million) compared to the prior year.

•  Nuclear operating costs decreased $4 million in the first nine months of 2009 as lower labor and employee benefits expense was partially offset by the cost of an additional refueling outage during the 2009 period.

•  Other expense increased $83 million due primarily to increased intersegment billings for leasehold costs from the Ohio Companies and higher pension costs.

•  Transmission expense increased $64 million due primarily to increased net congestion in PJM and higher loss expenses in MISO and PJM.

•  Higher depreciation expense of $22 million was due to NGC's increased ownership interest in Beaver Valley Unit 2 and Perry.

Other Expense –

Total other expense in the first nine months of 2009 was $159 million lower than the first nine months of 2008, primarily due to a $137 million increase in earnings from nuclear decommissioning trust investments and a decline in interest expense (net of capitalized interest) of $22 million due to the repayment of notes payable to affiliates.

Ohio Transitional Generation Services – First Nine Months of 2009 Compared to First Nine Months of 2008

Net income for this segment decreased $7 million to $55 million in the first nine months of 2009 from $62 million in the same period of 2008. Higher purchased power expenses were partially offset by higher generation revenues and increased deferrals of regulatory assets.

Revenues –

The increase in reported segment revenues resulted from the following sources:

	Nine Months Ended
	September 30
Revenues by Type of Service	2009	2008	Increase (Decrease)
	(In millions)
Generation sales:
Retail	$2,323	$1,868	$455
Wholesale	-	9	(9)
Total generation sales	2,323	1,877	446
Transmission	192	319	(127)
Other	4	7	(3)
Total Revenues	$2,519	$2,203	$316

The following table summarizes the price and volume factors contributing to the net increase in sales revenues from retail customers:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Effect of 3% decrease in sales volumes	$(52)
Change in prices	507
Net Increase in Retail Generation Revenues	$455

The decrease in generation sales volume in the first nine months of 2009 was primarily due to milder weather and economic conditions in the Ohio Companies' service territory. Average price increases reflect an increase in the Ohio Companies' fuel cost recovery riders that were in effect from January through May 2009. In addition, effective June 1, 2009, the transmission tariff ended with the recovery of transmission costs now included in the generation rate established under the Ohio Companies' CBP.

Decreased transmission revenue of $127 million resulted primarily from the termination of the transmission tariff effective June 1, 2009, lower MISO transmission related revenues and decreased sales volumes.

Expenses -

Purchased power costs were $659 million higher due primarily to higher unit costs for power. The factors contributing to the higher costs are summarized in the following table:

Source of Change in Purchased Power	Increase (Decrease)
(In millions)

Change due to increased unit costs	$712
Change due to decreased volumes	(53)
$659

The decrease in purchased volumes was due to the lower retail generation sales requirements described above. The higher unit costs reflect the results of the Ohio Companies' power supply procurement processes for retail customers during the first nine months of 2009 (see Regulatory Matters – Ohio).

Other operating expenses decreased $246 million due primarily to lower MISO transmission expenses and higher intersegment cost reimbursements related to the Ohio Companies' generation leasehold interests. The amortization of regulatory assets increased by $64 million in the first nine months of 2009 due primarily to increased MISO transmission cost amortization. The deferral of new regulatory assets increased by $149 million due to CEI’s deferral of purchased power costs as approved by the PUCO.

Other – First Nine Months of 2009 Compared to First Nine Months of 2008

Financial results from other operating segments and reconciling items, including interest expense on holding company debt and corporate support services revenues and expenses, resulted in a $107 million decrease in FirstEnergy's net income in the first nine months of 2009 compared to the same period in 2008. The decrease resulted primarily from debt redemption costs ($90 million, net of taxes) and  the absence of the gain on the 2008 sale of telecommunication assets ($19 million, net of taxes).

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

As of September 30, 2009, FirstEnergy's net deficit in working capital (current assets less current liabilities) was principally due to short-term borrowings ($1.7 billion) and the classification of certain variable interest rate PCRBs as currently payable long-term debt. Currently payable long-term debt as of September 30, 2009, included the following (in millions):

Currently Payable Long-term Debt
PCRBs supported by bank LOCs(1)	$1,553
FGCO and NGC unsecured PCRBs(1)	97
CEI secured notes(2)	150
Met-Ed unsecured notes(3)	100
Penelec unsecured notes(4)	35
NGC collateralized lease obligation bonds	44
Sinking fund requirements	41
$2,020

(1)  Interest rate mode permits individual debt holders to put the respective debt back to the issuer prior to maturity.
(2)  Mature in November 2009.
(3)  Mature in March 2010.
(4)  Mature in August 2010.
.

Short-Term Borrowings

FirstEnergy had approximately $1.7 billion of short-term borrowings as of September 30, 2009 and $2.4 billion as of December 31, 2008. FirstEnergy, along with certain of its subsidiaries, has access to $2.75 billion of short-term financing under a revolving credit facility that expires in August 2012. A total of 25 banks participate in the facility, with no one bank having more than 7.3% of the total commitment. As of October 30, 2009, FirstEnergy had $120 million of bank credit facilities in addition to the $2.75 billion revolving credit facility. Also, an aggregate of $550 million of accounts receivable financing facilities through the Ohio and Pennsylvania Companies may be accessed to meet working capital requirements and for other general corporate purposes. In August 2009, FGCO and FES cancelled an unused $300 million secured term loan facility with Credit Suisse. FirstEnergy's available liquidity as of October 30, 2009, is summarized in the following table:

Company	Type	Maturity	Commitment	Available Liquidity as of October 30, 2009
			(In millions)
FirstEnergy(1)	Revolving	Aug. 2012	$2,750	$1,334
FirstEnergy and FES	Bank lines	Various(2)	120	20
Ohio and Pennsylvania Companies	Receivables financing	Various(3)	550	306
		Subtotal	$3,420	$1,660
		Cash	-	748
		Total	$3,420	$2,408

(1) FirstEnergy Corp. and subsidiary borrowers.
(2) $100 million expires March 31, 2011; $20 million uncommitted line of credit has no expiration date.
(3) $180 million expires December 18, 2009; $370 million expires February 22, 2010.

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

The following table summarizes the borrowing sub-limits for each borrower under the facility, as well as the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of September 30, 2009:

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

The revolving credit facility contains financial covenants requiring each borrower to maintain a consolidated debt to total capitalization ratio of no more than 65%, measured at the end of each fiscal quarter. As of September 30, 2009, FirstEnergy's and its subsidiaries' debt to total capitalization ratios (as defined under the revolving credit facility) were as follows:

Borrower
FirstEnergy(1)	61.6%
FES	54.2%
OE	46.6%
Penn	32.9%
CEI	59.3%
TE	53.9%
JCP&L	34.9%
Met-Ed	41.6%
Penelec	54.1%

(1)
As of September 30, 2009, FirstEnergy could issue additional debt of approximately $2.4 billion, or recognize a reduction in equity of approximately $1.3 billion, and remain within the limitations of the financial covenants required by its revolving credit facility.

The revolving credit facility does not contain provisions that either restrict the ability to borrow or accelerate repayment of outstanding advances as a result of any change in credit ratings. Pricing is defined in "pricing grids," whereby the cost of funds borrowed under the facility is related to the credit ratings of the company borrowing the funds.

FirstEnergy Money Pools

FirstEnergy's regulated companies also have the ability to borrow from each other and the holding company to meet their short-term working capital requirements. A similar but separate arrangement exists among FirstEnergy's unregulated companies. FESC administers these two money pools and tracks surplus funds of FirstEnergy and the respective regulated and unregulated subsidiaries, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in the first nine months of 2009 was 0.78% for the regulated companies' money pool and 0.96% for the unregulated companies' money pool.

Pollution Control Revenue Bonds

As of September 30, 2009, FirstEnergy's currently payable long-term debt included approximately $1.6 billion (FES - $1.5 billion, Met-Ed - $29 million and Penelec - $45 million) of variable interest rate PCRBs, the bondholders of which are entitled to the benefit of irrevocable direct pay bank LOCs. The interest rates on the PCRBs are reset daily or weekly. Bondholders can tender their PCRBs for mandatory purchase prior to maturity with the purchase price payable from remarketing proceeds or, if the PCRBs are not successfully remarketed, by drawings on the irrevocable direct pay LOCs. The subsidiary obligor is required to reimburse the applicable LOC bank for any such drawings or, if the LOC bank fails to honor its LOC for any reason, must itself pay the purchase price.

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

In February 2009, holders of approximately $434 million principal of LOC-supported PCRBs of OE and NGC were notified that the applicable Wachovia Bank LOCs were to expire on March 18, 2009. As a result, these PCRBs were subject to mandatory purchase at a price equal to the principal amount, plus accrued and unpaid interest, which OE and NGC funded through short-term borrowings. In March 2009, FGCO remarketed $100 million of those PCRBs, which were previously held by OE. During the second quarter of 2009, NGC remarketed the remaining $334 million of PCRBs, of which $170 million was remarketed in fixed interest rate modes and secured by FMBs, thereby eliminating the need for third-party credit support. During the second quarter of 2009, FGCO remarketed approximately $248 million of PCRBs supported by LOCs set to expire in June 2009. These PCRBs were also remarketed in fixed interest rate modes and secured by FMBs, thereby eliminating the need for third-party credit support. Also, in June 2009, FGCO and NGC delivered FMBs to certain LOC banks listed above in connection with amendments to existing LOC and reimbursement agreements supporting twelve other series of PCRBs as described below and pledged FMBs to the applicable trustee under six separate series of PCRBs. On August 14, 2009, $177 million of non-LOC supported fixed rate PCRBs were issued and sold on behalf of FGCO to pay a portion of the cost of acquiring, constructing and installing air quality facilities at its W.H. Sammis Generating Station. On October 1, 2009, FGCO and NGC repurchased approximately $52.1 million and $29.6 million of variable rate PCRBs, respectively. These PCRBs are secured by a corresponding series of FMBs until December 31, 2009. Subject to market conditions, FGCO and NGC plan to remarket the purchased PCRBs in fixed-rate mode in the near future.

Long-Term Debt Capacity

As of September 30, 2009, the Ohio Companies and Penn had the aggregate capability to issue approximately $1.5 billion of additional FMBs on the basis of property additions and retired bonds under the terms of their respective mortgage indentures. The issuance of FMBs by the Ohio Companies is also subject to provisions of their senior note indentures generally limiting the incurrence of additional secured debt, subject to certain exceptions that would permit, among other things, the issuance of secured debt (including FMBs) supporting pollution control notes or similar obligations, or as an extension, renewal or replacement of previously outstanding secured debt. In addition, these provisions would permit OE and CEI to incur additional secured debt not otherwise permitted by a specified exception of up to $164 million and $32 million, respectively, as of September 30, 2009. In April 2009, TE issued $300 million of new senior secured notes backed by FMBs. Concurrently with that issuance, and in order to satisfy the limitation on secured debt under its senior note indenture, TE issued an additional $300 million of FMBs to secure $300 million of its outstanding unsecured senior notes originally issued in November 2006. As a result, the provisions for TE to incur additional secured debt do not apply. In August 2009 CEI issued $300 million of FMB. CEI restricted $150 million of the proceeds to fund the redemption of $150 million of secured notes due in November 2009.

Based upon FGCO's FMB indenture, net earnings and available bondable property additions as of September 30, 2009, FGCO had the capability to issue $2.2 billion of additional FMBs under the terms of that indenture. On June 16, 2009, FGCO issued a total of approximately $395.9 million principal amount of FMBs, of which $247.7 million related to three new refunding series of PCRBs and approximately $148.2 million related to amendments to existing LOC and reimbursement agreements supporting two other series of PCRBs. On June 30, 2009, FGCO issued a total of approximately $52.1 million principal amount of FMBs related to three existing series of PCRBs (repurchased in October 2009, as described above).

In June 2009, a new FMB indenture became effective for NGC. Based upon NGC’s FMB indenture, net earnings and available bondable property additions, NGC had the capability to issue $264 million of additional FMBs as of September 30, 2009. On June 16, 2009, NGC issued a total of approximately $487.5 million principal amount of FMBs, of which $107.5 million related to one new refunding series of PCRBs and approximately $380 million related to amendments to existing LOC and reimbursement agreements supporting seven other series of PCRBs. In addition, on June 16, 2009, NGC issued an FMB in a principal amount of up to $500 million in connection with NGC's delivery of a Surplus Margin Guaranty of FES’ obligations to post and maintain collateral under the Power Supply Agreement entered into by FES with the Ohio Companies as a result of the May 13-14, 2009 CBP auction. On June 30, 2009, NGC issued a total of approximately $273.3 million principal amount of FMBs, of which approximately $92 million related to three existing series of PCRBs ($29.6 million repurchased in October 2009, as described above) and approximately $181.3 million related to amendments to existing LOC and reimbursement agreements supporting three other series of PCRBs.

Met-Ed and Penelec had the capability to issue secured debt of approximately $376 million and $319 million, respectively, under provisions of their senior note indentures as of September 30, 2009.

FirstEnergy's access to capital markets and costs of financing are influenced by the ratings of its securities. The following table displays FirstEnergy's, FES' and the Utilities' securities ratings as of September 30, 2009. On August 3, 2009 Moody’s upgraded the majority of senior secured debt ratings of investment grade regulated utilities by one notch. S&P's and Moody's outlook for FirstEnergy and its subsidiaries remains "stable."

Issuer	Securities	S&P	Moody's

FirstEnergy	Senior unsecured	BBB-	Baa3

FES	Senior secured	BBB	Baa1
	Senior unsecured	BBB	Baa2

OE	Senior secured	BBB+	A3
	Senior unsecured	BBB	Baa2

Penn	Senior secured	A-	A3

CEI	Senior secured	BBB+	Baa1
	Senior unsecured	BBB	Baa3

TE	Senior secured	BBB+	Baa1
	Senior unsecured	BBB	Baa3

JCP&L	Senior unsecured	BBB	Baa2

Met-Ed	Senior unsecured	BBB	Baa2

Penelec	Senior unsecured	BBB	Baa2

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

Changes in Cash Position

As of September 30, 2009, FirstEnergy had $838 million in cash and cash equivalents compared to $545 million as of December 31, 2008. Cash and cash equivalents consist of unrestricted, highly liquid instruments with an original or remaining maturity of three months or less. As of September 30, 2009, approximately $794 million of cash and cash equivalents represented temporary overnight deposits. As of September 30, 2009 and December 31, 2008, FirstEnergy had $171 million and $17 million, respectively, of restricted cash included in other current assets on the Consolidated Balance Sheet.

During the first nine months of 2009, FirstEnergy received $621 million of cash from dividends and equity repurchases from its subsidiaries and paid $503 million in cash dividends to common shareholders. With the exception of Met-Ed, which is currently in an accumulated deficit position, there are no material restrictions on the payment of cash dividends by FirstEnergy’s subsidiaries. In addition to paying dividends from retained earnings, each of FirstEnergy’s electric utility subsidiaries has authorization from the FERC to pay cash dividends from paid-in capital accounts, as long as the subsidiary’s debt to total capitalization ratio (without consideration of retained earnings) remains below 65%. CEI and TE are the only utility subsidiaries currently precluded from that action.

Cash Flows From Operating Activities

FirstEnergy's consolidated net cash from operating activities is provided primarily by its competitive energy services and energy delivery services businesses (see Results of Operations above). Net cash provided from operating activities increased by $33 million during the first nine months of 2009 compared to the comparable period in 2008, as summarized in the following table:

	Nine Months Ended September 30
Operating Cash Flows	2009	2008	Increase (Decrease)
	(In millions)
Net income	$754	$1,011	$(257)
Non-cash charges and other adjustments	1,755	1,033	722
Pension trust contribution	(500)	-	(500)
Working capital and other	(545)	(613)	68
	$1,464	$1,431	$33

The increase in non-cash charges and other adjustments is primarily due to higher net amortization of regulatory assets ($233 million), including CEI’s $216 million regulatory asset impairment, changes in accrued compensation and retirement benefits ($147 million), changes in deferred income taxes and investment tax credits, net ($143 million), and an increase in the provision for depreciation ($50 million). Also included in non-cash charges and other adjustments was a $142 million charge relating to debt redemptions in 2009, of which $122 million was related primarily to the premium paid and included as a cash outflow in financing activities. The changes in working capital and other primarily resulted from a $73 million decrease in stock-based compensation payments and an increase in other accrued expenses principally associated with the implementation of the Ohio Companies’ Amended ESP.

Cash Flows From Financing Activities

In the first nine months of 2009, cash provided from financing activities was $617 million compared to $911 million in the first nine months of 2008. The decrease was primarily due to increased long-term debt redemptions and reduced short-term borrowings, partially offset by increased long-term debt issuances in the first nine months of 2009. The increased long-term debt redemptions were primarily due to the $1.2 billion tender offer completed by FirstEnergy in September 2009, including approximately $122 million of premiums and redemption expenses paid. The following table summarizes security issuances (net of any discounts) and redemptions, including premiums paid to debt holders as a result of the tender offer.

	Nine Months Ended
	September 30
Securities Issued or Redeemed	2009	2008
	(In millions)
New issues
First mortgage bonds	$398	$-
Pollution control notes	859	611
Senior secured notes	297	-
Unsecured notes	2,597	20
	$4,151	$631

Redemptions
First mortgage bonds	$-	$1
Pollution control notes	687	534
Senior secured notes	54	23
Unsecured notes*	1,472	175
	$2,213	$733

Short-term borrowings, net	$(764)	$1,489

* Including premiums and redemption expenses paid of $122 million.

The following table summarizes new debt issuances (excluding PCRB issuances and refinancings) during 2009.

Issuing Company	Issue Date	Principal (in millions)	Type	Maturity	Use of Proceeds

Met-Ed*	01/20/2009	$300	7.70% Senior Notes	2019	Repay short-term borrowings

JCP&L*	01/27/2009	$300	7.35% Senior Notes	2019	Repay short-term borrowings, fund capital expenditures and other general purposes

TE*	04/24/2009	$300	7.25% Senior Secured Notes	2020	Repay short-term borrowings, fund capital expenditures and other general purposes

Penn	06/30/2009	$100	6.09% FMB	2022	Fund capital expenditures and repurchase equity from OE

FES	08/07/2009	$400 $600 $500	4.80% Senior Notes 6.05% Senior Notes 6.80% Senior Notes	2015 2021 2039	Repay short-term borrowings and other general purposes

CEI*	08/18/2009	$300	5.50% FMB	2024	$150M placed with trustee for future debt redemption, repay short-term borrowings and other general purposes

Penelec*	9/30/2009	$250 $250	5.20% Senior Notes 6.15% Senior Notes	2020 2038	Repay short-term borrowings

* Issued under the shelf registration statement referenced above.

On October 30, 2009, Penelec provided notice for early redemption of its $35 million aggregate principal 7.77% Notes due August 2, 2010. The Notes are scheduled to be redeemed on November 30, 2009 with a make-whole redemption price.

Cash Flows From Investing Activities

Net cash flows used in investing activities resulted primarily from property additions. Additions for the energy delivery services segment primarily represent expenditures related to transmission and distribution facilities. Capital spending by the competitive energy services segment is principally generation-related. The following table summarizes investing activities for the nine months ended September 30, 2009 and 2008 by business segment:

Summary of Cash Flows	Property
Provided from (Used for) Investing Activities	Additions	Investments	Other	Total
Sources (Uses)	(In millions)
Nine Months Ended September 30, 2009
Energy delivery services	$(524)	$(121)	$(35)	$(680)
Competitive energy services	(893)	(6)	(21)	(920)
Other	(133)	-	(11)	(144)
Inter-Segment reconciling items	(25)	(25)	6	(44)
Total	$(1,575)	$(152)	$(61)	$(1,788)

Nine Months Ended September 30, 2008
Energy delivery services	$(621)	$33	$(3)	$(591)
Competitive energy services	(1,430)	(13)	(121)	(1,564)
Other	(106)	57	(54)	(103)
Inter-Segment reconciling items	(20)	(12)	-	(32)
Total	$(2,177)	$65	$(178)	$(2,290)

Net cash used for investing activities in the first nine months of 2009 decreased by $502 million compared to the first nine months of 2008. The decrease was principally due to a $602 million decrease in property additions, which reflects lower AQC system expenditures and the absence in 2009 of the purchase of certain lessor equity interests in Beaver Valley Unit 2 and Perry, and the purchase of the partially-completed Fremont Energy Center. The decrease in property additions was partially offset by the absence in 2009 of cash proceeds from the sale of telecommunication assets in the first quarter of 2008 combined with increased restricted funds to be used for future debt redemptions.

During the last three months of 2009, capital requirements for property additions and capital leases are expected to be approximately $410 million, including approximately $65 million for nuclear fuel. FirstEnergy has additional requirements of approximately $164 million for maturing long-term debt during the remainder of 2009. These cash requirements are expected to be satisfied from a combination of internal cash, short-term credit arrangements and funds raised in the capital markets.

FirstEnergy's capital spending for the period 2009-2013 is expected to be approximately $8.0 billion (excluding nuclear fuel), of which approximately $1.7 billion applies to 2009. Investments for additional nuclear fuel during the 2009-2013 period are estimated to be approximately $1.3 billion, of which about $295 million applies to 2009. During the same period, FirstEnergy's nuclear fuel investments are expected to be reduced by approximately $1.0 billion and $130 million, respectively, as the nuclear fuel is consumed.

GUARANTEES AND OTHER ASSURANCES

As part of normal business activities, FirstEnergy enters into various agreements on behalf of its subsidiaries to provide financial or performance assurances to third parties. These agreements include contract guarantees, surety bonds and LOCs. Some of the guaranteed contracts contain collateral provisions that are contingent upon FirstEnergy’s credit ratings.

As of September 30, 2009, FirstEnergy’s maximum exposure to potential future payments under outstanding guarantees and other assurances approximated $4.1 billion, as summarized below:

Maximum
Guarantees and Other Assurances	Exposure
(In millions)
FirstEnergy Guarantees on Behalf of its Subsidiaries
Energy and Energy-Related Contracts (1)	$385
LOC (long-term debt) – interest coverage (2)	6
FirstEnergy guarantee of OVEC obligations	300
Other (3)	296
987

Subsidiaries’ Guarantees
Energy and Energy-Related Contracts	54
LOC (long-term debt) – interest coverage (2)	6
FES’ guarantee of NGC’s nuclear property insurance	77
FES’ guarantee of FGCO’s sale and leaseback obligations	2,502
2,639

Surety Bonds	103
LOC (long-term debt) – interest coverage (2)	4
LOC (non-debt) (4)(5)	398
505
Total Guarantees and Other Assurances	$4,131

(1)	Issued for open-ended terms, with a 10-day termination right by FirstEnergy.
(2)
Reflects the interest coverage portion of LOCs issued in support of floating rate
PCRBs with various maturities. The principal amount of floating-rate PCRBs of
$1.6 billion is reflected in currently payable long-term debt on FirstEnergy’s consolidated balance sheets.

(3)	Includes guarantees of $80 million for nuclear decommissioning funding (see Nuclear Plant Matters below) assurances and $161 million supporting OE’s sale and leaseback arrangement.
(4)	Includes $58 million issued for various terms pursuant to LOC capacity available under FirstEnergy’s revolving credit facility.
(5)	Includes approximately $206 million pledged in connection with the sale and l easeback of Beaver Valley Unit 2 by OE and $134 million pledged in connection with the sale and leaseback of Perry by OE.

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

While these types of guarantees are normally parental commitments for the future payment of subsidiary obligations, subsequent to the occurrence of a credit rating downgrade to below investment grade or a “material adverse event,” the immediate posting of cash collateral, provision of an LOC or accelerated payments may be required of the subsidiary. As of September 30, 2009, FirstEnergy’s maximum exposure under these collateral provisions was $616 million as shown below:

Collateral Provisions	FES	Utilities	Total
	(In millions)
Credit rating downgrade to below investment grade	$305	$115	$420
Acceleration of payment or funding obligation	80	63	143
Material adverse event	53	-	53
Total	$438	$178	$616

Stress case conditions of a credit rating downgrade or “material adverse event” and hypothetical adverse price movements in the underlying commodity markets would increase the total potential amount to $699 million, consisting of $60 million due to “material adverse event” contractual clauses and $639 million due to a below investment grade credit rating.

Most of FirstEnergy’s surety bonds are backed by various indemnities common within the insurance industry. Surety bonds and related guarantees provide additional assurance to outside parties that contractual and statutory obligations will be met in a number of areas including construction contracts, environmental commitments and various retail transactions.

In addition to guarantees and surety bonds, FES’ contracts, including power contracts with affiliates awarded through competitive bidding processes, typically contain margining provisions which require the posting of cash or LOCs in amounts determined by future power price movements. Based on FES’ power portfolio as of September 30, 2009, and forward prices as of that date, FES had $183 million of outstanding collateral payments. Under a hypothetical adverse change in forward prices (15% decrease in the first 12 months and 20% decrease thereafter in prices), FES would be required to post an additional $45 million. Depending on the volume of forward contracts entered and future price movements, FES could be required to post significantly higher amounts for margining.

In connection with FES’ obligations to post and maintain collateral under the two-year PSA entered into by FES and the Ohio Companies following the CBP auction on May 13-14, 2009, NGC entered into a Surplus Margin Guaranty in the amount up to $500 million. The Surplus Margin Guaranty is secured by an NGC FMB issued in favor of the Ohio Companies.

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

OFF-BALANCE SHEET ARRANGEMENTS

FES and the Ohio Companies have obligations that are not included on their Consolidated Balance Sheets related to sale and leaseback arrangements involving the Bruce Mansfield Plant, Perry Unit 1 and Beaver Valley Unit 2, which are satisfied through operating lease payments. The total present value of these sale and leaseback operating lease commitments, net of trust investments, is $1.7 billion as of September 30, 2009.

FirstEnergy has equity ownership interests in certain businesses that are accounted for using the equity method of accounting. There are no undisclosed material contingencies related to these investments. Certain guarantees that FirstEnergy does not expect to have a material current or future effect on its financial condition, liquidity or results of operations are disclosed under "Guarantees and Other Assurances" above.

MARKET RISK INFORMATION

FirstEnergy uses various market risk sensitive instruments, including derivative contracts, primarily to manage the risk of price and interest rate fluctuations. FirstEnergy's Risk Policy Committee, comprised of members of senior management, provides general oversight for risk management activities throughout the company.

Commodity Price Risk

FirstEnergy is exposed to financial and market risks resulting from the fluctuation of interest rates and commodity prices -- electricity, energy transmission, natural gas, coal, nuclear fuel and emission allowances. To manage the volatility relating to these exposures, FirstEnergy uses a variety of non-derivative and derivative instruments, including forward contracts, options, futures contracts and swaps. The derivatives are used principally for hedging purposes. Certain derivatives must be recorded at their fair value and marked to market. The majority of FirstEnergy's derivative hedging contracts qualify for the normal purchase and normal sale exception and are therefore excluded from the tables below. Contracts that are not exempt from such treatment include certain power purchase agreements with NUG entities that were structured pursuant to the Public Utility Regulatory Policies Act of 1978. These non-trading contracts are adjusted to fair value at the end of each quarter, with a corresponding regulatory asset recognized for above-market costs or regulatory liability for below-market costs. The change in the fair value of commodity derivative contracts related to energy production during the three months and nine months ended September 30, 2009 are summarized in the following table:

	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
Fair Value of Commodity Derivative Contracts	Non-Hedge	Hedge	Total	Non-Hedge	Hedge	Total
	(In millions)
Change in the Fair Value of
Commodity Derivative Contracts:
Outstanding net liability at beginning of period	$(515)	$(14)	$(529)	$(304)	$(41)	$(345)
Additions/change in value of existing contracts	(23)	13	(10)	(404)	10	(394)
Settled contracts	92	(5)	87	262	25	287
Outstanding net liability at end of period (1)	$(446)	$(6)	$(452)	$(446)	$(6)	$(452)

Non-commodity Net Liabilities at End of Period:
Interest rate swaps (2)	-	(2)	(2)	-	(2)	(2)
Net Liabilities - Derivative Contracts at End of Period	$(446)	$(8)	$(454)	$(446)	$(8)	$(454)

Impact of Changes in Commodity Derivative Contracts(3)
Income statement effects (pre-tax)	$(2)	$-	$(2)	$2	$-	$2
Balance sheet effects:
Other comprehensive income (pre-tax)	$-	$8	$8	$-	$35	$35
Regulatory assets (net)	$(71)	$-	$(71)	$144	$-	$144

(1)	Includes $446 million in non-hedge commodity derivative contracts (primarily with NUGs) which are offset by a regulatory asset.
(2)	Interest rate swaps are treated as cash flow or fair value hedges.
(3)	Represents the change in value of existing contracts, settled contracts and changes in techniques/assumptions.

  Derivatives are included on the Consolidated Balance Sheet as of September 30, 2009 as follows:

Balance Sheet Classification	Non-Hedge	Hedge	Total
	(In millions)
Current-
Other assets	$-	$13	$13
Other liabilities	-	(18)	(18)

Non-Current-
Other deferred charges	239	-	239
Other non-current liabilities	(685)	(3)	(688)
Net liabilities	$(446)	$(8)	$(454)

The valuation of derivative contracts is based on observable market information to the extent that such information is available. In cases where such information is not available, FirstEnergy relies on model-based information. The model provides estimates of future regional prices for electricity and an estimate of related price volatility. FirstEnergy uses these results to develop estimates of fair value for financial reporting purposes and for internal management decision making (see Note 5 to the consolidated financial statements). Sources of information for the valuation of commodity derivative contracts as of September 30, 2009 are summarized by year in the following table:

Source of Information
- Fair Value by Contract Year	2009(1)	2010	2011	2012	2013	Thereafter	Total
	(In millions)
Prices actively quoted(2)	$(2)	$(13)	$-	$-	$-	$-	$(15)
Other external sources(3)	(64)	(251)	(209)	(129)	-	-	(653)
Prices based on models	-	-	-	-	(1)	217	216
Total	$(66)	$(264)	$(209)	$(129)	$(1)	$217	$(452)

(1)                For the fourth quarter of 2009.
(2)                Represents exchange traded NYMEX futures and options.
(3)                Primarily represents contracts based on broker and ICE quotes.

FirstEnergy performs sensitivity analyses to estimate its exposure to the market risk of its commodity positions. A hypothetical 10% adverse shift (an increase or decrease depending on the derivative position) in quoted market prices in the near term on its derivative instruments would not have had a material effect on its consolidated financial position (assets, liabilities and equity) or cash flows as of September 30, 2009. Based on derivative contracts held as of September 30, 2009, an adverse 10% change in commodity prices would decrease net income by approximately $4 million during the next 12 months.

Forward Starting Swap Agreements - Cash Flow Hedges

FirstEnergy uses forward starting swap agreements to hedge a portion of the consolidated interest rate risk associated with issuances of fixed-rate, long-term debt securities of its subsidiaries. These derivatives are treated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury rates between the date of hedge inception and the date of the debt issuance. For the three months and nine months ended September 30, 2009, FirstEnergy terminated forward swaps with a notional value of $2.3 billion and $2.4 billion, respectively. FirstEnergy recognized losses of approximately $17 million and $18 million, respectively -- of which the ineffective portion recognized as an adjustment to interest expense was immaterial. The remaining effective portions will be amortized to interest expense over the life of the hedged debt.

	September 30, 2009			December 31, 2008
	Notional	Maturity	Fair	Notional	Maturity	Fair
Forward Starting Swaps	Amount	Date	Value	Amount	Date	Value
	(In millions)
Cash flow hedges	$100	2009	$(1)	$100	2009	$(2)
	100	2010	(1)	100	2010	(2)
	-	2019	-	100	2019	1
	$200		$(2)	$300		$(3)

Equity Price Risk

FirstEnergy provides a noncontributory qualified defined benefit pension plan that covers substantially all of its employees and non-qualified pension plans that cover certain employees. The plan provides defined benefits based on years of service and compensation levels. FirstEnergy also provides health care benefits (which include certain employee contributions, deductibles, and co-payments) upon retirement to employees hired prior to January 1, 2005, their dependents, and under certain circumstances, their survivors. The benefit plan assets and obligations are remeasured annually using a December 31 measurement date. FirstEnergy’s other postretirement benefits plans were remeasured as of May 31, 2009 as a result of a plan amendment announced on June 2, 2009, which reduces future health care coverage subsidies paid by FirstEnergy on behalf of plan participants. The remeasurement and plan amendment will result in a $48 million reduction in FirstEnergy’s net postretirement benefit cost (including amounts capitalized) for the remainder of 2009, including a $27 million reduction that is applicable to the first nine months of 2009 (see Note 6). In the third quarter of 2009, the Plan also incurred a $13 million net postretirement benefit cost (including amounts capitalized) related to an additional liability created by the VERO offered by FirstEnergy to qualified employees (see Note 6). On September 2, 2009, FirstEnergy elected to remeasure its qualified defined pension plan due to a $500 million voluntary contribution made by the Utilities and ATSI. The remeasurement and voluntary contribution decreased FirstEnergy’s accumulated other comprehensive income by approximately $494 million ($304 million, net of tax) in the third quarter of 2009 and will reduce FirstEnergy’s net postretirement benefit cost (including amounts capitalized) for the remainder of 2009 by $7 million ($2 million is applicable to the third quarter of 2009) (see Note 6). Reductions in plan assets from investment losses during 2008 resulted in a decrease to the plans' funded status of $1.7 billion and an after-tax decrease to common stockholders' equity of $1.2 billion. For the first eight months of 2009, the actual plan asset investment results were 9.4% compared to (23.8%) for 2008. As of December 31, 2008, the pension plan was underfunded and it remained underfunded after the voluntary contribution and remeasurement on August 31, 2009. FirstEnergy currently estimates that additional cash contributions will be required in 2014 for the 2013 plan year.

Nuclear decommissioning trust funds have been established to satisfy NGC's and the Utilities' nuclear decommissioning obligations. As of September 30, 2009, approximately 15% of the funds were invested in equity securities and 85% were invested in fixed income securities, with limitations related to concentration and investment grade ratings. The equity securities are carried at their market value of approximately $278 million as of September 30, 2009. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $28 million reduction in fair value as of September 30, 2009. The decommissioning trusts of JCP&L and the Pennsylvania Companies are subject to regulatory accounting, with unrealized gains and losses recorded as regulatory assets or liabilities, since the difference between investments held in trust and the decommissioning liabilities will be recovered from or refunded to customers. NGC, OE and TE recognize in earnings the unrealized losses on available-for-sale securities held in their nuclear decommissioning trusts based on the guidance for other-than-temporary impairments. On June 18, 2009, the NRC informed FENOC that its review tentatively concluded that a shortfall ($147.5 million net present value) existed in the value of the decommissioning trust fund for Beaver Valley Unit 1. On November 5, 2009, the NRC issued a renewed operating license for Beaver Valley Power Station, Units 1 and 2. The operating licenses for these facilities were extended until 2036 and 2047 for Units 1 and 2, respectively. Renewal of the operating license for Beaver Valley Unit 1 (see Nuclear Plant Matters) is expected to mitigate the estimated shortfall in the unit’s nuclear decommissioning funding status. FENOC will continue to work with the NRC Staff as it completes its review of the license renewal application, and expects to obtain renewed licenses for the Beaver Valley Power Station in 2009. FENOC continues to communicate with the NRC regarding future actions to provide reasonable assurance for decommissioning funding. Such actions may include additional parental guarantees or contributions to those funds.

CREDIT RISK

Credit risk is the risk of an obligor's failure to meet the terms of any investment contract, loan agreement or otherwise perform as agreed. Credit risk arises from all activities in which success depends on issuer, borrower or counterparty performance, whether reflected on or off the balance sheet. We engage in transactions for the purchase and sale of commodities including gas, electricity, coal and emission allowances. These transactions are often with major energy companies within the industry.

We maintain credit policies with respect to our counterparties to manage overall credit risk. This includes performing independent risk evaluations, actively monitoring portfolio trends and using collateral and contract provisions to mitigate exposure. As part of our credit program, we aggressively manage the quality of our portfolio of energy contracts, evidenced by a current weighted average risk rating for energy contract counterparties of BBB (S&P). As of September 30, 2009, the largest credit concentration was with JP Morgan, which is currently rated investment grade, representing 10.7% of our total approved credit risk.

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

The Utilities and ATSI recognize, as regulatory assets, costs which the FERC, the PUCO, the PPUC and the NJBPU have authorized for recovery from customers in future periods or for which authorization is probable. Without the probability of such authorization, costs currently recorded as regulatory assets would have been charged to income as incurred. Regulatory assets that do not earn a current return totaled approximately $172 million as of September 30, 2009 (JCP&L - $42 million, Met-Ed - $102 million and Penelec - $28 million). Regulatory assets not earning a current return (primarily for certain regulatory transition costs and employee postretirement benefits) are expected to be recovered by 2014 for JCP&L and by 2020 for Met-Ed and Penelec. The following table discloses net regulatory assets by company:

	September 30,	December 31,	Increase
Regulatory Assets	2009	2008	(Decrease)
	(In millions)
OE	$494	$575	$(81)
CEI	592	784	(192)
TE	77	109	(32)
JCP&L	950	1,228	(278)
Met-Ed	404	413	(9)
Penelec*	3	-	3
ATSI	23	31	(8)
Total	$2,543	$3,140	$(597)

*
Penelec had net regulatory liabilities of approximately $137 million as of December 31, 2008. These net regulatory liabilities are included in Other Non-current Liabilities on the Consolidated Balance Sheets.

Regulatory assets by source are as follows:

	September 30,	December 31,	Increase
Regulatory Assets By Source	2009	2008	(Decrease)
	(In millions)
Regulatory transition costs	$1,142	$1,452	$(310)
Customer shopping incentives	192	420	(228)
Customer receivables for future income taxes	339	245	94
Loss on reacquired debt	51	51	-
Employee postretirement benefits	25	31	(6)
Nuclear decommissioning, decontamination
and spent fuel disposal costs	(152)	(57)	(95)
Asset removal costs	(228)	(215)	(13)
MISO/PJM transmission costs	207	389	(182)
Purchased power costs	356	214	142
Distribution costs	525	475	50
Other	86	135	(49)
Total	$2,543	$3,140	$(597)

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

On December 9, 2008, a transformer at JCP&L’s Oceanview substation failed, resulting in an outage on certain bulk electric system (transmission voltage) lines out of the Oceanview and Atlantic substations, with customers in the affected area losing power. Power was restored to most customers within a few hours and to all customers within eleven hours. On December 16, 2008, JCP&L provided preliminary information about the event to certain regulatory agencies, including the NERC. On March 31, 2009, the NERC initiated a Compliance Violation Investigation in order to determine JCP&L’s contribution to the electrical event and to review any potential violation of NERC Reliability Standards associated with the event. The initial phase of the investigation required JCP&L to respond to the NERC’s request for factual data about the outage. JCP&L submitted its written response on May 1, 2009. The NERC conducted on site interviews with personnel involved in responding to the event on June 16-17, 2009. On July 7, 2009, the NERC issued additional questions regarding the event and JCP&L replied as requested on August 6, 2009. JCP&L is not able at this time to predict what actions, if any, that the NERC may take based on the data submittals or interview results.

On June 5, 2009, FirstEnergy self-reported to ReliabilityFirst a potential violation of NERC Standard PRC-005 resulting from its inability to validate maintenance records for 20 protection system relays in JCP&L’s and Penelec’s transmission systems. These potential violations were discovered during a comprehensive field review of all FirstEnergy substations to verify equipment and maintenance database accuracy. FirstEnergy has completed all mitigation actions, including calibrations and maintenance records for the relays. ReliabilityFirst issued an Initial Notice of Alleged Violation on June 22, 2009. The NERC approved FirstEnergy’s mitigation plan on August 19, 2009, and submitted it to the FERC for approval on August 19, 2009. FirstEnergy is not able at this time to predict what actions or penalties, if any, that ReliabilityFirst will propose for this self-report of violation.

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

SB221, which became effective on July 31, 2008, required all electric utilities to file an ESP, and permitted the filing of an MRO. On July 31, 2008, the Ohio Companies filed with the PUCO a comprehensive ESP and a separate MRO. The PUCO denied the MRO application; however, the PUCO later granted the Ohio Companies’ application for rehearing for the purpose of further consideration of the matter, which is still pending. The ESP proposed to phase in new generation rates for customers beginning in 2009 for up to a three-year period and resolve the Ohio Companies’ collection of fuel costs deferred in 2006 and 2007, and the distribution rate request described above. In response to the PUCO’s December 19, 2008 order, which significantly modified and approved the ESP as modified, the Ohio Companies notified the PUCO that they were withdrawing and terminating the ESP application in addition to continuing their rate plan then in effect as allowed by the terms of SB221. On December 31, 2008, the Ohio Companies conducted a CBP for the procurement of electric generation for retail customers from January 5, 2009 through March 31, 2009. The average winning bid price was equivalent to a retail rate of 6.98 cents per KWH. The power supply obtained through this process provided generation service to the Ohio Companies’ retail customers who chose not to shop with alternative suppliers. On January 9, 2009, the Ohio Companies requested the implementation of a new fuel rider to recover the costs resulting from the December 31, 2008 CBP. The PUCO ultimately approved the Ohio Companies’ request for a new fuel rider to recover increased costs resulting from the CBP but denied OE’s and TE’s request to continue collecting RTC and denied the request to allow the Ohio Companies to continue collections pursuant to the two existing fuel riders. The new fuel rider recovered the increased purchased power costs for OE and TE, and recovered a portion of those costs for CEI, with the remainder being deferred for future recovery.

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

On July 27, 2009, the Ohio Companies filed applications with the PUCO to recover three different categories of deferred distribution costs on an accelerated basis. In the Ohio Companies' Amended ESP, the PUCO approved the recovery of these deferrals, with collection originally set to begin in January 2011 and to continue over a 5 or 25 year period. The principal amount plus carrying charges through August 31, 2009 for these deferrals was a total of $305.1 million. The applications were approved by the PUCO on August 19, 2009. Recovery of this amount, together with carrying charges calculated as approved in the Amended ESP, commenced on September 1, 2009, and will be collected in the 18 non-summer months from September 2009 through May 2011, subject to reconciliation until fully collected, with $165 million of the above amount being recovered from residential customers, and $140.1 million being recovered from non-residential customers.

The CBP auction occurred on May 13-14, 2009, and resulted in a weighted average wholesale price for generation and transmission of 6.15 cents per KWH. The bid was for a single, two-year product for the service period from June 1, 2009 through May 31, 2011. FES participated in the auction, winning 51% of the tranches (one tranche equals one percent of the load supply). Subsequent to the signing of the wholesale contracts, three winning bidders reached separate agreements with FES to assign a total of 21 tranches to FES for various periods. The results of the CBP were accepted by the PUCO on May 14, 2009. In addition, FES has separately contracted with numerous communities to provide retail generation service through governmental aggregation programs.

SB221 also requires electric distribution utilities to implement energy efficiency programs. Under the provisions of SB221, the Ohio Companies are required to achieve a total annual energy savings equivalent of approximately 166,000 MWH in 2009, 290,000 MWH in 2010, 410,000 MWH in 2011, 470,000 MWH in 2012 and 530,000 MWH in 2013, with additional savings required through 2025. Utilities are also required to reduce peak demand in 2009 by 1%, with an additional seventy-five hundredths of one percent reduction each year thereafter through 2018. The PUCO may amend these benchmarks in certain, limited circumstances. Additionally, electric utilities and electric service companies are required to serve part of their load from renewable energy resources equivalent to 0.25% of the KWH they serve in 2009. The Ohio Companies are presently involved in collaborative efforts related to energy efficiency, including filing applications for approval with the PUCO, as well as other implementation efforts arising out of the Supplemental Stipulation. We expect that all costs associated with compliance will be recoverable from customers.

On June 17, 2009, the PUCO modified rules that implement the alternative energy portfolio standards created by SB221, including the incorporation of energy efficiency requirements, long-term forecast and greenhouse gas reporting and CO2 control planning. The PUCO filed the rules with the Joint Committee on Agency Rule Review (JCARR) on July 7, 2009, after which began a 65-day review period. On August 6, 2009, the PUCO withdrew alternative energy and energy efficiency/peak demand reduction rules from JCARR. On August 24, 2009, the integrated resource planning rules were also withdrawn from JCARR. The Ohio Companies and one other party filed applications for rehearing on the rules with the PUCO on July 17, 2009. On August 11, 2009, the PUCO issued an entry on rehearing granting the applications for rehearing only for purposes of further consideration of the issues raised.

On October 15, 2009, the PUCO issued a second Entry on Rehearing, modifying certain of its previous rules. Modified rules previously withdrawn from JCARR were refiled with JCARR on October 16 and October 19, 2009. The rules set out the manner in which the electric utilities, including the Ohio companies, will be required to comply with benchmarks contained in SB 221 related to the employment of alternative energy resources, energy efficiency/peak demand reduction programs as well as greenhouse gas reporting requirements and changes to long term forecast reporting requirements. The rules severely restrict the types of renewable energy resources and energy efficiency and peak reduction programs that may be included toward meeting the statutory goals, which is expected to significantly increase the cost of compliance for the Ohio Companies' customers. On October 23, 2009, the rules were placed in a “to be re-filed” status by JCARR. It is currently unclear what form the final rules may take or their potential impact on the Ohio Companies. As a result of this uncertainty surrounding the rules, as well as the Commission’s failure to address certain energy efficiency applications submitted by the Ohio Companies throughout the year and the Commission’s recent directive to postpone the launch of a Commission-approved energy efficiency program, the Ohio Companies, on October 27, 2009, submitted an application to amend their 2009 statutory energy efficiency benchmarks to zero. Absent this regulatory relief the Ohio Companies may not be able to meet their 2009 statutory energy efficiency benchmarks, which may result in the assessment of a forfeiture by the PUCO. The Ohio Companies asked the Commission to issue a ruling on or before December 2, 2009.

In August and October 2009, the Ohio Companies conducted RFPs to secure Renewable Energy Credits (RECs). The RFPs includes solar and other renewable energy RECs, including those generated in Ohio. The RECs from these two RFPs will be used to help meet the renewable energy requirements established under Senate Bill 221 for 2009, 2010, and 2011.

On October 20, 2009, the Ohio Companies filed an MRO to procure electric generation service for the period beginning June 1, 2011. The proposed MRO would establish a CBP to secure generation supply for customers who do not shop with an alternative supplier and would be similar, in all material respects, to the CBP conducted in May 2009 in that it would procure energy, capacity and certain transmission services on a slice of system basis. However, unlike the May 2009 CBP, the MRO would include multiple bidding sessions and multiple products with different delivery periods for generation supply designed to reduce potential volatility, reduce supplier risk and encourage bidder participation. A technical conference was held on October 29, 2009, at the PUCO. Pursuant to SB221, the PUCO has 90 days to determine whether the MRO meets certain statutory requirements, therefore, the Ohio Companies have requested a PUCO determination by January 18, 2010. Under a determination that such statutory requirements were met, the Ohio Companies would be able to implement the MRO and conduct the CBP

Pennsylvania

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

On May 22, 2008, the PPUC approved the Met-Ed and Penelec annual updates to the TSC rider for the period June 1, 2008, through May 31, 2009. The TSCs included a component for under-recovery of actual transmission costs incurred during the prior period (Met-Ed - $144 million and Penelec - $4 million) and transmission cost projections for June 2008 through May 2009 (Met-Ed - $258 million and Penelec - $92 million). Met-Ed received PPUC approval for a transition approach that would recover past under-recovered costs plus carrying charges through the new TSC over thirty-one months and defer a portion of the projected costs ($92 million) plus carrying charges for recovery through future TSCs by December 31, 2010. Various interveners filed complaints against those filings. In addition, the PPUC ordered an investigation to review the reasonableness of Met-Ed’s TSC, while at the same time allowing Met-Ed to implement the rider June 1, 2008, subject to refund. On July 15, 2008, the PPUC directed the ALJ to consolidate the complaints against Met-Ed with its investigation and a litigation schedule was adopted. Hearings and briefing for both Met-Ed and Penelec have concluded. On August 11, 2009, the ALJ issued a Recommended Decision to the PPUC approving Met-Ed’s and Penelec’s TSCs as filed and dismissing all complaints. Exceptions by various interveners were filed and reply exceptions were filed by Met-Ed and Penelec. The Companies are now awaiting a PPUC decision.

On May 28, 2009, the PPUC approved Met-Ed’s and Penelec’s annual updates to their TSC rider for the period June 1, 2009 through May 31, 2010, as required in connection with the PPUC’s January 2007 rate order. For Penelec’s customers the new TSC resulted in an approximate 1% decrease in monthly bills, reflecting projected PJM transmission costs as well as a reconciliation for costs already incurred. The TSC for Met-Ed’s customers increased to recover the additional PJM charges paid by Met-Ed in the previous year and to reflect updated projected costs. In order to gradually transition customers to the higher rate, the PPUC approved Met-Ed’s proposal to continue to recover the prior period deferrals allowed in the PPUC’s May 2008 Order and defer $57.5 million of projected costs to a future TSC to be fully recovered by December 31, 2010. Under this proposal, monthly bills for Met-Ed’s customers would increase approximately 9.4% for the period June 2009 through May 2010.

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

Act 129 requires utilities to file with the PPUC an energy efficiency and peak load reduction plan by July 1, 2009. On January 15, 2009, in compliance with Act 129, the PPUC issued its proposed guidelines for the filing of utilities’ energy efficiency and peak load reduction plans. On July 1, 2009, Met-Ed, Penelec, and Penn filed EE&C Plans with the PPUC in accordance with Act 129. The Pennsylvania Companies submitted a supplemental filing on July 31, 2009, to revise the Total Resource Cost test items in the EE&C Plans pursuant to the PPUC’s June 23, 2009 Order. Following an evidentiary hearing and briefing, the Companies filed revised EE&C Plans on September 21, 2009. In an Order entered October 28, 2009, the PPUC approved in part, and rejected in part, the Pennsylvania Companies’ filing. The Companies must file revised – EE&C plans by December 28, 2009, incorporating minor revisions required by the PPUC. These revisions are not expected to impose any additional financial obligations on the Pennsylvania Companies.

Act 129 also requires utilities to file with the PPUC a smart meter technology procurement and installation plan by August 14, 2009. On June 18, 2009, the PPUC issued its guidelines related to Smart Meter deployment. On August 14, 2009, Met-Ed, Penelec and Penn jointly filed a Smart Meter Technology Procurement and Installation Plan as required by Act 129. A litigation schedule has been adopted which includes a Technical Conference and evidentiary hearings this fall. The Pennsylvania Companies expect the PPUC to act on the plans early next year.

Legislation addressing rate mitigation and the expiration of rate caps was not enacted in 2008; however, several bills addressing these issues have been introduced in the current legislative session, which began in January 2009. The final form and impact of such legislation is uncertain.

On February 20, 2009, Met-Ed and Penelec filed with the PPUC a generation procurement plan covering the period January 1, 2011 through May 31, 2013. The companies’ plan is designed to provide adequate and reliable service via a prudent mix of long-term, short-term and spot market generation supply, as required by Act 129. The plan proposes a staggered procurement schedule, which varies by customer class, through the use of a descending clock auction. Met-Ed and Penelec anticipate PPUC approval of their plan in November 2009.

On February 26, 2009, the PPUC approved a Voluntary Prepayment Plan requested by Met-Ed and Penelec that provides an opportunity for residential and small commercial customers to prepay an amount on their monthly electric bills during 2009 and 2010. Customer prepayments earn interest at 7.5% and will be used to reduce electricity charges in 2011 and 2012.

On March 31, 2009, Met-Ed and Penelec submitted their 5-year NUG Statement Compliance filing to the PPUC in accordance with their 1998 Restructuring Settlement. Met-Ed proposed to reduce its CTC rate for the residential class with a corresponding increase in the generation rate and the shopping credit, and Penelec proposed to reduce its CTC rate to zero for all classes with a corresponding increase in the generation rate and the shopping credit. While these changes would result in additional annual generation revenue (Met-Ed - $27 million and Penelec - $59 million), overall rates would remain unchanged. On July 30, 2009, the PPUC entered an order approving the 5-year NUG Statement, approving the reduction of the CTC, and directing Met-Ed and Penelec to file a tariff supplement implementing this change. On July 31, 2009, Met-Ed and Penelec filed tariff supplements decreasing the CTC rate in compliance with the July 30, 2009 order, and increasing the generation rate in compliance with the companies’ Restructuring Orders of 1998. On August 14, 2009, the PPUC issued Secretarial Letters approving Met-Ed and Penelec’s compliance filings. By Tentative Order entered September 17, 2009, the PPUC provided for an additional 30 day comment period on whether “the Restructuring Settlement allows NUG over collection for select and isolated months to be used to reduce non-NUG stranded costs when a cumulative NUG stranded cost balance exists.”   In response to the Tentative Order comments were filed by the Office of Small Business Advocate, Office of Consumer Advocate, York County Solid Waste and Refuse Authority, ARIPPA, the Met-Ed Industrial Users Group and Penelec Industrial Customer Alliance objecting to the above accounting method utilized by Met-Ed and Penelec. The Companies filed reply comments on October 26, 2009, and await the decision of the PPUC.

New Jersey

JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers, costs incurred under NUG agreements, and certain other stranded costs, exceed amounts collected through BGS and NUGC rates and market sales of NUG energy and capacity. As of September 30, 2009, the accumulated deferred cost balance totaled approximately $102 million.

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

On January 28, 2009, the NJBPU adopted an order establishing the general process and contents of specific EMP plans that must be filed by New Jersey electric and gas utilities in order to achieve the goals of the EMP. Such utility specific plans are due to be filed with the BPU by July 1, 2010. At this time, FirstEnergy cannot determine the impact, if any, the EMP may have on their operations.

In support of the New Jersey Governor's Economic Assistance and Recovery Plan, JCP&L announced a proposal to spend approximately $98 million on infrastructure and energy efficiency projects in 2009. Under the proposal, an estimated $40 million would be spent on infrastructure projects, including substation upgrades, new transformers, distribution line re-closers and automated breaker operations. In addition, approximately $34 million would be spent implementing new demand response programs as well as expanding on existing programs. Another $11 million would be spent on energy efficiency, specifically replacing transformers and capacitor control systems and installing new LED street lights. The remaining $13 million would be spent on energy efficiency programs that would complement those currently being offered. The project relating to expansion of the existing demand response programs was approved by the BPU on August 19, 2009, and implementation will begin in 2009. Implementation of the remaining projects is dependent upon resolution of regulatory issues including recovery of the costs associated with the proposal.

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

PJM Transmission Rate

On January 31, 2005, certain PJM transmission owners made filings with the FERC pursuant to a settlement agreement previously approved by the FERC. JCP&L, Met-Ed and Penelec were parties to that proceeding and joined in two of the filings. In the first filing, the settling transmission owners submitted a filing justifying continuation of their existing rate design within the PJM RTO. Hearings were held and numerous parties appeared and litigated various issues concerning PJM rate design, notably AEP, which proposed to create a "postage stamp," or average rate for all high voltage transmission facilities across PJM and a zonal transmission rate for facilities below 345 kV. AEP's proposal would have the effect of shifting recovery of the costs of high voltage transmission lines to other transmission zones, including those where JCP&L, Met-Ed, and Penelec serve load. On April 19, 2007, the FERC issued an order ("Opinion 494") finding that the PJM transmission owners’ existing “license plate” or zonal rate design was just and reasonable and ordered that the current license plate rates for existing transmission facilities be retained. On the issue of rates for new transmission facilities, the FERC directed that costs for new transmission facilities that are rated at 500 kV or higher are to be collected from all transmission zones throughout the PJM footprint by means of a postage-stamp rate. Costs for new transmission facilities that are rated at less than 500 kV, however, are to be allocated on a “beneficiary pays” basis. The FERC found that PJM’s current beneficiary-pays cost allocation methodology is not sufficiently detailed and, in a related order that also was issued on April 19, 2007, directed that hearings be held for the purpose of establishing a just and reasonable cost allocation methodology for inclusion in PJM’s tariff.

On May 18, 2007, certain parties filed for rehearing of the FERC’s April 19, 2007 order. On January 31, 2008, the requests for rehearing were denied. On February 11, 2008, AEP appealed the FERC’s April 19, 2007, and January 31, 2008, orders to the federal Court of Appeals for the D.C. Circuit. The Illinois Commerce Commission, the PUCO and Dayton Power & Light have also appealed these orders to the Seventh Circuit Court of Appeals. The appeals of these parties and others have been consolidated for argument in the Seventh Circuit. Oral arguments were held on April 13, 2009. The Seventh Circuit Court of Appeals issued a decision on August 6, 2009, that remanded the rate design to FERC and denied AEP’s appeal. A request for rehearing and rehearing en banc by Baltimore Gas & Electric and Old Dominion electric Cooperative was denied by the Seventh Circuit on October 20, 2009.

The FERC’s orders on PJM rate design prevented the allocation of a portion of the revenue requirement of existing transmission facilities of other utilities to JCP&L, Met-Ed and Penelec. In addition, the FERC’s decision to allocate the cost of new 500 kV and above transmission facilities on a PJM-wide basis reduces the cost of future transmission to be recovered from the JCP&L, Met-Ed and Penelec zones. A partial settlement agreement addressing the “beneficiary pays” methodology for below 500 kV facilities, but excluding the issue of allocating new facilities costs to merchant transmission entities, was filed on September 14, 2007. The agreement was supported by the FERC’s Trial Staff, and was certified by the Presiding Judge to the FERC. On July 29, 2008, the FERC issued an order conditionally approving the settlement subject to the submission of a compliance filing. The compliance filing was submitted on August 29, 2008, and the FERC issued an order accepting the compliance filing on October 15, 2008. On November 14, 2008, PJM submitted revisions to its tariff to incorporate cost responsibility assignments for below 500 kV upgrades included in PJM’s Regional Transmission Expansion Planning process in accordance with the settlement. The FERC conditionally accepted the compliance filing on January 28, 2009. PJM submitted a further compliance filing on March 2, 2009, which was accepted by the FERC on April 10, 2009. The remaining merchant transmission cost allocation issues were the subject of a hearing at the FERC in May 2008. An initial decision was issued by the Presiding Judge on September 18, 2008. PJM and FERC trial staff each filed a Brief on Exceptions to the initial decision on October 20, 2008. Briefs Opposing Exceptions were filed on November 10, 2008.

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

On September 17, 2007, AEP filed a complaint under Sections 206 and 306 of the Federal Power Act seeking to have the entire transmission rate design and cost allocation methods used by MISO and PJM declared unjust, unreasonable, and unduly discriminatory, and to have the FERC fix a uniform regional transmission rate design and cost allocation method for the entire MISO and PJM “Super Region” that recovers the average cost of new and existing transmission facilities operated at voltages of 345 kV and above from all transmission customers. Lower voltage facilities would continue to be recovered in the local utility transmission rate zone through a license plate rate. AEP requested a refund effective October 1, 2007, or alternatively, February 1, 2008. On January 31, 2008, the FERC issued an order denying the complaint. The effect of this order is to prevent the shift of significant costs to the FirstEnergy zones in MISO and PJM. A rehearing request by AEP was denied by the FERC on December 19, 2008. On February 17, 2009, AEP appealed the FERC’s January 31, 2008, and December 19, 2008, orders to the U.S. Court of Appeals for the Seventh Circuit. FESC, on behalf of its affiliated operating utility companies, filed a motion to intervene on March 10, 2009. The Seventh Circuit Court of Appeals has held this appeal in abeyance pending resolution of the Order 494 appeal discussed above.

RTO Consolidation

On August 17, 2009, FirstEnergy filed an application with the FERC requesting to consolidate its transmission assets and operations into PJM. Currently, FirstEnergy’s transmission assets and operations are divided between PJM and MISO. The consolidation would make the transmission assets that are part of ATSI, whose footprint includes the Ohio Companies and Penn, part of PJM. Most of FirstEnergy’s transmission assets in Pennsylvania and all of the transmission assets in New Jersey already operate as a part of PJM.

To ensure a definitive ruling at the same time FERC rules on its request to integrate ATSI into PJM, on October 19, 2009, FirstEnergy filed a related complaint with FERC on the issue of allocating transmission costs to the ATSI footprint for high voltage transmission projects approved prior to FirstEnergy’s integration into PJM.

FirstEnergy has requested that FERC rule on its application by December 17, 2009, to provide time to permit management to make a decision on whether to integrate ATSI into PJM prior to the 2010 Base Residual Auction for capacity. Subject to a satisfactory FERC ruling, the integration is expected to be complete on June 1, 2011, to coincide with delivery of power under the next competitive generation procurement process for FirstEnergy's Ohio companies.

On September 4, 2009, the PUCO opened a case to take comments from Ohio stakeholders regarding the RTO consolidation. FirstEnergy filed extensive comments in the PUCO case on September 25, 2009 and reply comments on October 13, 2009 and attended a public hearing on September 15, 2009 to respond to questions regarding the RTO consolidation.

Several parties have intervened in the regulatory dockets at the FERC and at the PUCO. Certain interveners have commented and protested particular elements of the proposed RTO consolidation, including an exit fee to MISO, integration costs to PJM, and cost-allocations of future transmission upgrades in PJM and MISO. The result of these comments and protests could delay or otherwise have a material financial effect on the proposed RTO consolidation.

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

On March 26, 2009, the FERC accepted in part, and rejected in part, tariff provisions submitted by PJM, revising certain parts of its RPM. Ordered changes included making incremental improvements to RPM;   clarification on certain aspects of the March 26, 2009 Order. On April 27, 2009, PJM submitted a compliance filing addressing the changes the FERC ordered in the March 26, 2009 Order; and subsequently, numerous parties filed requests for rehearing of the March 26, 2009 Order. On June 18, 2009, the FERC denied rehearing and request for oral argument of the March 26, 2009 Order.

PJM has reconvened the Capacity Market Evolution Committee (CMEC) and has scheduled a CMEC Long-Term Issues Symposium to address near-term changes directed by the March 26, 2009 Order and other long-term issues not addressed in the February 2009 settlement. PJM made a compliance filing on September 1, 2009, incorporating tariff changes directed by the March 26, 2009 Order. The tariff changes, which provide for incremental improvements to the RPM, will be effective November 1, 2009, pending FERC approval. In addition, the CMEC continues to work to address additional compliance items directed by the March 26, 2009 Order. Another compliance filing is due December 1, 2009.

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

On May 13-14, 2009, the Ohio Companies held an auction to secure generation supply for their PLR obligation. The results of the auction were accepted by the PUCO on May 14, 2009. Twelve bidders qualified to participate in the auction with nine successful bidders each securing a portion of the Ohio Companies' total supply needs. FES was the successful bidder for 51 tranches, and subsequently purchased 21 additional tranches from other bidders. The auction resulted in an overall weighted average wholesale price of 6.15 cents per KWH for generation and transmission. The new prices for PLR service went into effect with usage beginning June 1, 2009, and continuing through May 31, 2011.

On November 3, 2009, FES, Met-Ed, Penelec and Waverly restated their partial requirements power purchase agreement for 2010. The Fourth Restated Partial Requirements Agreement continues to limit the amount of capacity resources required to be supplied by FES to 3544 MW, but requires FES to supply essentially all of Met-Ed, Penelec, and Waverly’s energy requirements in 2010 Under the new agreement, Met-Ed, Penelec, and Waverly assign 1300 MW of existing energy purchases to FES to assist it in supplying Buyers’ power supply requirements and managing congestion expenses. FES can either sell the assigned power from the third party into the market or use it to serve the Met-Ed/Penelec load. FES is responsible for obtaining additional power supplies in the event of failure of supply of the assigned energy purchase contracts. Prices for the power sold by FES were increased to $42.77 and $44.42, respectively for Met-Ed and Penelec. In addition, FES agreed to reimburse Met-Ed and Penelec, respectively, for congestion expenses and marginal losses in excess of $208 million and $79 million as billed by PJM in 2010, and associated with delivery of power by FES under the Fourth Restated Partial Requirements Agreement. The Fourth Restated Partial Requirements Agreement terminates at the end of 2010.

Environmental Matters

Various federal, state and local authorities regulate FirstEnergy with regard to air and water quality and other environmental matters. The effects of compliance on FirstEnergy with regard to environmental matters could have a material adverse effect on FirstEnergy's earnings and competitive position to the extent that it competes with companies that are not subject to such regulations and, therefore, do not bear the risk of costs associated with compliance, or failure to comply, with such regulations. FirstEnergy estimates capital expenditures for environmental compliance of approximately $800 million for the period 2009-2013.

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

On May 22, 2007, FirstEnergy and FGCO received a notice letter, required 60 days prior to the filing of a citizen suit under the federal CAA, alleging violations of air pollution laws at the Bruce Mansfield Plant, including opacity limitations. Prior to the receipt of this notice, the Plant was subject to a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection concerning opacity emissions under which efforts to achieve compliance with the applicable laws will continue. On October 18, 2007, PennFuture filed a complaint, joined by three of its members, in the United States District Court for the Western District of Pennsylvania. In July 2008, three additional complaints were filed against FGCO in the United States District Court for the Western District of Pennsylvania seeking damages based on Bruce Mansfield Plant air emissions. In addition to seeking damages, two of the three complaints seek to enjoin the Bruce Mansfield Plant from operating except in a “safe, responsible, prudent and proper manner”, one being a complaint filed on behalf of twenty-one individuals and the other being a class action complaint, seeking certification as a class action with the eight named plaintiffs as the class representatives. On October 14, 2008, the Court granted FGCO’s motion to consolidate discovery for all four complaints pending against the Bruce Mansfield Plant. On August 17, 2009, a settlement of the PennFuture complaint was reached with PennFuture and one of the three individual complaintants. On October 16, 2009, the Court approved the settlement and dismissed the claims of PennFuture and of the settling individual complaintant. The other two non-settling complaintants are now represented by counsel handling the three cases filed in July 2008. FGCO believes those claims are without merit and intends to defend itself against the allegations made in those three complaints. The Pennsylvania Department of Health, under a Cooperative Agreement with the Agency for Toxic Substances and Disease Registry, completed a Health Consultation regarding the Mansfield Plant and issued a report dated March 31, 2009 which concluded there is insufficient sampling data to determine if any public health threat exists for area residents due to emissions from the Mansfield Plant. The report recommended additional air monitoring and sample analysis in the vicinity of the Mansfield Plant, which the Pennsylvania Department of Environmental Protection has completed.

On December 18, 2007, the state of New Jersey filed a CAA citizen suit alleging NSR violations at the Portland Generation Station against Reliant (the current owner and operator), Sithe Energy (the purchaser of the Portland Station from Met-Ed in 1999), GPU, Inc. and Met-Ed. On October 30, 2008, the state of Connecticut filed a Motion to Intervene, which the Court granted on March 24, 2009. Specifically, Connecticut and New Jersey allege that "modifications" at Portland Units 1 and 2 occurred between 1980 and 2005 without preconstruction NSR or permitting under the CAA's prevention of significant deterioration program, and seek injunctive relief, penalties, attorney fees and mitigation of the harm caused by excess emissions. The scope of Met-Ed’s indemnity obligation to and from Sithe Energy is disputed. On December 5, 2008, New Jersey filed an amended complaint, adding claims with respect to alleged modifications that occurred after GPU’s sale of the plant. Met-Ed filed a Motion to Dismiss the claims in New Jersey’s Amended Complaint and Connecticut’s Complaint on February 19, 2009, and on September 30, 2009, respectively. The Court granted Met-Ed's motion to dismiss New Jersey’s and Connecticut’s claims for injunctive relief against Met-Ed, but denied Met-Ed’s motion to dismiss the claims for civil penalties on statute of limitations grounds in order to allow the states to prove either that the application of the discovery rule or the doctrine of equitable tolling bars application of the statute of limitations.

On January 14, 2009, the EPA issued a NOV to Reliant alleging new source review violations at the Portland Generation Station based on “modifications” dating back to 1986. Met-Ed is unable to predict the outcome of this matter. The EPA’s January 14, 2009, NOV also alleged new source review violations at the Keystone and Shawville Stations based on “modifications” dating back to 1984. JCP&L, as the former owner of 16.67% of the Keystone Station and Penelec, as former owner and operator of the Shawville Station, are unable to predict the outcome of this matter.

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

On May 16, 2008, FGCO received a request from the EPA for information pursuant to Section 114(a) of the CAA for certain operating and maintenance information regarding the Eastlake, Lakeshore, Bay Shore and Ashtabula generating plants to allow the EPA to determine whether these generating sources are complying with the NSR provisions of the CAA. On July 10, 2008, FGCO and the EPA entered into an Administrative Consent Order modifying that request and setting forth a schedule for FGCO’s response. On October 27, 2008, FGCO received a second request from the EPA for information pursuant to Section 114(a) of the CAA for additional operating and maintenance information regarding the Eastlake, Lakeshore, Bay Shore and Ashtabula generating plants. On August 12, 2009, the EPA issued a Finding of Violation and NOV alleging violations of the Clean Air Act and Ohio regulations, including the prevention of significant deterioration (“PSD”), non-attainment new source review (NNSR”), and Title V regulations at the Eastlake, Lakeshore, Bay Shore, and Ashtabula generating plants. The EPA’s NOV alleges equipment replacements occurring during maintenance outages dating back to 1990 triggered the pre-construction permitting requirements under the PSD and NNSR programs. On September 15, 2009, FGCO received an additional information request pursuant to Section 114(a) of the Clean Air Act requiring FirstEnergy to submit certain operating and maintenance information and planning information regarding the Eastlake, Lake Shore, Bay Shore and Ashtabula generating plants. On November 3, 2009, FGCO received a letter providing notification that the EPA is evaluating whether certain scheduled maintenance at the Eastlake generating plant may constitute a major modification under the NSR provisions of the CAA. FGCO intends to comply with the CAA, including EPA’s information requests, but, at this time, is unable to predict the outcome of this matter. A June 15, 2006 finding of violation and NOV in which EPA alleged CAA violations at the Bay Shore Generating Plant remains unresolved and FGCO is unable to predict the outcome of such matter.

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

Mercury Emissions

In December 2000, the EPA announced it would proceed with the development of regulations regarding hazardous air pollutants from electric power plants, identifying mercury as the hazardous air pollutant of greatest concern. In March 2005, the EPA finalized the CAMR, which provides a cap-and-trade program to reduce mercury emissions from coal-fired power plants in two phases; initially, capping national mercury emissions at 38 tons by 2010 (as a "co-benefit" from implementation of SO2 and NOX emission caps under the EPA's CAIR program) and 15 tons per year by 2018. Several states and environmental groups appealed the CAMR to the United States Court of Appeals for the District of Columbia. On February 8, 2008, the Court vacated the CAMR, ruling that the EPA failed to take the necessary steps to “de-list” coal-fired power plants from its hazardous air pollutant program and, therefore, could not promulgate a cap-and-trade program. The EPA petitioned for rehearing by the entire Court, which denied the petition on May 20, 2008. On October 17, 2008, the EPA (and an industry group) petitioned the United States Supreme Court for review of the Court’s ruling vacating CAMR. On February 6, 2009, the EPA moved to dismiss its petition for certiorari. On February 23, 2009, the Supreme Court dismissed the EPA’s petition and denied the industry group’s petition. On October 21, 2009, the EPA opened a 30-day comment period on a proposed consent decree that would obligate the EPA to propose maximum achievable control technology (MACT) regulations for mercury and other hazardous air pollutants by March 16, 2011, and to finalize the regulations by November 16, 2011.  FGCO’s future cost of compliance with MACT regulations may be substantial and will depend on the action taken by the EPA and on how any future regulations are ultimately implemented.

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

There are a number of initiatives to reduce GHG emissions under consideration at the federal, state and international level. At the international level, efforts to reach a new global agreement to reduce GHG emissions post-2012 have begun with the Bali Roadmap, which outlines a two-year process designed to lead to an agreement in 2009. At the federal level, members of Congress have introduced several bills seeking to reduce emissions of GHG in the United States, and the House of Representatives passed one such bill, the American Clean Energy and Security Act of 2009, on June 26, 2009. The Senate continues to consider a number of measures to regulate GHG emissions. State activities, primarily the northeastern states participating in the Regional Greenhouse Gas Initiative and western states, led by California, have coordinated efforts to develop regional strategies to control emissions of certain GHGs.

On April 2, 2007, the United States Supreme Court found that the EPA has the authority to regulate CO2 emissions from automobiles as “air pollutants” under the CAA. Although this decision did not address CO2 emissions from electric generating plants, the EPA has similar authority under the CAA to regulate “air pollutants” from those and other facilities. On April 17, 2009, the EPA released a “Proposed Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act.” The EPA’s proposed finding concludes that the atmospheric concentrations of several key greenhouse gases threaten the health and welfare of future generations and that the combined emissions of these gases by motor vehicles contribute to the atmospheric concentrations of these key greenhouse gases and hence to the threat of climate change. Although the EPA’s proposed finding, if finalized, does not establish emission requirements for motor vehicles, such requirements would be expected to occur through further rulemakings. Additionally, while the EPA’s proposed findings do not specifically address stationary sources, including electric generating plants, those findings, if finalized, would be expected to support the establishment of future emission requirements by the EPA for stationary sources, . On September 23, 2009, the EPA finalized a GHG reporting rule establishing a national GHG emissions collection and reporting program. The EPA rules will require FirstEnergy to measure GHG emissions commencing in 2010 and submit reports commencing in 2011. On September 30, 2009, EPA proposed new thresholds for GHG emissions that define when Clean Air Act permits under the New Source Review and Title V operating permits programs would be required. EPA is proposing a major source emissions applicability threshold of 25,000 tons per year (tpy) of carbon dioxide equivalents (CO2e) for existing facilities under the Title V operating permits program and the Prevention of Significant Determination (PSD) portion of NSR. EPA is also proposing a significance level between 10,000 and 25,000 tpy CO2e to determine if existing major sources making modifications that result in an increase of emissions above the significance level would be required to obtain a PSD permit.

On September 21, 2009, the U.S. Court of Appeals for the Second Circuit and on October 16, 2009, the U.S. Court of Appeals for the Fifth Circuit, reversed and remanded lower court decisions that had dismissed complaints alleging damage from GHG emissions on jurisdictional grounds.  These cases involve common law tort claims, including public and private nuisance, alleging that GHG emissions contribute to global warming and result in property damages.   Connecticut v. AEP, No. 05-5105-cv (2d Cir. 2009)(seeking injunctive relief only); Comer v. Murphy Oil USA, No. 07-6-756 (5th Cir. 2009)(seeking damages only), respectively.  While FirstEnergy is not a party to either litigation, should the courts of appeals decisions be affirmed, FirstEnergy and/or one or more of its subsidiaries could be named in actions making similar allegations.

FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require significant capital and other expenditures or result in changes to its operations. The CO2 emissions per KWH of electricity generated by FirstEnergy is lower than many regional competitors due to its diversified generation sources, which include low or non-CO2 emitting gas-fired and nuclear generators.

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

On September 7, 2004, the EPA established new performance standards under Section 316(b) of the Clean Water Act for reducing impacts on fish and shellfish from cooling water intake structures at certain existing large electric generating plants. The regulations call for reductions in impingement mortality (when aquatic organisms are pinned against screens or other parts of a cooling water intake system) and entrainment (which occurs when aquatic life is drawn into a facility's cooling water system). On January 26, 2007, the United States Court of Appeals for the Second Circuit remanded portions of the rulemaking dealing with impingement mortality and entrainment back to the EPA for further rulemaking and eliminated the restoration option from the EPA’s regulations. On July 9, 2007, the EPA suspended this rule, noting that until further rulemaking occurs, permitting authorities should continue the existing practice of applying their best professional judgment to minimize impacts on fish and shellfish from cooling water intake structures. On April 1, 2009, the Supreme Court of the United States reversed one significant aspect of the Second Circuit Court’s opinion and decided that Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures. The EPA will now take up consideration of the rule on remand and take further action consistent with the opinions of the Supreme Court and the Court of Appeals, including whether to exercise its discretion to retain or modify the cost-benefit rule as it appeared in the initial regulation. It is expected that the EPA will issue a proposed rule on remand in 2010. The Courts’ opinions have created significant uncertainty about the specific nature, scope and timing of the final compliance requirements .FirstEnergy is studying various control options and their costs and effectiveness. Depending on the results of such studies and the EPA’s further rulemaking and any action taken by the states exercising best professional judgment, the future costs of compliance with these standards may require material capital expenditures.

The U.S. Attorney's Office in Cleveland, Ohio has advised FGCO that it is considering prosecution under the Clean Water Act and the Migratory Bird Treaty Act for three petroleum spills at the Edgewater, Lakeshore and Bay Shore plants which occurred on November 1, 2005, January 26, 2007 and February 27, 2007. FGCO is unable to predict the outcome of this matter.

Regulation of Waste Disposal

As a result of the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act of 1976, federal and state hazardous waste regulations have been promulgated. Certain fossil-fuel combustion waste products, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA's evaluation of the need for future regulation. The EPA subsequently determined that regulation of coal ash as a hazardous waste is unnecessary. In April 2000, the EPA announced that it will develop national standards regulating disposal of coal ash under its authority to regulate non-hazardous waste. In February 2009, the EPA requested comments from the states on options for regulating coal combustion wastes, including regulation as non-hazardous waste or regulation as a hazardous waste. In March and June 2009, the EPA requested information from FGCO’s Bruce Mansfield Plant regarding the management of coal combustion wastes. The EPA is reviewing its previous determination that Federal regulation of coal ash as a hazardous waste is not appropriate. The EPA has indicated an intent to propose regulations regarding this issue by the end of the year. Additional regulations of fossil-fuel combustion waste products could have a significant impact on our management, beneficial use, and disposal, of coal ash. FGCO's future cost of compliance with any coal combustion waste regulations which may be promulgated could be substantial and would depend, in part, on the regulatory action taken by the EPA and implementation by the states.

The Utilities have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the consolidated balance sheet as of September 30, 2009, based on estimates of the total costs of cleanup, the Utilities' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $104 million (JCP&L - $77 million, TE - $1 million, CEI - $1 million, FGCO - $1 million and FirstEnergy - $24 million) have been accrued through September 30, 2009. Included in the total are accrued liabilities of approximately $68 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC.

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

After various motions, rulings and appeals, the Plaintiffs' claims for consumer fraud, common law fraud, negligent misrepresentation, strict product liability, and punitive damages were dismissed, leaving only the negligence and breach of contract causes of actions. The class was decertified twice by the trial court, and appealed both times by the Plaintiffs, with the results being that: (1) the Appellate Division limited the class only to those customers directly impacted by the outages of JCP&L transformers in Red Bank, NJ, based on a common incident involving the failure of the bushings of two large transformers in the Red Bank substation which resulted in planned and unplanned outages in the area during a 2-3 day period, and (2) in March 2007, the Appellate Division remanded this matter back to the Trial Court to allow plaintiffs sufficient time to establish a damage model or individual proof of damages. On March 31, 2009, the trial court again granted JCP&L’s motion to decertify the class. On April 20, 2009, the Plaintiffs filed a motion for leave to take an interlocutory appeal to the trial court's decision to decertify the class, which was granted by the Appellate Division on June 15, 2009. Plaintiffs filed their appellate brief on August 25, 2009, and JCP&L filed an opposition brief on September 25, 2009. On or about October 13, 2009, Plaintiffs filed their reply brief in further support of their appeal of the trial court's decision decertifying the class. JCP&L is now waiting for the Appellate Division to schedule the appeal for oral arguments.

Nuclear Plant Matters

In August 2007, FENOC submitted an application to the NRC to renew the operating licenses for the Beaver Valley Power Station (Units 1 and 2) for an additional 20 years. On November 5, 2009, the NRC issued a renewed operating license for Beaver Valley Power Station, Units 1 and 2. The operating licenses for these facilities was extended until 2036 and 2047 for Units 1 and 2, respectively.

Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities. As of September 30, 2009, FirstEnergy had approximately $1.9 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley, Perry, and TMI-2. As part of the application to the NRC to transfer the ownership of Davis-Besse, Beaver Valley and Perry to NGC in 2005, FirstEnergy provided an additional $80 million parental guarantee associated with the funding of decommissioning costs for these units and indicated that it planned to contribute an additional $80 million to these trusts by 2010. As required by the NRC, FirstEnergy annually recalculates and adjusts the amount of its parental guarantee, as appropriate. The values of FirstEnergy’s nuclear decommissioning trusts fluctuate based on market conditions. If the value of the trusts decline by a material amount, FirstEnergy’s obligations to fund the trusts may increase. The recent disruption in the capital markets and its effects on particular businesses and the economy in general also affects the values of the nuclear decommission trusts. On June 18, 2009, the NRC informed FENOC that its review tentatively concluded that a shortfall ($147.5 million net present value) existed in the value of the decommissioning trust fund for Beaver Valley Unit 1. On July 28, 2009, FENOC submitted a letter to the NRC that stated reasonable assurance of decommissioning funding is provided for Beaver Valley Unit 1 through a combination of the existing trust fund balances, the existing $80 million parental guarantee from FirstEnergy and maintaining the plant in a safe-store configuration, or extended safe shutdown condition, after plant shutdown. On October 20, 2009, FENOC received a request for additional information (RAI) from the NRC that questions FENOC's methodology for calculating the decommissioning obligations for Beaver Valley Unit 1. Renewal of the operating license for Beaver Valley Unit 1 is expected to mitigate the estimated shortfall in the unit’s nuclear decommissioning funding status. FENOC continues to communicate with the NRC regarding future actions to provide reasonable assurance for decommissioning funding. Such actions may include additional parental guarantees or contributions to those funds.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy's normal business operations pending against FirstEnergy and its subsidiaries. The other potentially material items not otherwise discussed above are described below.

JCP&L's bargaining unit employees filed a grievance challenging JCP&L's 2002 call-out procedure that required bargaining unit employees to respond to emergency power outages. On May 20, 2004, an arbitration panel concluded that the call-out procedure violated the parties' collective bargaining agreement. On September 9, 2005, the arbitration panel issued an opinion to award approximately $16 million to the bargaining unit employees. A final order identifying the individual damage amounts was issued on October 31, 2007 and the award appeal process was initiated. The union filed a motion with the federal Court to confirm the award and JCP&L filed its answer and counterclaim to vacate the award on December 31, 2007. JCP&L and the union filed briefs in June and July of 2008 and oral arguments were held in the fall. On February 25, 2009, the federal district court denied JCP&L’s motion to vacate the arbitration decision and granted the union’s motion to confirm the award. JCP&L filed a Notice of Appeal to the Third Circuit and a Motion to Stay Enforcement of the Judgment on March 6, 2009. The appeal process could take as long as 24 months. The parties are participating in the federal court's mediation programs and have held private settlement discussions. JCP&L recognized a liability for the potential $16 million award in 2005. Post-judgment interest began to accrue as of February 25, 2009, and the liability will be adjusted accordingly.

The bargaining unit employees at the Bruce Mansfield Plant have been working without a labor contract since February 15, 2008. On July 24, 2009, FirstEnergy declared that bargaining was at an impasse and portions of its last contract offer were implemented August 1, 2009, and a voluntary retirement program was implemented on August 19, 2009.  A federal mediator is continuing to assist the parties in reaching a negotiated contract settlement. FirstEnergy has a strike mitigation plan ready in the event of a strike.

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

NEW ACCOUNTING STANDARDS AND INTERPRETATIONS

In December 2008, the FASB issued a standard on an employer’s disclosures about assets of a defined benefit pension or other postretirement plan. Requirements include disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets, and significant categories of risk. This standard is effective for fiscal years ending after December 15, 2009. FirstEnergy will expand its disclosures related to postretirement benefit plan assets.

In June 2009, the FASB amended the derecognition guidance in the Transfers and Servicing Topic of the FASB Accounting Standards Codification and eliminates the concept of a QSPE. It requires an evaluation of all existing QSPEs to determine whether they must be consolidated. This standard is effective for financial asset transfers that occur in fiscal years beginning after November 15, 2009. FirstEnergy does not expect this standard to have a material effect upon its financial statements.

In June 2009, the FASB amended the consolidation guidance applied to VIEs. This standard replaces the quantitative approach previously required to determine which entity has a controlling financial interest in a VIE with a qualitative approach. Under the new approach, the primary beneficiary of a VIE is the entity that has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could be significant to the VIE. This standard also requires ongoing reassessments of whether an entity is the primary beneficiary of a VIE and enhanced disclosures about an entity’s involvement in VIEs. The standard is effective for fiscal years beginning after November 15, 2009. FirstEnergy is currently evaluating the impact of adopting this standard on its financial statements.

In August 2009, the FASB updated the Fair Value Measurement and Disclosures Topic, which provides guidance to determine fair value when a quoted price in an active market for an identical liability is not available. In such instances, an entity should measure fair value using one of the following approaches; (i) the quoted price of an identical liability when traded as an asset; (ii) the quoted price of a similar liability or a similar liability traded as an asset; (iii) a technique based on the amount an entity would pay to transfer the identical liability; or (iv) a technique based on the amount an entity would receive to enter into an identical liability. This standard is effective for fiscal years beginning October 1, 2009. FirstEnergy does not expect this standard to have a material effect upon its financial statements.

FIRSTENERGY SOLUTIONS CORP.

MANAGEMENT'S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS

FES is a wholly owned subsidiary of FirstEnergy. FES provides energy-related products and services, and through its subsidiaries, FGCO and NGC, owns or leases and operates and maintains FirstEnergy's fossil and hydroelectric generation facilities and owns FirstEnergy's nuclear generation facilities, respectively. FENOC, a wholly owned subsidiary of FirstEnergy, operates and maintains the nuclear generating facilities.

FES' revenues have been primarily derived from the sale of electricity (provided from FES' generating facilities and through purchased power arrangements) to affiliated utility companies to meet all or a portion of their PLR and default service requirements. These affiliated power sales included a full-requirements PSA with OE, CEI and TE to supply each of their default service obligations through December 31, 2008, at prices that considered their respective PUCO-authorized billing rates. See Regulatory Matters – Ohio in our Combined Notes to the Consolidated Financial Statements for a discussion of Ohio power supply procurement issues for 2009 and beyond. On November 3, 2009, FES, Met-Ed, Penelec and Waverly restated their partial requirements power purchase agreement for 2010. The Fourth Restated Partial Requirements Agreement continues to limit the amount of capacity resources required to be supplied by FES to 3544 MW, but requires FES to supply essentially all of Met-Ed, Penelec, and Waverly’s energy requirements in 2010 Under the new agreement, Met-Ed, Penelec, and Waverly assign 1300 MW of existing energy purchases to FES to assist it in supplying Buyers’ power supply requirements and managing congestion expenses. FES can either sell the assigned power from the third party into the market or use it to serve the Met-Ed/Penelec load. FES is responsible for obtaining additional power supplies in the event of failure of supply of the assigned energy purchase contracts. Prices for the power sold by FES were increased to $42.77 and $44.42, respectively for Met-Ed and Penelec. In addition, FES agreed to reimburse Met-Ed and Penelec, respectively, for congestion expenses and marginal losses in excess of $208 million and $79 million as billed by PJM in 2010, and associated with delivery of power by FES under the Fourth Restated Partial Requirements Agreement. The Fourth Restated Partial Requirements Agreement terminates at the end of 2010. FES also supplied, through May 31, 2009, a portion of Penn's default service requirements at market-based rates as a result of Penn's 2008 competitive solicitations. FES' revenues also include competitive retail and wholesale sales to non-affiliated customers in Ohio, Pennsylvania, New Jersey, Maryland, Michigan and Illinois. These sales may provide a greater portion of revenues in future years depending upon FES' participation in its Ohio and Pennsylvania utility affiliates' power procurement arrangements.

The demand for electricity produced and sold by FES, along with the price of that electricity, is impacted by conditions in competitive power markets, global economic activity, economic activity in the Midwest and Mid-Atlantic regions, and weather conditions in FirstEnergy’s service territories. The current recessionary economic conditions, particularly in the automotive and steel industries, compounded by unusually mild regional summertime temperatures, have adversely affected FES’ operations and revenues.

The level of demand for electricity directly impacts FES’ generation revenues, the quantity of electricity produced, purchased power expense and fuel expense. FirstEnergy and FES have taken various actions and instituted a number of changes in operating practices to mitigate these external influences. These actions include employee severances, wage reductions, employee and retiree benefit changes, reduced levels of overtime and the use of fewer contractors. The continuation of recessionary economic conditions, coupled with unusually mild weather patterns and the resulting impact on electricity prices and demand, could impact FES’ future operating performance and financial condition and may require further changes in FES’ operations.

For additional information with respect to FES, please see the information contained in FirstEnergy's Management Discussion and Analysis of Financial Condition and Results of Operations above under the following subheadings, which information is incorporated by reference herein: Capital Resources and Liquidity, Guarantees and Other Assurances and Outlook.

Results of Operations

In the first nine months of 2009, net income increased to $668 million from $344 million in the same period in 2008. The increase in net income includes FGCO’s $252 million pre-tax gain from the sale of 9% of its participation in OVEC ($158 million after-tax), an increase in investment income of $142 million resulting primarily from the sale of securities held in the nuclear decommissioning trusts and an increase in gross sales margins.

Revenues

Revenues increased by $260 million in the first nine months of 2009 compared to the same period in 2008 primarily due to the OVEC sale and increase in revenues from non-affiliated and affiliated wholesale sales, partially offset by lower retail generation sales. The increase in revenues resulted from the following sources:

	Nine Months Ended
	September 30		Increase
Revenues by Type of Service	2009	2008	(Decrease)
	(In millions)
Non-Affiliated Generation Sales:
Retail	$406	$485	$(79)
Wholesale	523	509	14
Total Non-Affiliated Generation Sales	929	994	(65)
Affiliated Generation Sales	2,349	2,266	83
Transmission	57	113	(56)
Sale of OVEC participation interest	252	-	252
Other	85	39	46
Total Revenues	$3,672	$3,412	$260

The lower retail revenues resulted from the expiration of government aggregation programs in Ohio at the end of 2008 that were supplied by FES, partially offset by increased revenue in both the PJM and MISO markets. The increase in MISO retail sales is primarily the result of the acquisition of new customers and higher unit prices. The increase in PJM retail sales resulted from the acquisition of new customers, higher sales volumes and unit prices. FES has signed new government aggregation contracts with 50 communities in Ohio that will provide discounted generation prices to approximately 600,000 residential and small commercial customers. Higher non-affiliated wholesale revenues resulted from higher capacity prices in PJM offset by decreased spot market prices in PJM and increased sales volumes and favorable settlements on hedged transactions in MISO, offset by decreased sales volumes in PJM.

The increased affiliated company generation revenues were due to higher unit prices to the Ohio Companies and increased sales volumes to Met-Ed and Penelec, partially offset by lower sales volumes to the Ohio Companies. The higher unit prices reflected the results of the Ohio Companies' power procurement processes in the first half of 2009 (see Regulatory Matters – Ohio). The higher sales to the Pennsylvania Companies were due to increased Met-Ed and Penelec generation sales requirements supplied by FES, partially offset by lower sales to Penn due to decreased default service requirements in the first nine months of 2009 compared to the first nine months of 2008.

In the first quarter of 2009, FES supplied approximately 75% of the Ohio Companies’ power requirements as one of four winning bidders in the Ohio Companies' RFP process. In the second quarter of 2009, FES supplied 100% of the power for the Ohio Companies’ PLR service in April and May 2009, and approximately 56% of the Ohio Companies' supply needs beginning in June 2009. Subsequent to the Ohio Companies’ CBP, FES purchased additional tranches from other winning bidders and as of September 1, 2009, FES supplied 72% of the Ohio Companies’ PLR generation requirements.

The following tables summarize the price and volume factors contributing to changes in revenues from non-affiliated and affiliated generation sales in the first nine months of 2009 compared to the same period last year:

Increase
Source of Change in Non-Affiliated Generation Revenues	(Decrease)
(In millions)
Retail:
Effect of 34.3% decrease in sales volumes	$(166)
Change in prices	87
(79)
Wholesale:
Effect of 3.5% decrease in sales volumes	(18)
Change in prices	32
14
Net Decrease in Non-Affiliated Generation Revenues	$(65)

Increase
Source of Change in Affiliated Generation Revenues	(Decrease)
(In millions)
Ohio Companies:
Effect of 28.9% decrease in sales volumes	$(508)
Change in prices	557
49
Pennsylvania Companies:
Effect of 11.1% increase in sales volumes	57
Change in prices	(23)
34
Net Increase in Affiliated Generation Revenues	$83

Transmission revenues decreased $56 million due primarily to reduced loads in MISO following the expiration of the government aggregation programs in Ohio at the end of 2008. Other revenue increased $46 million primarily due to rental income associated with NGC's acquisition of additional equity interests in Perry and Beaver Valley Unit 2.

Expenses

Total expenses decreased by $82 million in the first nine months of 2009 compared with the same period of 2008. The following table summarizes the factors contributing to the changes in fuel and purchased power costs in the first nine months of 2009 from the same period last year:

Source of Change in Fuel and Purchased Power	Increase (Decrease)
(In millions)
Fossil Fuel:
Change due to increased unit costs	$112
Change due to volume consumed	(230)
(118)
Nuclear Fuel:
Change due to increased unit costs	14
Change due to volume consumed	(7)
7
Non-affiliated Purchased Power:
Change due to increased unit costs	73
Change due to volume purchased	(170)
(97)
Affiliated Purchased Power:
Change due to increased unit costs	71
Change due to volume purchased	2
73
Net Decrease in Fuel and Purchased Power Costs	$(135)

Fossil fuel costs decreased $118 million in the first nine months of 2009 as a result of decreased coal consumption, reflecting lower generation. Higher unit prices, which are expected to continue during the remainder of 2009, were due to increased fuel costs associated with purchases of eastern coal. Nuclear fuel costs increased slightly due to increased unit prices in the first nine months of 2009 compared to the same period of 2008.

Purchased power costs from non-affiliates decreased primarily as a result of reduced volume requirements, partially offset by higher capacity costs. Purchases from affiliated companies increased as a result of higher unit costs on purchases from OE’s and TE’s leasehold interests in Beaver Valley Unit 2 and Perry.

Other operating expenses increased by $28 million in the first nine months of 2009 from the same period of 2008. Higher expenses in the 2009 period relate to increased transmission expenses ($64 million) due to increased net congestion charges in PJM and higher transmission loss expenses in MISO and PJM combined with increased other expenses ($14 million) relating to increased intersegment billings for leasehold costs from the Ohio Companies and higher pension expense. These increases were partially offset by lower fossil operating costs ($46 million) and nuclear operating costs ($4 million). Decreased fossil operating costs were primarily due to a reduction in contractor and material costs and more labor dedicated to capital projects compared to the prior year.

Depreciation expense increased by $22 million in the first nine months of 2009 primarily due to NGC’s increased ownership interest in Beaver Valley Unit 2 and Perry.

Other Expense

Total other expense in the first nine months of 2009 was $156 million lower than the first nine months of 2008, primarily due to a $137 million increase in earnings from nuclear decommissioning trust investments and a decline in interest expense (net of capitalized interest) of $21 million primarily due to the repayment of notes payable to affiliates.

OHIO EDISON COMPANY

  MANAGEMENT'S NARRATIVE
  ANALYSIS OF RESULTS OF OPERATIONS

OE is a wholly owned electric utility subsidiary of FirstEnergy. OE and its wholly owned subsidiary, Penn, conduct business in portions of Ohio and Pennsylvania, providing regulated electric distribution services. They provide generation services to those franchise customers electing to retain OE and Penn as their power supplier. Until December 31, 2008, OE purchased power for delivery and resale from a full requirements power sale agreement with its affiliate FES at a fixed price that reflected the rates approved by the PUCO. See Regulatory Matters – Ohio in our Combined Notes to the Consolidated Financial Statements for a discussion of Ohio power supply procurement issues for 2009 and beyond.

For additional information with respect to OE, please see the information contained in FirstEnergy's Management Discussion and Analysis of Financial Condition and Results of Operations above under the following subheadings, which information is incorporated by reference herein: Capital Resources and Liquidity, Guarantees and Other Assurances, Off-Balance Sheet Arrangements and Outlook.

Results of Operations

In the first nine months of 2009, net income decreased to $80 million from $166 million in the same period of 2008. The decrease primarily resulted from the completion of the recovery of transition costs at the end of 2008 and accrued obligations principally associated with the implementation of the ESP in 2009.

Revenues

Revenues increased by $59 million, or 3.0%, in the first nine months of 2009 compared with the same period in 2008, primarily due to increases in retail generation revenues ($204 million) and wholesale revenues ($80 million), partially offset by decreases in distribution throughput revenues ($203 million) and other miscellaneous revenues ($22 million).

Retail generation revenues increased primarily due to higher average prices across all customer classes and increased KWH sales to residential and commercial customers, reflecting a decrease in customer shopping in those sectors as most of OE’s franchise customers returned to PLR service in December 2008. Reduced industrial KWH sales reflected weakened economic conditions in OE’s service territory. Average prices increased primarily due to an increase in OE's fuel cost recovery rider that was effective from January through May 2009. Effective June 1, 2009, the transmission tariff ended and the recovery of transmission costs is included in the generation rate established under OE’s CBP.

Changes in retail generation sales and revenues in the first nine months of 2009 from the same period in 2008 are summarized in the following tables:

Retail Generation KWH Sales	Increase (Decrease)

Residential	6.6%
Commercial	10.4%
Industrial	(19.0)%
Net Decrease in Generation Sales	(0.6)%

Retail Generation Revenues	Increase
(In millions)
Residential	$93
Commercial	87
Industrial	24
Increase in Generation Revenues	$204

The increase in wholesale revenues was primarily due to higher average unit prices.

Revenues from distribution throughput decreased by $203 million in the first nine months of 2009 compared to the same period in 2008 due to lower average unit prices and lower KWH deliveries to all customer classes. Reduced deliveries to commercial and industrial customers reflect the weakened economy. Transition charges that ceased effective January 1, 2009, with the full recovery of related costs, were partially offset by a July 2008 increase to a PUCO-approved transmission rider and a January 2009 distribution rate increase (see Regulatory Matters – Ohio).

Changes in distribution KWH deliveries and revenues in the first nine months of 2009 from the same period in 2008 are summarized in the following tables.

Distribution KWH Deliveries	Decrease

Residential	(3.3)%
Commercial	(4.8)%
Industrial	(24.5)%
Decrease in Distribution Deliveries	(11.1)%

Distribution Revenues	Decrease
(In millions)
Residential	$(41)
Commercial	(75)
Industrial	(87)
Decrease in Distribution Revenues	$(203)

Expenses

Total expenses increased by $171 million in the first nine months of 2009 from the same period of 2008. The following table presents changes from the prior year by expense category.

Expenses – Changes	Increase (Decrease)
(In millions)
Purchased power costs	$248
Other operating costs	(51)
Provision for depreciation	8
Amortization of regulatory assets, net	(28)
General taxes	(6)
Net Increase in Expenses	$171

Higher purchased power costs reflect the results of OE’s power procurement process for retail customers in the first nine months of 2009 (see Regulatory Matters – Ohio). The decrease in other operating costs for the first nine months of 2009 was primarily due to lower transmission expenses (included in the cost of purchased power beginning June 1, 2009), partially offset by costs for economic development programs and energy efficiency obligations under OE’s ESP. Higher depreciation expense in the first nine months of 2009 reflected capital additions subsequent to the third quarter of 2008. Lower amortization of net regulatory assets was primarily due to the conclusion of transition cost amortization and distribution reliability deferrals in 2008, partially offset by lower MISO transmission cost deferrals. The decrease in general taxes for the first nine months of 2009 was primarily due to lower Ohio KWH taxes.

Other Expenses

Other expenses increased by $15 million in the first nine months of 2009 compared to the same period in 2008 primarily due to higher interest expense associated with the issuance of $300 million of FMBs by OE in October 2008.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

  MANAGEMENT'S NARRATIVE
  ANALYSIS OF RESULTS OF OPERATIONS

CEI is a wholly owned, electric utility subsidiary of FirstEnergy. CEI conducts business in northeastern Ohio, providing regulated electric distribution services. CEI also provides generation services to those customers electing to retain CEI as their power supplier. Until December 31, 2008, CEI purchased power for delivery and resale from a full requirements power sale agreement with its affiliate FES at a fixed price that was reflected in rates approved by the PUCO. See Regulatory Matters – Ohio in our Combined Notes to the Consolidated Financial Statements for a discussion of Ohio power supply procurement issues for 2009 and beyond.

For additional information with respect to CEI, please see the information contained in FirstEnergy's Management Discussion and Analysis of Financial Condition and Results of Operations above under the following subheadings, which information is incorporated by reference herein: Capital Resources and Liquidity, Guarantees and Other Assurances, Off-Balance Sheet Arrangements and Outlook.

Results of Operations

CEI experienced a net loss of $32 million in the first nine months of 2009 compared to net income of $219 million in the same period of 2008. The net loss in 2009 resulted from regulatory charges ($228 million) related to the implementation of CEI's ESP. The 2009 results were also adversely impacted by increased purchased power costs, partially offset by higher deferrals of new regulatory assets and lower other operating costs.

Revenues

Revenues decreased by $35 million, or 2.5%, in the first nine months of 2009 compared to the same period of 2008 primarily due to decreases in distribution revenues ($117 million), transmission revenues ($14 million) and other miscellaneous revenues ($7 million), partially offset by an increase in retail generation revenues ($103 million).

Retail generation revenues increased in the first nine months of 2009 due to higher average unit prices in all customer classes partially offset by decreased sales volume to residential and industrial customers compared to the same period of 2008. Average prices increased due to an increase in CEI’s fuel cost recovery rider that was effective from January through May 2009. In addition, effective June 1, 2009, the transmission tariff ended and the recovery of transmission costs is included in the generation rate established under CEI's CBP. Reduced industrial KWH sales, principally to major automotive and steel customers, reflected weakened economic conditions. The increase in sales volumes for commercial customers resulted from a decrease in customer shopping, as most of CEI’s customers returned to PLR service in December 2008 following the termination of certain government aggregation programs in CEI’s service territory.

Changes in retail generation sales and revenues in the first nine months of 2009 compared to the same period in 2008 are summarized in the following tables:

Increase
Retail Generation KWH Sales	(Decrease)

Residential	(2.7)%
Commercial	4.8%
Industrial	(14.6)%
Decrease in Retail Generation Sales	(6.4)%

Retail Generation Revenues	Increase
(in millions)
Residential	$30
Commercial	40
Industrial	33
Increase in Generation Revenues	$103

Revenues from distribution throughput decreased by $117 million in the first nine months of 2009 compared to the same period of 2008 due to a decrease in KWH deliveries in all customer classes and lower average unit prices in the residential and commercial sectors. The lower average unit price was the net result of reduced transition rates (see Regulatory Matters – Ohio), partially offset by a PUCO-approved distribution rate increase effective May 1, 2009. The lower KWH deliveries in the first nine months of 2009 were due to weaker economic conditions and a decrease of 14% in cooling degree days in the first nine months of 2009 as compared to the previous year.

Changes in distribution KWH deliveries and revenues in the first nine months of 2009 compared to the same period of 2008 are summarized in the following tables.

Distribution KWH Deliveries	Decrease

Residential	(4.0)%
Commercial	(4.7)%
Industrial	(18.6)%
Decrease in Distribution Deliveries	(10.8)%

Distribution Revenues	Decrease
(In millions)
Residential	$(52)
Commercial	(26)
Industrial	(39)
Decrease in Distribution Revenues	$(117)

Expenses

Total operating expenses increased by $343 million in the first nine months of 2009 compared to the same period of 2008. The following table presents the change from the prior year by expense category:

Expenses - Changes	Increase (Decrease)
(in millions)
Purchased power costs	$254
Other operating costs	(52)
Amortization of regulatory assets	200
Deferral of new regulatory assets	(63)
General Taxes	4
Net Increase in Expenses	$343

Higher purchased power costs reflect the results of CEI’s power procurement process for retail customers in the first nine months of 2009 (see Regulatory Matters – Ohio). Increased amortization of regulatory assets was due to the impairment of CEI’s Extended RTC balance ($216 million) in accordance with the PUCO-approved ESP. The increase in the deferral of new regulatory assets was due to CEI’s deferral of purchased power costs as approved by the PUCO, partially offset by lower deferred MISO transmission expenses and the absence of RCP distribution deferrals that ceased at the end of 2008. Other operating costs were $52 million lower than in the previous year due to lower transmission expenses (included in the cost of power purchased from others beginning June 1, 2009) and reduced labor and contractor costs, partially offset by costs associated with the ESP for economic development and energy efficiency programs, higher pension expense and restructuring costs. The increase in general taxes was primarily due to higher property taxes.

THE TOLEDO EDISON COMPANY

  MANAGEMENT'S NARRATIVE
  ANALYSIS OF RESULTS OF OPERATIONS

TE is a wholly owned electric utility subsidiary of FirstEnergy. TE conducts business in northwestern Ohio, providing regulated electric distribution services. TE also provides generation services to those customers electing to retain TE as their power supplier. Until December 31, 2008, TE purchased power for delivery and resale from a full requirements power sale agreement with its affiliate FES at a fixed price that was reflected in rates approved by the PUCO. See Regulatory Matters – Ohio in our Combined Notes to the Consolidated Financial Statements for a discussion of Ohio power supply procurement issues for 2009 and beyond.

For additional information with respect to TE, please see the information contained in FirstEnergy's Management Discussion and Analysis of Financial Condition and Results of Operations above under the following subheadings, which information is incorporated by reference herein: Capital Resources and Liquidity, Guarantees and Other Assurances, Off-Balance Sheet Arrangements and Outlook.

Results of Operations

Net income in the first nine months of 2009 decreased to $14 million from $70 million in the same period of 2008. The change resulted primarily from increased purchased power expense and the completion of transition cost recovery in 2008.

Revenues

Revenues increased slightly in the first nine months of 2009 compared to the same period of 2008 primarily due to increased retail generation revenues ($143 million) and other miscellaneous revenue ($3 million), partially offset by lower distribution revenues ($130 million) and wholesale generation revenues ($16 million).

Retail generation revenues increased in the first nine months of 2009 due to higher average prices across all customer classes and increased KWH sales to residential and commercial customers, compared to the same period of 2008. Average prices increased primarily due to an increase in TE's fuel cost recovery rider that was effective from January through May 2009. Effective June 1, 2009, the transmission tariff ended and the recovery of transmission costs is included in the generation rate established under TE’s CBP. Reduced industrial KWH sales, principally to major automotive and steel customers, reflected weakened economic conditions. The increase in sales volume for residential and commercial customers resulted from a decrease in customer shopping. Most of TE’s customers returned to PLR service in December 2008, following the termination of certain government aggregation programs in TE’s service territory.

Changes in retail electric generation KWH sales and revenues in the first nine months of 2009 from the same period of 2008 are summarized in the following tables.

Increase
Retail Generation KWH Sales	(Decrease)

Residential	2.4%
Commercial	30.0%
Industrial	(17.8)%
Net decrease in Retail Generation Sales	(2.7)%

Retail Generation Revenues	Increase
(In millions)
Residential	$35
Commercial	66
Industrial	42
Increase in Retail Generation Revenues	$143

The decrease in wholesale revenues was primarily due to the expiration of a sales agreement with AMP-Ohio at the end of 2008 ($10 million) and lower revenues from associated sales to NGC ($6 million) from TE's leasehold interest in Beaver Valley Unit 2.

Revenues from distribution throughput decreased by $130 million in the first nine months of 2009 compared to the same period of 2008 due to lower average unit prices and lower KWH deliveries for all customer classes due primarily to economic conditions. Transition charges that ceased effective January 1, 2009, with the full recovery of related costs, were partially offset by a PUCO-approved distribution rate increase (see Regulatory Matters – Ohio).

Decreases in distribution KWH deliveries and revenues in the first nine months of 2009 from the same period of 2008 are summarized in the following tables.

Distribution KWH Deliveries	Decrease

Residential	(5.2)%
Commercial	(10.2)%
Industrial	(12.9)%
Decrease in Distribution Deliveries	(10.3)%

Distribution Revenues	Decrease
(In millions)
Residential	$(31)
Commercial	(61)
Industrial	(38)
Decrease in Distribution Revenues	$(130)

Expenses

Total expenses increased $80 million in the first nine months of 2009 from the same period of 2008. The following table presents changes from the prior year by expense category.

Expenses – Changes	Increase (Decrease)
(In millions)
Purchased power costs	$141
Other operating costs	(32)
Provision for depreciation	(2)
Amortization of regulatory assets, net	(27)
Net Increase in Expenses	$80

Higher purchased power costs reflect the results of TE’s power procurement process for retail customers in the first nine months of 2009 (see Regulatory Matters – Ohio). Other operating costs decreased primarily due to reduced transmission expenses (included in the cost of power purchased from others beginning June 1, 2009) and lower costs associated with TE’s leasehold interest in Beaver Valley Unit 2 (absence of a refueling outage in the 2009 period). These reductions were partially offset by costs associated with regulatory obligations for economic development and energy efficiency programs under TE’s ESP. The decrease in net amortization of regulatory assets is primarily due to the completion of transition cost recovery and distribution reliability deferrals in 2008, partially offset by lower MISO transmission cost deferrals in 2009.

.

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

For additional information with respect to JCP&L, please see the information contained in FirstEnergy's Management Discussion and Analysis of Financial Condition and Results of Operations above under the following subheadings, which information is incorporated by reference herein: Capital Resources and Liquidity, Guarantees and Other Assurances and Outlook.

Results of Operations

Net income for the first nine months of 2009 decreased to $128 million from $153 million in the same period in 2008. The decrease was primarily due to lower revenues, partially offset by lower purchased power costs and reduced amortization of regulatory assets.

Revenues

In the first nine months of 2009, revenues decreased by $382 million, or 14%, compared with the same period of 2008. The decrease in revenues is primarily due to a decrease in retail generation revenues ($131 million), wholesale generation revenues ($208 million), and distribution revenues ($39 million) in the first nine months of 2009.

Retail generation revenues decreased due to lower retail generation KWH sales in all sectors, partially offset by higher unit prices in the residential and commercial sectors resulting from the BGS auctions. Lower sales to the residential sector reflected milder weather in JCP&L’s service territory, while the decrease in sales to the commercial sector was primarily due to an increase in the number of shopping customers. Industrial sales were lower as a result of weakened economic conditions.

Changes in retail generation KWH sales and revenues by customer class in the first nine months of 2009 compared to the same period of 2008 are summarized in the following tables:

Retail Generation KWH Sales	Decrease

Residential	(5.3)%
Commercial	(19.7)%
Industrial	(13.7)%
Decrease in Generation Sales	(11.4)%

Retail Generation Revenues	Decrease
(In millions)
Residential	$(15)
Commercial	(104)
Industrial	(12)
Net Decrease in Generation Revenues	$(131)

Wholesale generation revenues decreased $208 million in the first nine months of 2009 due to lower market prices and a decrease in sales volume from NUG purchases resulting from the termination of a NUG contract in October 2008.

Distribution revenues decreased $39 million in the first nine months of 2009 compared to the same period of 2008 due to lower KWH deliveries, reflecting weather and economic impacts in JCP&L’s service territory, partially offset by an increase in composite unit prices.

Changes in distribution KWH deliveries and revenues by customer class in the first nine months of 2009 compared to the same period in 2008 are summarized in the following tables:

Distribution KWH Deliveries	Decrease

Residential	(5.3)%
Commercial	(3.9)%
Industrial	(13.1)%
Decrease in Distribution Deliveries	(5.6)%

Distribution Revenues	Decrease
(In millions)
Residential	$(25)
Commercial	(10)
Industrial	(4)
Decrease in Distribution Revenues	$(39)

Expenses

Total expenses decreased by $346 million in the first nine months of 2009 compared to the same period of 2008. The following table presents changes from the prior year period by expense category:

Expenses - Changes	Increase (Decrease)
(In millions)
Purchased power costs	$(338)
Other operating costs	7
Provision for depreciation	7
Amortization of regulatory assets	(18)
General taxes	(4)
Net decrease in expenses	$(346)

Purchased power costs decreased in the first nine months of 2009 primarily due to the lower KWH sales requirements discussed above and lower unit prices due to reduced energy rates. Other operating costs increased in the first nine months of 2009 primarily due to higher expenses related to employee benefits and customer assistance programs. Depreciation expense increased due to an increase in depreciable property since the third quarter of 2008. Amortization of regulatory assets decreased in the first nine months of 2009 primarily due to the full recovery of certain regulatory assets in June 2008. General taxes decreased principally as the result of lower Transitional Energy Facility Assessment (TEFA) and sales taxes.

Other Expenses

Other expenses increased by $9 million in the first nine months of 2009 compared to the same period in 2008 primarily due to higher interest expense associated with JCP&L's $300 million Senior Notes issuance in January 2009.

Sale of Investment

On April 17, 2008, JCP&L closed on the sale of its 86-MW Forked River Power Plant to Maxim Power Corp. for $20 million, as approved by an earlier order from the NJBPU. The New Jersey Rate Counsel appealed the sale to the Appellate Division of the Superior Court of New Jersey. On July 10, 2009, the Court upheld the NJBPU’s order and the sale of the plant.

METROPOLITAN EDISON COMPANY

  MANAGEMENT’S NARRATIVE
  ANALYSIS OF RESULTS OF OPERATIONS

Met-Ed is a wholly owned electric utility subsidiary of FirstEnergy. Met-Ed conducts business in eastern Pennsylvania, providing regulated electric transmission and distribution services. Met-Ed also provides generation service to those customers electing to retain Met-Ed as their power supplier. On November 3, 2009, FES, Met-Ed, Penelec and Waverly restated their partial requirements power purchase agreement for 2010. The Fourth Restated Partial Requirements Agreement continues to limit the amount of capacity resources required to be supplied by FES to 3544 MW, but requires FES to supply essentially all of Met-Ed, Penelec, and Waverly’s energy requirements in 2010 Under the new agreement, Met-Ed, Penelec, and Waverly assign 1300 MW of existing energy purchases to FES to assist it in supplying Buyers’ power supply requirements and managing congestion expenses. FES can either sell the assigned power from the third party into the market or use it to serve the Met-Ed/Penelec load. FES is responsible for obtaining additional power supplies in the event of failure of supply of the assigned energy purchase contracts. Prices for the power sold by FES were increased to $42.77 and $44.42, respectively for Met-Ed and Penelec. In addition, FES agreed to reimburse Met-Ed and Penelec, respectively, for congestion expenses and marginal losses in excess of $208 million and $79 million as billed by PJM in 2010, and associated with delivery of power by FES under the Fourth Restated Partial Requirements Agreement. The Fourth Restated Partial Requirements Agreement terminates at the end of 2010.

For additional information with respect to Met-Ed, please see the information contained in FirstEnergy's Management Discussion and Analysis of Financial Condition and Results of Operations above under the following subheadings, which information is incorporated by reference herein: Capital Resources and Liquidity, Guarantees and Other Assurances and Outlook.

Results of Operations

Net income decreased to $37 million in the first nine months of 2009, compared to $64 million in the same period of 2008. The decrease was primarily due to increased amortization of regulatory assets, partially offset by lower other operating costs, purchased power and income taxes.

Revenues

Revenues increased by $5 million, or 0.4%, in the first nine months of 2009 compared to the same period of 2008 primarily due to higher distribution throughput revenues, partially offset by a decrease in retail generation and wholesale revenues. Wholesale revenues decreased by $7 million in the first nine months of 2009 due to lower wholesale KWH sales volume, partially offset by higher capacity prices for PJM market participants.

In the first nine months of 2009, retail generation revenues decreased $28 million due to lower KWH sales to all classes with a slight increase in composite unit prices in the residential and commercial customer classes and a slight decrease in composite unit prices in the industrial customer class. Lower KWH sales to commercial and industrial customers were principally due to economic conditions in Met-Ed’s service territory. Lower KWH sales in the residential sector were due to decreased weather-related usage, reflecting a 13.9% decrease in cooling degree days in the first nine months of 2009.

Changes in retail generation sales and revenues in the first nine months of 2009 compared to the same period of 2008 are summarized in the following tables:

Retail Generation KWH Sales	(Decrease)

Residential	(2.0)%
Commercial	(4.7)%
Industrial	(11.9)%
Decrease in Retail Generation Sales	(5.6)%

Retail Generation Revenues	(Decrease)
(In millions)
Residential	$(4)
Commercial	(8)
Industrial	(16)
Decrease in Retail Generation Revenues	$(28)

In the first nine months of 2009, distribution throughput revenues increased $63 million primarily due to higher transmission rates, resulting from the annual update to Met-Ed’s TSC rider effective June 1, 2009. Decreased deliveries to commercial and industrial customers reflected the weakened economy, while decreased deliveries to residential customers were a result of the weather conditions described above.

Changes in distribution KWH deliveries and revenues in the first nine months of 2009 compared to the same period of 2008 are summarized in the following tables:

Distribution KWH Deliveries	(Decrease)

Residential	(2.0)%
Commercial	(4.7)%
Industrial	(11.9)%
Decrease in Distribution Deliveries	(5.6)%

Distribution Revenues	Increase
(In millions)
Residential	$32
Commercial	20
Industrial	11
Increase in Distribution Revenues	$63

Transmission service revenues decreased by $22 million in the first nine months of 2009 compared to the same period of 2008, primarily due to decreased revenues related to Met-Ed’s Financial Transmission Rights. Met-Ed defers the difference between transmission revenues and transmission costs incurred, resulting in no material effect to current period earnings.

Operating Expenses

Total operating expenses increased by $44 million in the first nine months of 2009 compared to the same period of 2008. The following table presents changes from the prior year by expense category:

Expenses – Changes	Increase (Decrease)
(In millions)
Purchased power costs	$(17)
Other operating costs	(129)
Provision for depreciation	5
Amortization of regulatory assets, net	184
General taxes	1
Net Increase in Expenses	$44

The net amortization of regulatory assets increased by $184 million in the first nine months of 2009 compared to the same period of 2008 primarily due to increased transmission cost recovery reflecting lower PJM transmission service expenses and the increased transmission revenues described above. Other operating costs decreased $129 million in the first nine months of 2009 primarily due to lower transmission expenses as a result of decreased congestion costs and transmission loss expenses. Purchased power costs decreased by $17 million, or 2.5%, in the first nine months of 2009 due to reduced volumes purchased as a result of lower KWH sales requirements, partially offset by an increase in composite unit prices. Depreciation expense increased primarily due to an increase in depreciable property since the third quarter of 2008.

Other Expense

Other expense increased in the first nine months of 2009 primarily due to a decrease in interest earned on regulatory assets, reflecting a lower regulatory asset base, and an increase in interest expense from Met-Ed’s $300 million Senior Notes issuance in January 2009.

PENNSYLVANIA ELECTRIC COMPANY

  MANAGEMENT'S NARRATIVE
  ANALYSIS OF RESULTS OF OPERATIONS

Penelec is a wholly owned electric utility subsidiary of FirstEnergy. Penelec conducts business in northern and south central Pennsylvania, providing regulated transmission and distribution services. Penelec also provides generation services to those customers electing to retain Penelec as their power supplier. On November 3, 2009, FES, Met-Ed, Penelec and Waverly restated their partial requirements power purchase agreement for 2010. The Fourth Restated Partial Requirements Agreement continues to limit the amount of capacity resources required to be supplied by FES to 3544 MW, but requires FES to supply essentially all of Met-Ed, Penelec, and Waverly’s energy requirements in 2010 Under the new agreement, Met-Ed, Penelec, and Waverly assign 1300 MW of existing energy purchases to FES to assist it in supplying Buyers’ power supply requirements and managing congestion expenses. FES can either sell the assigned power from the third party into the market or use it to serve the Met-Ed/Penelec load. FES is responsible for obtaining additional power supplies in the event of failure of supply of the assigned energy purchase contracts. Prices for the power sold by FES were increased to $42.77 and $44.42, respectively for Met-Ed and Penelec. In addition, FES agreed to reimburse Met-Ed and Penelec, respectively, for congestion expenses and marginal losses in excess of $208 million and $79 million as billed by PJM in 2010, and associated with delivery of power by FES under the Fourth Restated Partial Requirements Agreement. The Fourth Restated Partial Requirements Agreement terminates at the end of 2010.

For additional information with respect to Penelec, please see the information contained in FirstEnergy's Management Discussion and Analysis of Financial Condition and Results of Operations above under the following subheadings, which information is incorporated by reference herein: Capital Resources and Liquidity, Guarantees and Other Assurances and Outlook.

Results of Operations

Net income decreased to $49 million in the first nine months of 2009, compared to $62 million in the same period of 2008. The decrease was primarily due to lower revenues, partially offset by lower purchased power costs and decreased amortization of regulatory assets.

Revenues

Revenues decreased by $61 million, or 5.4%, in the first nine months of 2009 primarily due to lower retail generation revenues, distribution throughput revenues and transmission revenues, partially offset by higher wholesale generation revenues. Wholesale revenues increased $1 million in the first nine months of 2009, compared to the same period of 2008, primarily reflecting higher KWH sales.

In the first nine months of 2009, retail generation revenues decreased $31 million primarily due to lower KWH sales to the commercial and industrial customer classes due to weakened economic conditions; reduced KWH sales to the residential customer class were due to decreased weather-related usage, reflecting a 28.5% decrease in cooling degree days in the first nine months of 2009.

Changes in retail generation sales and revenues in the first nine months of 2009 compared to the same period of 2008 are summarized in the following tables:

Retail Generation KWH Sales	(Decrease)

Residential	(1.4)%
Commercial	(3.2)%
Industrial	(16.2)%
Decrease in Retail Generation Sales	(6.6)%

Retail Generation Revenues	(Decrease)
(In millions)
Residential	$(2)
Commercial	(6)
Industrial	(23)
Decrease in Retail Generation Revenues	$(31)

Revenues from distribution throughput decreased $2 million in the first nine months of 2009 compared to the same period of 2008, primarily due to decreased deliveries to the commercial and industrial sectors reflecting the economic conditions in Penelec's service area. Offsetting this decrease was an increase in residential unit prices due to an increase in transmission rates, resulting from the annual update of Penelec's TSC rider effective June 1, 2009.

Changes in distribution KWH deliveries and revenues in the first nine months of 2009 compared to the same period of 2008 are summarized in the following tables:

Distribution KWH Deliveries	(Decrease)

Residential	(1.4)%
Commercial	(3.2)%
Industrial	(15.4)%
Decrease in Distribution Deliveries	(6.6)%

Distribution Revenues	Increase (Decrease)
(In millions)
Residential	$4
Commercial	(2)
Industrial	(4)
Net Decrease in Distribution Revenues	$(2)

Transmission revenues decreased by $34 million in the first nine months of 2009 compared to the same period of 2008, primarily due to lower revenues related to Penelec’s Financial Transmission Rights. Penelec defers the difference between transmission revenues and transmission costs incurred, resulting in no material effect to current period earnings.

Operating Expenses

Total operating expenses decreased by $27 million in the first nine months of 2009 as compared with the same period of 2008. The following table presents changes from the prior year by expense category:

Expenses - Changes	Increase (Decrease)
(In millions)
Purchased power costs	$(11)
Other operating costs	(5)
Provision for depreciation	5
Amortization of regulatory assets, net	(11)
General taxes	(5)
Net Decrease in Expenses	$(27)

Purchased power costs decreased by $11 million, or 1.7%, in the first nine months of 2009 compared to the same period of 2008 due to reduced volume as a result of lower KWH sales requirements, partially offset by increased composite unit prices. Other operating costs decreased by $5 million in the first nine months of 2009 due primarily to reduced labor and transmission expenses and a decrease in contingency reserves based on a favorable legal ruling, partially offset by higher pension and OPEB expenses. Depreciation expense increased primarily due to an increase in depreciable property since the third quarter of 2008. The net amortization of regulatory assets decreased in the first nine months of 2009 primarily due to increased transmission cost deferrals as a result of increased net congestion costs. General taxes decreased due to lower gross receipts tax due to the reduced KWH sales mentioned above.

Other Expense

In the first nine months of 2009, other expense decreased primarily due to lower interest expense on borrowings from the regulated money pool combined with reduced interest expense on long-term debt due to the $100 million repayment of unsecured notes in April 2009.

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

(b)    CHANGES IN INTERNAL CONTROLS

During the quarter ended September 30, 2009, there were no changes in FirstEnergy's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

(b)    CHANGES IN INTERNAL CONTROLS

During the quarter ended September 30, 2009, there were no changes in the registrants' internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Notes 9 and 10 of the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A. RISK FACTORS

FirstEnergy's Annual Report on Form 10-K for the year ended December 31, 2008, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and June 30, 2009, include a detailed discussion of its risk factors. For the quarter ended September 30, 2009, there have been no material changes to these risk factors.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)    FirstEnergy

The table below includes information on a monthly basis regarding purchases made by FirstEnergy of its common stock during the third quarter of 2009.

	Period
	July	August	September	Third Quarter
Total Number of Shares Purchased (a)	30,128	108,110	367,075	505,313
Average Price Paid per Share	$39.05	$45.21	$45.46	$45.02
Total Number of Shares Purchased
As Part of Publicly Announced Plans
or Programs	-	-	-	-
Maximum Number (or Approximate Dollar
Value) of Shares that May Yet Be
Purchased Under the Plans or Programs	-	-	-	-

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

ITEM 5.   OTHER INFORMATION

On November 3, 2009, FirstEnergy Solutions Corp. (FES), Met-Ed, Penelec and Waverly executed a Fourth Restated Partial Requirements Agreement (Fourth PRA) effective January 1, 2010. The Fourth PRA supersedes the Third Restated Partial Requirements Agreement executed November 1, 2008, among the parties. The Fourth PRA also terminates the call options provided under the Third Restated Partial Requirements Agreement. The Fourth PRA continues to limit the amount of capacity resources supplied by FES to 3544 MW, but requires FES to supply essentially all of Met-Ed, Penelec, and Waverly’s (Buyers) energy requirements in 2010 Under the Fourth PRA, Met-Ed, Penelec, and Waverly assign 1300 MW of existing energy purchases from a third party, non-affiliated supplier to FES to assist it in supplying Buyers’ power supply requirements and managing congestion expenses. FES can either sell the assigned power from the third party into the market or use it to serve the Met-Ed/Penelec load. FES is responsible for obtaining additional power supplies in the event of failure of supply under the assigned energy purchase contracts. Prices for the power sold by FES were increased to $42.77 and $44.42, respectively for Met-Ed and Penelec. In addition, FES agreed to reimburse Met-Ed and Penelec, respectively, for congestion expenses and marginal losses in excess of $208 million and $79 million as billed by PJM in 2010, and associated with delivery of power by FES under the Fourth Restated Partial Requirements Agreement. The Fourth Restated Partial Requirements Agreement terminates at the end of 2010.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Fourth Restated Partial Requirements Agreements filed as an exhibit to this Form 10-Q.

ITEM 6.   EXHIBITS

Exhibit Number

FirstEnergy
12	Fixed charge ratios
15	Letter from independent registered public accounting firm
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
101*
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended September 30, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements tagged as blocks of text and (v) document and entity information.

FES
3.1
Amended and Restated Code of Regulations of FirstEnergy Solutions Corp. effective as of August 26, 2009 (incorporated by reference to FES' Form 8-K filed on August 7, 2009 (SEC File No. 000-53742), Exhibit 3.1)

4.1
Indenture, dated as of August 1, 2009, between FirstEnergy Solutions Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to FES' Form 8-K filed on August 7, 2009 (SEC File No. 000-53742), Exhibit 4.1)

4.2
First Supplemental Indenture, dated as of August 1, 2009, between FirstEnergy Solutions Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to FES' Form 8-K filed on August 7, 2009 (SEC File No. 000-53742), Exhibit 4.2)

4.3	Form of 4.80% Senior Notes due 2015 (incorporated by reference to FES' Form 8-K filed on August 7, 2009 (SEC File No. 000-53742), Exhibit 4.2)
4.4	Form of 6.05% Senior Notes due 2021 (incorporated by reference to FES' Form 8-K filed on August 7, 2009 (SEC File No. 000-53742), Exhibit 4.2)
4.5	Form of 6.80% Senior Notes due 2039 (incorporated by reference to FES' Form 8-K filed on August 7, 2009 (SEC File No. 000-53742), Exhibit 4.2)
10.1
Registration Rights Agreement, dated August 7, 2009, among FirstEnergy Solutions Corp., and Morgan Stanley & Co. Incorporated, Barclays Capital Inc., Credit Suisse Securities (USA) LLC and RBS Securities Inc., as representatives of the initial purchasers (incorporated by reference to FES' Form 8-K filed on August 7, 2009 (SEC File No. 000-53742), Exhibit 10.1)

10.2	The Fourth Restated Partial Requirements Agreement
12	Fixed charge ratios
15	Letter from independent registered public accounting firm
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
OE
12	Fixed charge ratios
15	Letter from independent registered public accounting firm
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
CEI
4.1
Ninetieth Supplemental Indenture, dated as of August 1, 2009, to The Cleveland Electric Illuminating Company’s Mortgage and Deed of Trust dated July 1, 1940 (incorporated by reference to CEI's Form 8-K filed on August 18, 2009 (SEC File No. 1-2323), Exhibit 4.1)

4.2	Form of First Mortgage Bonds, 5.50% Series due 2024 (incorporated by reference to CEI's Form 8-K filed on August 18, 2009 (SEC File No. 1-2323), Exhibit 4.1)
12	Fixed charge ratios
15	Letter from independent registered public accounting firm
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350

TE
12	Fixed charge ratios
15	Letter from independent registered public accounting firm
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
JCP&L
12	Fixed charge ratios
15	Letter from independent registered public accounting firm
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
Met-Ed
10.2	The Fourth Restated Partial Requirements Agreement
12	Fixed charge ratios
15	Letter from independent registered public accounting firm
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
Penelec
4.1
Company Order, dated as of September 30, 2009 establishing the terms of the 5.20% Senior Notes due 2020 and 6.15% Senior Notes due 2038  (incorporated by reference to Penelec's Form 8-K filed on October 6, 2009 (SEC File No. 1-3522), Exhibit 4.1)

4.2	Form of 5.20% Senior Notes due 2020 (incorporated by reference to Penelec's Form 8-K filed on October 6, 2009 (SEC File No. 1-3522), Exhibit 4.1)
4.3	Form of 6.15% Senior Notes due 2038 (incorporated by reference to Penelec's Form 8-K filed on October 6, 2009 (SEC File No. 1-3522), Exhibit 4.1)
4.4
Supplemental Indenture No. 2, dated as of October 1, 2009, to the Indenture dated as of April 1, 2009, as amended, between Pennsylvania Electric Company and The Bank of New York Mellon, as successor trustee (incorporated by reference to Penelec's Form 8-K filed on October 6, 2009 (SEC File No. 1-3522), Exhibit 4.4)

4.5
Agreement of Resignation, Appointment and Acceptance among The Bank of New York Mellon, as Resigning Trustee, The Bank of New York Mellon Trust Company, N.A., as Successor Trustee and Pennsylvania Electric Company, dated October 1, 2009 (incorporated by reference to Penelec's Form 8-K filed on October 6, 2009 (SEC File No. 1-3522), Exhibit 4.5)

10.2	The Fourth Restated Partial Requirements Agreement
12	Fixed charge ratios
15	Letter from independent registered public accounting firm
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350

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

Pursuant to reporting requirements of respective financings, FirstEnergy, FES, OE, CEI, TE, JCP&L, Met-Ed and Penelec are required to file fixed charge ratios as an exhibit to this Form 10-Q.

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

November 6, 2009

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

/s/ Kevin R. Burgess
Kevin R. Burgess
Controller
(Principal Accounting Officer)