Form 10-Q
period 2010-03-31
CLEVELAND ELECTRIC ILLUMINATING CO; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; OHIO EDISON CO; PENNSYLVANIA ELECTRIC CO; TOLEDO EDISON CO; FIRSTENERGY CORP; FirstEnergy Solutions Corp.
filed 2010-05-04
CIK 20947, 53456, 65350, 73960, 77227, 352049, 1031296, 1407703

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF APRIL 30, 2010
FirstEnergy Corp., $.10 par value	304,835,407
FirstEnergy Solutions Corp., no par value	7
Ohio Edison Company, no par value	60
The Cleveland Electric Illuminating Company, no par value	67,930,743
The Toledo Edison Company, $5 par value	29,402,054
Jersey Central Power & Light Company, $10 par value	13,628,447
Metropolitan Edison Company, no par value	859,500
Pennsylvania Electric Company, $20 par value	4,427,577

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

FirstEnergy Web Site

Each of the registrants’ Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are also made available free of charge on or through FirstEnergy's internet Web site at www.firstenergycorp.com.

These reports are posted on the Web site as soon as reasonably practicable after they are electronically filed with the SEC. Additionally, the registrants routinely post important information on the Web site and recognize the Web site is a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under SEC Regulation FD. Information contained on FirstEnergy's Web site shall not be deemed incorporated into, or to be part of, this report.

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
•
Factors that may further delay, or increase the costs associated with (including replacement power costs), the restart of the Davis-Besse Nuclear Power Station from its current refueling outage, including that the modifications to control rod drive mechanism nozzles take longer than expected or are not effective, other conditions requiring remediation are discovered during the extended outage, or the NRC takes adverse action in connection with any of the foregoing.

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
•
The expected timing and likelihood of completion of the proposed merger with Allegheny Energy, Inc., including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed merger that could reduce anticipated benefits or cause the parties to abandon the merger, the diversion of management's time and attention from FirstEnergy’s ongoing business during this time period, the ability to maintain relationships with customers, employees or suppliers as well as the ability to successfully integrate the businesses and realize cost savings and any other synergies and the risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect.

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

TABLE OF CONTENTS

Pages

Glossary of Terms	iii-iv

Item 1. Financial Statements

FirstEnergy Corp.

Consolidated Statements of Income	1
Consolidated Statements of Comprehensive Income	2
Consolidated Balance Sheets	3
Consolidated Statements of Cash Flows	4

FirstEnergy Solutions Corp.

Consolidated Statements of Income and Comprehensive Income	5
Consolidated Balance Sheets	6
Consolidated Statements of Cash Flows	7

Ohio Edison Company

Consolidated Statements of Income and Comprehensive Income (Loss)	8
Consolidated Balance Sheets	9
Consolidated Statements of Cash Flows	10

The Cleveland Electric Illuminating Company

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)	11
Consolidated Balance Sheets	12
Consolidated Statements of Cash Flows	13

The Toledo Edison Company

Consolidated Statements of Income and Comprehensive Income (Loss)	14
Consolidated Balance Sheets	15
Consolidated Statements of Cash Flows	16

Jersey Central Power & Light Company

Consolidated Statements of Income and Comprehensive Income	17
Consolidated Balance Sheets	18
Consolidated Statements of Cash Flows	19

Metropolitan Edison Company

Consolidated Statements of Income and Comprehensive Income (Loss)	20
Consolidated Balance Sheets	21
Consolidated Statements of Cash Flows	22

Pennsylvania Electric Company

Consolidated Statements of Income and Comprehensive Income (Loss)	23
Consolidated Balance Sheets	24
Consolidated Statements of Cash Flows	25

i

TABLE OF CONTENTS (Cont'd)

Pages

Combined Notes To Consolidated Financial Statements	26-62

Item 2. Management's Discussion and Analysis of Registrant and Subsidiaries	63-95

Management's Narrative Analysis of Results of Operations

FirstEnergy Solutions Corp.	96-98
Ohio Edison Company	99-100
The Cleveland Electric Illuminating Company	101-102
The Toledo Edison Company	103-104
Jersey Central Power & Light Company	105-106
Metropolitan Edison Company	107-108
Pennsylvania Electric Company	109-110

Item 3. Quantitative and Qualitative Disclosures About Market Risk	111

Item 4. Controls and Procedures – FirstEnergy	111

Item 4T. Controls and Procedures – FES, OE, CEI, TE, JCP&L, Met-Ed and Penelec	111

Part II. Other Information

Item 1. Legal Proceedings	112

Item 1A. Risk Factors	112

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	112

Item 5. Other Information	112

Item 6. Exhibits	112-113

GLOSSARY OF TERMS

The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

ATSI	American Transmission Systems, Incorporated, owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
FENOC	FirstEnergy Nuclear Operating Company, operates nuclear generating facilities
FES	FirstEnergy Solutions Corp., provides energy-related products and services
FESC	FirstEnergy Service Company, provides legal, financial and other corporate support services
FEV	FirstEnergy Ventures Corp., invests in certain unregulated enterprises and business ventures
FGCO	FirstEnergy Generation Corp., owns and operates non-nuclear generating facilities
FirstEnergy	FirstEnergy Corp., a public utility holding company
GPU	GPU, Inc., former parent of JCP&L, Met-Ed and Penelec, which merged with FirstEnergy on November 7, 2001
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
JCP&L Transition Funding	JCP&L Transition Funding LLC, a Delaware limited liability company and issuer of transition bonds
JCP&L Transition Funding II	JCP&L Transition Funding II LLC, a Delaware limited liability company and issuer of transition bonds
Met-Ed	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
NGC	FirstEnergy Nuclear Generation Corp., owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
Penelec	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	Met-Ed, Penelec and Penn
PNBV	PNBV Capital Trust, a special purpose entity created by OE in 1996
Shelf Registrants	FirstEnergy, OE, CEI, TE, JCP&L, Met-Ed and Penelec
Shippingport	Shippingport Capital Trust, a special purpose entity created by CEI and TE in 1997
Signal Peak	A joint venture between FirstEnergy Ventures Corp. and Boich Companies, that owns mining and coal transportation operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
Utilities	OE, CEI, TE, Penn, JCP&L, Met-Ed and Penelec
Waverly	The Waverly Power and Light Company, a wholly owned subsidiary of Penelec

The following abbreviations and acronyms are used to identify frequently used terms in this report:

AEP	American Electric Power Company, Inc.
ALJ	Administrative Law Judge
AMP-Ohio	American Municipal Power-Ohio, Inc.
AOCL	Accumulated Other Comprehensive Loss
AQC	Air Quality Control
ARO	Asset Retirement Obligation
BGS	Basic Generation Service
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CAVR	Clean Air Visibility Rule
CBP	Competitive Bid Process
CMEC	Capacity market Evolution Committee
CO2	Carbon dioxide
CTC	Competitive Transition Charge
DOE	United States Department of Energy
DOJ	United States Department of Justice
DCPD	Deferred Compensation Plan for Outside Directors
DPA	Department of the Public Advocate, Division of Rate Counsel (New Jersey)
ECAR	East Central Area Reliability Coordination Agreement
EDCP	Executive Deferred Compensation Plan
EE&C	Energy Efficiency and Conservation
EMP	Energy Master Plan
EPA	United States Environmental Protection Agency
EPACT	Energy Policy Act of 2005
EPRI	Electric Power Research Institute

GLOSSARY OF TERMS, Cont'd.

ESOP	Employee Stock Ownership Plan
ESP	Electric Security Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMB	First Mortgage Bond
FPA	Federal Power Act
FRR	Fixed Resource Requirement
GAAP	Accounting Principles Generally Accepted in the United States
GHG	Greenhouse Gases
IBEW	International Brotherhood of Electrical Workers
IFRS	International Financial Reporting Standards
IRS	Internal Revenue Service
JCARR	Joint Committee on Agency Review
kV	Kilovolt
KWH	Kilowatt-hours
LED	Light-emitting Diode
LIBOR	London Interbank Offered Rate
LOC	Letter of Credit
LTIP	Long-Term Incentive Plan
MACT	Maximum Achievable Control Technology
MISO	Midwest Independent Transmission System Operator, Inc.
Moody's	Moody's Investors Service, Inc.
MRO	Market Rate Offer
MW	Megawatts
MWH	Megawatt-hours
NAAQS	National Ambient Air Quality Standards
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NNSR	Non-Attainment New Source Review
NOPEC	Northeast Ohio Public Energy Council
NOV	Notice of Violation
NOX	Nitrogen Oxide
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NUG	Non-Utility Generation
NUGC	Non-Utility Generation Charge
OCC	Ohio Consumers’ Counsel
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OVEC	Ohio Valley Electric Corporation
PCRB	Pollution Control Revenue Bond
PJM	PJM Interconnection L. L. C.
PLR	Provider of Last Resort; an electric utility's obligation to provide generation service to customers whose alternative supplier fails to deliver service
PPUC	Pennsylvania Public Utility Commission
PSA	Power Supply Agreement
PSD	Prevention of Significant Deterioration
PUCO	Public Utilities Commission of Ohio
QSPE	Qualifying Special-Purpose Entity
RCP	Rate Certainty Plan
RECs	Renewable Energy Credits
RFP	Request for Proposal
RPM	Reliability Pricing Model
RTEP	Regional Transmission Expansion Plan
RTC	Regulatory Transition Charge
RTO	Regional Transmission Organization
S&P	Standard & Poor's Ratings Service
SB221	Amended Substitute Senate Bill 221
SBC	Societal Benefits Charge
SEC	U.S. Securities and Exchange Commission
SECA	Seams Elimination Cost Adjustment

GLOSSARY OF TERMS, Cont'd.

SIP	State Implementation Plan(s) Under the Clean Air Act
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SRECs	Solar Renewable Energy Credits
TBC	Transition Bond Charge
TMI-2	Three Mile Island Unit 2
TSC	Transmission Service Charge
VERO	Voluntary Enhanced Retirement Option
VIE	Variable Interest Entity

v

FIRSTENERGY CORP.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(In millions, except
	per share amounts)
REVENUES:
Electric utilities	$2,543	$3,020
Unregulated businesses	756	314
Total revenues*	3,299	3,334

EXPENSES:
Fuel	334	312
Purchased power	1,238	1,143
Other operating expenses	701	827
Provision for depreciation	193	177
Amortization of regulatory assets	212	411
Deferral of new regulatory assets	-	(93)
General taxes	205	211
Total expenses	2,883	2,988

OPERATING INCOME	416	346

OTHER INCOME (EXPENSE):
Investment income (loss), net	16	(11)
Interest expense	(213)	(194)
Capitalized interest	41	28
Total other expense	(156)	(177)

INCOME BEFORE INCOME TAXES	260	169

INCOME TAXES	111	54

NET INCOME	149	115

Noncontrolling interest loss	(6)	(4)

EARNINGS AVAILABLE TO FIRSTENERGY CORP.	$155	$119

BASIC EARNINGS PER SHARE OF COMMON STOCK	$0.51	$0.39

WEIGHTED AVERAGE NUMBER OF BASIC SHARES OUTSTANDING	304	304

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$0.51	$0.39

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING	306	306

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.55	$0.55

* Includes $109 million of excise tax collections in the three months ended March 31, 2010 and 2009.

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(In millions)

NET INCOME	$149	$115

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefits	13	35
Unrealized gain on derivative hedges	4	15
Change in unrealized gain on available-for-sale securities	6	(5)
Other comprehensive income	23	45
Income tax expense related to other comprehensive income	7	15
Other comprehensive income, net of tax	16	30

COMPREHENSIVE INCOME	165	145

COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(6)	(4)

COMPREHENSIVE INCOME AVAILABLE TO FIRSTENERGY CORP.	$171	$149

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2010	2009
	(In millions)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$310	$874
Receivables-
Customers (less accumulated provisions of $36 million and $33 million,
respectively, for uncollectible accounts)	1,255	1,244
Other (less accumulated provisions of $7 million for uncollectible accounts)	140	153
Materials and supplies, at average cost	699	647
Prepaid taxes	236	248
Other	214	154
	2,854	3,320
PROPERTY, PLANT AND EQUIPMENT:
In service	27,980	27,826
Less - Accumulated provision for depreciation	11,554	11,397
	16,426	16,429
Construction work in progress	2,931	2,735
	19,357	19,164
INVESTMENTS:
Nuclear plant decommissioning trusts	1,882	1,859
Investments in lease obligation bonds	495	543
Other	609	621
	2,986	3,023
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	5,575	5,575
Regulatory assets	2,398	2,356
Power purchase contract asset	148	200
Other	760	666
	8,881	8,797
	$34,078	$34,304
LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$1,783	$1,834
Short-term borrowings	886	1,181
Accounts payable	772	829
Accrued taxes	266	314
Other	1,179	1,130
	4,886	5,288
CAPITALIZATION:
Common stockholders’ equity-
Common stock, $0.10 par value, authorized 375,000,000 shares-
304,835,407 shares outstanding	31	31
Other paid-in capital	5,432	5,448
Accumulated other comprehensive loss	(1,399)	(1,415)
Retained earnings	4,482	4,495
Total common stockholders' equity	8,546	8,559
Noncontrolling interest	(11)	(2)
Total equity	8,535	8,557
Long-term debt and other long-term obligations	11,847	11,908
	20,382	20,465
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	2,602	2,468
Asset retirement obligations	1,449	1,425
Deferred gain on sale and leaseback transaction	984	993
Power purchase contract liability	738	643
Retirement benefits	1,527	1,534
Lease market valuation liability	251	262
Other	1,259	1,226
	8,810	8,551
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 8)
	$34,078	$34,304

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(In millions)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$149	$115
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	193	177
Amortization of regulatory assets	212	411
Deferral of new regulatory assets	-	(93)
Nuclear fuel and lease amortization	41	27
Deferred purchased power and other costs	(77)	(62)
Deferred income taxes and investment tax credits, net	59	(28)
Investment impairment	10	36
Deferred rents and lease market valuation liability	(17)	(14)
Stock-based compensation	(15)	(13)
Accrued compensation and retirement benefits	(81)	(66)
Commodity derivative transactions, net	33	16
Cash collateral paid	(46)	(15)
Decrease (increase) in operating assets-
Receivables	2	46
Materials and supplies	(42)	(7)
Prepayments and other current assets	33	(71)
Increase (decrease) in operating liabilities-
Accounts payable	(57)	(90)
Accrued taxes	7	(51)
Accrued interest	66	118
Other	36	26
Net cash provided from operating activities	506	462

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	-	700
Redemptions and Repayments-
Long-term debt	(109)	(444)
Short-term borrowings, net	(295)	-
Common stock dividend payments	(168)	(168)
Other	(22)	(18)
Net cash provided from (used for) financing activities	(594)	70

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(508)	(654)
Proceeds from asset sales	114	8
Sales of investment securities held in trusts	733	567
Purchases of investment securities held in trusts	(755)	(584)
Customer intangibles	(101)	-
Cash investments	49	17
Other	(8)	(32)
Net cash used for investing activities	(476)	(678)

Net change in cash and cash equivalents	(564)	(146)
Cash and cash equivalents at beginning of period	874	545
Cash and cash equivalents at end of period	$310	$399

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(In thousands)

REVENUES:
Electric sales to affiliates	$607,302	$892,690
Electric sales to non-affiliates	668,685	279,746
Other	112,106	53,670
Total revenues	1,388,093	1,226,106

EXPENSES:
Fuel	328,221	306,158
Purchased power from affiliates	60,953	63,207
Purchased power from non-affiliates	450,216	160,342
Other operating expenses	304,510	307,356
Provision for depreciation	62,918	61,373
General taxes	26,746	23,376
Total expenses	1,233,564	921,812

OPERATING INCOME	154,529	304,294

OTHER EXPENSE:
Investment income (loss)	717	(28,874)
Miscellaneous expense	1,310	2,511
Interest expense to affiliates	(2,305)	(2,979)
Interest expense - other	(49,644)	(22,527)
Capitalized interest	19,690	10,078
Total other expense	(30,232)	(41,791)

INCOME BEFORE INCOME TAXES	124,297	262,503

INCOME TAXES	44,371	91,822

NET INCOME	79,926	170,681

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(9,834)	2,568
Unrealized gain on derivative hedges	1,274	11,016
Change in unrealized gain on available-for-sale securities	5,028	(1,477)
Other comprehensive income (loss)	(3,532)	12,107
Income tax expense (benefit) related to other comprehensive income	(1,340)	4,709
Other comprehensive income (loss), net of tax	(2,192)	7,398

TOTAL COMPREHENSIVE INCOME	$77,734	$178,079

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2010	2009
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11	$12
Receivables-
Customers (less accumulated provisions of $13,641,000 and $12,041,000,
respectively, for uncollectible accounts)	248,994	195,107
Associated companies	360,804	318,561
Other (less accumulated provisions of $6,702,000)	81,659	51,872
Notes receivable from associated companies	483,423	805,103
Materials and supplies, at average cost	558,751	539,541
Prepayments and other	160,668	107,782
	1,894,310	2,017,978
PROPERTY, PLANT AND EQUIPMENT:
In service	10,368,007	10,357,632
Less - Accumulated provision for depreciation	4,617,864	4,531,158
	5,750,143	5,826,474
Construction work in progress	2,597,630	2,423,446
	8,347,773	8,249,920
INVESTMENTS:
Nuclear plant decommissioning trusts	1,091,114	1,088,641
Other	8,525	22,466
	1,099,639	1,111,107
DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income tax benefits	66,462	86,626
Goodwill	24,248	24,248
Customer intangibles	114,567	16,566
Property taxes	50,125	50,125
Unamortized sale and leaseback costs	90,803	72,553
Other	109,494	121,665
	455,699	371,783
	$11,797,421	$11,750,788
LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$1,601,184	$1,550,927
Short-term borrowings-
Associated companies	-	9,237
Other	100,000	100,000
Accounts payable-
Associated companies	385,251	466,078
Other	270,457	245,363
Accrued taxes	66,585	83,158
Other	393,512	359,057
	2,816,989	2,813,820
CAPITALIZATION:
Common stockholder's equity -
Common stock, without par value, authorized 750 shares,
7 shares outstanding	1,465,698	1,468,423
Accumulated other comprehensive loss	(105,193)	(103,001)
Retained earnings	2,229,075	2,149,149
Total common stockholder's equity	3,589,580	3,514,571
Long-term debt and other long-term obligations	2,660,200	2,711,652
	6,249,780	6,226,223
NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	984,440	992,869
Accumulated deferred investment tax credits	57,353	58,396
Asset retirement obligations	936,453	921,448
Retirement benefits	219,174	204,035
Property taxes	50,125	50,125
Lease market valuation liability	250,871	262,200
Other	232,236	221,672
	2,730,652	2,710,745
COMMITMENTS AND CONTINGENCIES (Note 8)
	$11,797,421	$11,750,788

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,926	$170,681
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	62,918	61,373
Nuclear fuel and lease amortization	42,118	27,169
Deferred rents and lease market valuation liability	(40,869)	(37,522)
Deferred income taxes and investment tax credits, net	37,773	24,866
Investment impairment	9,606	33,535
Commodity derivative transactions, net	32,900	15,817
Cash collateral, net	(21,411)	(5,492)
Decrease (increase) in operating assets:
Receivables	(158,288)	80,067
Materials and supplies	(8,700)	(865)
Prepayments and other current assets	13,516	(3,456)
Increase (decrease) in operating liabilities:
Accounts payable	(41,057)	(61,419)
Accrued taxes	(16,300)	39,846
Accrued interest	(14,930)	10,338
Other	13,902	(7,071)
Net cash provided from (used for) operating activities	(8,896)	347,867

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	-	100,000
Short-term borrowings, net	-	621,294
Redemptions and Repayments-
Long-term debt	(1,278)	(335,916)
Short-term borrowings, net	(9,237)	-
Other	(731)	-
Net cash provided from (used for) financing activities	(11,246)	385,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(301,603)	(412,805)
Proceeds from asset sales	114,272	7,573
Sales of investment securities held in trusts	272,094	351,414
Purchases of investment securities held in trusts	(284,888)	(356,904)
Loans from (to) associated companies, net	321,680	(303,963)
Customer intangibles	(100,615)	-
Other	(799)	(18,565)
Net cash provided from (used for) investing activities	20,141	(733,250)

Net change in cash and cash equivalents	(1)	(5)
Cash and cash equivalents at beginning of period	12	39
Cash and cash equivalents at end of period	$11	$34

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

OHIO EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(In thousands)
STATEMENTS OF INCOME
REVENUES:
Electric sales	$479,925	$720,011
Excise and gross receipts tax collections	28,475	28,980
Total revenues	508,400	748,991

EXPENSES:
Purchased power from affiliates	135,857	332,336
Purchased power from non-affiliates	112,051	137,813
Other operating costs	88,855	157,830
Provision for depreciation	21,880	21,513
Amortization of regulatory assets, net	29,345	20,211
General taxes	47,492	49,120
Total expenses	435,480	718,823

OPERATING INCOME	72,920	30,168

OTHER INCOME (EXPENSE):
Investment income	5,244	9,362
Miscellaneous expense	(292)	(810)
Interest expense	(22,310)	(23,287)
Capitalized interest	208	220
Total other expense	(17,150)	(14,515)

INCOME BEFORE INCOME TAXES	55,770	15,653

INCOME TAXES	19,609	4,005

NET INCOME	36,161	11,648

Noncontrolling interest income	132	146

EARNINGS AVAILABLE TO PARENT	$36,029	$11,502

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME	$36,161	$11,648

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	4,015	5,738
Change in unrealized gain on available-for-sale securities	291	(2,709)
Other comprehensive income	4,306	3,029
Income tax expense related to other comprehensive income	693	529
Other comprehensive income, net of tax	3,613	2,500

COMPREHENSIVE INCOME	39,774	14,148

COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	132	146

COMPREHENSIVE INCOME AVAILABLE TO PARENT	$39,642	$14,002

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

OHIO EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2010	2009
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,680	$324,175
Receivables-
Customers (less accumulated provisions of $5,417,000 and $5,119,000, respectively,
for uncollectible accounts)	196,226	209,384
Associated companies	49,839	98,874
Other (less accumulated provisions of $1,000 and $18,000, respectively,
for uncollectible accounts)	18,758	14,155
Notes receivable from associated companies	104,183	118,651
Prepayments and other	37,766	15,964
	467,452	781,203
UTILITY PLANT:
In service	3,057,995	3,036,467
Less - Accumulated provision for depreciation	1,177,211	1,165,394
	1,880,784	1,871,073
Construction work in progress	35,331	31,171
	1,916,115	1,902,244
OTHER PROPERTY AND INVESTMENTS:
Investment in lease obligation bonds	216,498	216,600
Nuclear plant decommissioning trusts	120,819	120,812
Other	96,669	96,861
	433,986	434,273
DEFERRED CHARGES AND OTHER ASSETS:
Regulatory assets	432,526	465,331
Pension assets	33,128	19,881
Property taxes	67,037	67,037
Unamortized sale and leaseback costs	33,877	35,127
Other	36,454	39,881
	603,022	627,257
	$3,420,575	$3,744,977
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$1,470	$2,723
Short-term borrowings-
Associated companies	-	92,863
Other	807	807
Accounts payable-
Associated companies	75,374	102,763
Other	32,351	40,423
Accrued taxes	66,100	81,868
Accrued interest	25,523	25,749
Other	109,429	81,424
	311,054	428,620
CAPITALIZATION:
Common stockholder's equity-
Common stock, without par value, authorized 175,000,000 shares -
60 shares outstanding	949,735	1,154,797
Accumulated other comprehensive loss	(159,964)	(163,577)
Retained earnings	20,920	29,890
Total common stockholder's equity	810,691	1,021,110
Noncontrolling interest	6,574	6,442
Total equity	817,265	1,027,552
Long-term debt and other long-term obligations	1,160,250	1,160,208
	1,977,515	2,187,760
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	670,758	660,114
Accumulated deferred investment tax credits	11,243	11,406
Asset retirement obligations	87,315	85,926
Retirement benefits	174,404	174,925
Other	188,286	196,226
	1,132,006	1,128,597
COMMITMENTS AND CONTINGENCIES (Note 8)
	$3,420,575	$3,744,977

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

OHIO EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,161	$11,648
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	21,880	21,513
Amortization of regulatory assets, net	29,345	20,211
Purchased power cost recovery reconciliation	(5,908)	2,978
Amortization of lease costs	32,934	32,934
Deferred income taxes and investment tax credits, net	(2,489)	(7,272)
Accrued compensation and retirement benefits	(12,160)	(1,746)
Accrued regulatory obligations	(623)	18,350
Electric service prepayment programs	-	(3,944)
Decrease (increase) in operating assets-
Receivables	65,141	1,435
Prepayments and other current assets	(21,802)	(9,806)
Increase (decrease) in operating liabilities-
Accounts payable	(35,461)	11,880
Accrued taxes	(15,849)	(26,222)
Accrued interest	(226)	(1,956)
Other	10,270	6,708
Net cash provided from operating activities	101,213	76,711

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	-	79,810
Redemptions and Repayments-
Long-term debt	(1,363)	(100,393)
Short-term borrowings, net	(92,863)
Dividend Payments-
Common stock	(250,000)	-
Other	(113)	(69)
Net cash used for financing activities	(344,339)	(20,652)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(35,680)	(37,523)
Sales of investment securities held in trusts	2,424	9,417
Purchases of investment securities held in trusts	(2,971)	(10,422)
Loan repayments from associated companies, net	14,469	146,098
Cash investments	(384)	(243)
Other	1,773	1,463
Net cash provided from (used for) investing activities	(20,369)	108,790

Net change in cash and cash equivalents	(263,495)	164,849
Cash and cash equivalents at beginning of period	324,175	146,343
Cash and cash equivalents at end of period	$60,680	$311,192

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(In thousands)
STATEMENTS OF INCOME
REVENUES:
Electric sales	$312,497	$431,405
Excise tax collections	17,573	18,320
Total revenues	330,070	449,725

EXPENSES:
Purchased power from affiliates	94,965	238,872
Purchased power from non-affiliates	51,826	71,746
Other operating costs	31,235	64,830
Provision for depreciation	18,111	18,280
Amortization of regulatory assets	45,139	256,737
Deferral of new regulatory assets	-	(94,816)
General taxes	38,489	38,141
Total expenses	279,765	593,790

OPERATING INCOME (LOSS)	50,305	(144,065)

OTHER INCOME (EXPENSE):
Investment income	7,547	8,420
Miscellaneous income	581	1,994
Interest expense	(33,621)	(33,322)
Capitalized interest	26	67
Total other expense	(25,467)	(22,841)

INCOME (LOSS) BEFORE INCOME TAXES	24,838	(166,906)

INCOME TAX EXPENSE (BENEFIT)	10,843	(61,506)

NET INCOME (LOSS)	13,995	(105,400)

Noncontrolling interest income	419	458

EARNINGS (LOSS) AVAILABLE TO PARENT	$13,576	$(105,858)

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME (LOSS)	$13,995	$(105,400)

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	(22,585)	3,967
Income tax expense (benefit) related to other comprehensive income	(8,277)	1,370
Other comprehensive income (loss), net of tax	(14,308)	2,597

COMPREHENSIVE LOSS	(313)	(102,803)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	419	458

COMPREHENSIVE INCOME (LOSS) AVAILABLE TO PARENT	$(732)	$(103,261)

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2010	2009
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$247	$86,230
Receivables-
Customers (less accumulated provisions of $5,168,000 and
$5,239,000, respectively, for uncollectible accounts)	200,840	209,335
Associated companies	57,338	98,954
Other	5,058	11,661
Notes receivable from associated companies	25,376	26,802
Prepayments and other	18,996	9,973
	307,855	442,955
UTILITY PLANT:
In service	2,326,786	2,310,074
Less - Accumulated provision for depreciation	896,146	888,169
	1,430,640	1,421,905
Construction work in progress	33,139	36,907
	1,463,779	1,458,812
OTHER PROPERTY AND INVESTMENTS:
Investment in lessor notes	340,034	388,641
Other	10,210	10,220
	350,244	398,861
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	1,688,521	1,688,521
Regulatory assets	497,723	545,505
Pension assets (Note 5)	-	13,380
Property taxes	77,319	77,319
Other	12,914	12,777
	2,276,477	2,337,502
	$4,398,355	$4,638,130
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$127	$117
Short-term borrowings-
Associated companies	233,710	339,728
Accounts payable-
Associated companies	55,534	68,634
Other	15,879	17,166
Accrued taxes	74,117	90,511
Accrued interest	39,261	18,466
Other	43,663	45,440
	462,291	580,062
CAPITALIZATION:
Common stockholder's equity
Common stock, without par value, authorized 105,000,000 shares -
67,930,743 shares outstanding	884,781	884,897
Accumulated other comprehensive loss	(152,466)	(138,158)
Retained earnings	510,824	597,248
Total common stockholder's equity	1,243,139	1,343,987
Noncontrolling interest	17,651	20,592
Total equity	1,260,790	1,364,579
Long-term debt and other long-term obligations	1,852,463	1,872,750
	3,113,253	3,237,329
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	636,324	644,745
Accumulated deferred investment tax credits	11,626	11,836
Retirement benefits	82,281	69,733
Other	92,580	94,425
	822,811	820,739
COMMITMENTS AND CONTINGENCIES (Note 8)
	$4,398,355	$4,638,130

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

\
THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,995	$(105,400)
Adjustments to reconcile net income (loss) to net cash from operating activities-
Provision for depreciation	18,111	18,280
Amortization of regulatory assets, net	45,139	256,737
Deferral of new regulatory assets	-	(94,816)
Deferred income taxes and investment tax credits, net	(13,627)	(61,525)
Accrued compensation and retirement benefits	2,282	1,828
Accrued regulatory obligations	(26)	12,057
Electric service prepayment programs	-	(2,695)
Decrease (increase) in operating assets-
Receivables	70,633	(44,808)
Prepayments and other current assets	(9,133)	785
Increase (decrease) in operating liabilities-
Accounts payable	(14,387)	18,470
Accrued taxes	(16,616)	(16,274)
Accrued interest	20,795	27,614
Other	(2,636)	346
Net cash provided from operating activities	114,530	10,599

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions and Repayments-
Long-term debt	(26)	(181)
Short-term borrowings, net	(126,334)	(4,086)
Dividend Payments-
Common stock	(100,000)	(10,000)
Other	(3,365)	(2,840)
Net cash used for financing activities	(229,725)	(17,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(19,735)	(24,900)
Loans to associated companies, net	1,426	(3,683)
Redemptions of lessor notes	48,606	37,068
Other	(1,085)	(1,970)
Net cash provided from investing activities	29,212	6,515

Net change in cash and cash equivalents	(85,983)	7
Cash and cash equivalents at beginning of period	86,230	226
Cash and cash equivalents at end of period	$247	$233

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

THE TOLEDO EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(In thousands)
STATEMENTS OF INCOME
REVENUES:
Electric sales	$125,431	$237,085
Excise tax collections	7,041	7,729
Total revenues	132,472	244,814

EXPENSES:
Purchased power from affiliates	47,000	125,324
Purchased power from non-affiliates	26,109	40,537
Other operating costs	25,545	45,004
Provision for depreciation	7,950	7,572
Amortization (deferral) of regulatory assets, net	(8,499)	9,897
General taxes	13,461	14,250
Total expenses	111,566	242,584

OPERATING INCOME	20,906	2,230

OTHER INCOME (EXPENSE):
Investment income	3,800	5,484
Miscellaneous expense	(1,406)	(1,340)
Interest expense	(10,487)	(5,533)
Capitalized interest	78	42
Total other expense	(8,015)	(1,347)

INCOME BEFORE INCOME TAXES	12,891	883

INCOME TAX EXPENSE (BENEFIT)	5,382	(109)

NET INCOME	7,509	992

Less: Noncontrolling interest income	3	2

EARNINGS AVAILABLE TO PARENT	$7,506	$990

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME	$7,509	$992

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	296	133
Change in unrealized gain on available-for-sale securities	369	(809)
Other comprehensive income (loss)	665	(676)
Income tax expense (benefit) related to other comprehensive income	170	(19)
Other comprehensive income (loss), net of tax	495	(657)

COMPREHENSIVE INCOME	8,004	335

COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	3	2

COMPREHENSIVE INCOME AVAILABLE TO PARENT	$8,001	$333

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

THE TOLEDO EDISON COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2010	2009
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$87,296	$436,712
Receivables-
Customers	218	75
Associated companies	58,811	90,191
Other (less accumulated provisions of $207,000 and $208,000,
respectively, for uncollectible accounts)	19,499	20,180
Notes receivable from associated companies	118,689	85,101
Prepayments and other	11,680	7,111
	296,193	639,370
UTILITY PLANT:
In service	921,768	912,930
Less - Accumulated provision for depreciation	431,737	427,376
	490,031	485,554
Construction work in progress	8,913	9,069
	498,944	494,623
OTHER PROPERTY AND INVESTMENTS:
Investment in lessor notes (Note 7)	103,848	124,357
Nuclear plant decommissioning trusts	73,583	73,935
Other	1,558	1,580
	178,989	199,872
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	500,576	500,576
Regulatory assets	81,616	69,557
Property taxes	23,658	23,658
Other	67,753	55,622
	673,603	649,413
	$1,647,729	$1,983,278
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$222	$222
Accounts payable-
Associated companies	43,730	78,341
Other	7,509	8,312
Notes payable to associated companies	-	225,975
Accrued taxes	20,827	25,734
Lease market valuation liability	36,900	36,900
Other	64,724	29,273
	173,912	404,757
CAPITALIZATION
Common stockholder's equity
Common stock, $5 par value, authorized 60,000,000 shares -
29,402,054 shares outstanding	147,010	147,010
Other paid-in capital	178,089	178,181
Accumulated other comprehensive loss	(49,308)	(49,803)
Retained earnings	91,995	214,490
Total common stockholder's equity	367,786	489,878
Noncontrolling interest	2,698	2,696
Total equity	370,484	492,574
Long-term debt and other long-term obligations	600,450	600,443
	970,934	1,093,017
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	105,271	80,508
Accumulated deferred investment tax credits	6,258	6,367
Lease market valuation liability (Note 7)	226,975	236,200
Retirement benefits	67,304	65,988
Asset retirement obligations	32,831	32,290
Other	64,244	64,151
	502,883	485,504
COMMITMENTS AND CONTINGENCIES (Note 8)
	$1,647,729	$1,983,278

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

THE TOLEDO EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31

	2010	2009
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,509	$992
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	7,950	7,572
Amortization (deferral) of regulatory assets, net	(8,499)	9,897
Purchased power cost recovery reconciliation	41	2,912
Deferred rents and lease market valuation liability	6,141	6,141
Deferred income taxes and investment tax credits, net	11,287	(2,151)
Accrued compensation and retirement benefits	837	397
Accrued regulatory obligations	(246)	4,450
Electric service prepayment programs	-	(1,240)
Decrease (increase) in operating assets-
Receivables	45,376	(8,395)
Prepayments and other current assets	(4,569)	492
Increase (decrease) in operating liabilities-
Accounts payable	(35,414)	9,018
Accrued taxes	(4,933)	(4,904)
Accrued interest	10,050	4,613
Other	(4,373)	1,465
Net cash provided from (used for) operating activities	31,157	31,259

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions and Repayments-
Long-term debt	-	(181)
Short-term borrowings, net	(225,975)	(3,977)
Dividend Payments-
Common stock	(130,000)	(10,000)
Other	(58)	(39)
Net cash provided from (used for) financing activities	(356,033)	(14,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(9,597)	(12,233)
Loans to associated companies, net	(33,587)	(21,528)
Redemption of lessor notes	20,509	18,358
Sales of investment securities held in trusts	31,067	44,270
Purchases of investment securities held in trusts	(31,705)	(44,856)
Other	(1,227)	(1,072)
Net cash provided from (used for) investing activities	(24,540)	(17,061)

Net change in cash and cash equivalents	(349,416)	1
Cash and cash equivalents at beginning of period	436,712	14
Cash and cash equivalents at end of period	$87,296	$15

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

JERSEY CENTRAL POWER & LIGHT COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(In thousands)

REVENUES:
Electric sales	$691,392	$760,920
Excise tax collections	12,352	12,731
Total revenues	703,744	773,651

EXPENSES:
Purchased power	414,016	481,241
Other operating costs	95,660	85,870
Provision for depreciation	27,971	25,103
Amortization of regulatory assets, net	69,448	86,831
General taxes	16,436	17,496
Total expenses	623,531	696,541

OPERATING INCOME	80,213	77,110

OTHER INCOME (EXPENSE):
Miscellaneous income	1,833	805
Interest expense	(29,423)	(27,868)
Capitalized interest	133	62
Total other expense	(27,457)	(27,001)

INCOME BEFORE INCOME TAXES	52,756	50,109

INCOME TAXES	23,530	22,551

NET INCOME	29,226	27,558

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefits	15,928	4,121
Unrealized gain on derivative hedges	69	69
Other comprehensive income	15,997	4,190
Income tax expense related to other comprehensive income	6,558	1,430
Other comprehensive income, net of tax	9,439	2,760

TOTAL COMPREHENSIVE INCOME	$38,665	$30,318

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

JERSEY CENTRAL POWER & LIGHT COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2010	2009
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1	$27
Receivables-
Customers (less accumulated provisions of $3,668,000 and $3,506,000
respectively, for uncollectible accounts)	282,611	300,991
Associated companies	42	12,884
Other	19,842	21,877
Notes receivable - associated companies	110,552	102,932
Prepaid taxes	17,044	34,930
Other	14,370	12,945
	444,462	486,586
UTILITY PLANT:
In service	4,493,540	4,463,490
Less - Accumulated provision for depreciation	1,630,664	1,617,639
	2,862,876	2,845,851
Construction work in progress	49,025	54,251
	2,911,901	2,900,102
OTHER PROPERTY AND INVESTMENTS:
Nuclear fuel disposal trust	202,532	199,677
Nuclear plant decommissioning trusts	172,984	166,768
Other	2,158	2,149
	377,674	368,594
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	1,810,936	1,810,936
Regulatory assets	855,740	888,143
Other	22,902	27,096
	2,689,578	2,726,175
	$6,423,615	$6,481,457
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$31,084	$30,639
Accounts payable-
Associated companies	24,346	26,882
Other	139,945	168,093
Accrued taxes	42,274	12,594
Accrued interest	30,072	18,256
Other	98,468	111,156
	366,189	367,620
CAPITALIZATION
Common stockholder's equity-
Common stock, $10 par value, authorized 16,000,000 shares-
13,628,447 shares outstanding	136,284	136,284
Other paid-in capital	2,506,864	2,507,049
Accumulated other comprehensive loss	(233,573)	(243,012)
Retained earnings	139,300	200,075
Total common stockholder's equity	2,548,875	2,600,396
Long-term debt and other long-term obligations	1,794,558	1,801,589
	4,343,433	4,401,985
NONCURRENT LIABILITIES:
Power purchase contract liability	399,762	399,105
Accumulated deferred income taxes	701,998	687,545
Nuclear fuel disposal costs	196,551	196,511
Asset retirement obligations	103,209	101,568
Retirement benefits	131,718	150,603
Other	180,755	176,520
	1,713,993	1,711,852
COMMITMENTS AND CONTINGENCIES (Note 8)
	$6,423,615	$6,481,457

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

JERSEY CENTRAL POWER & LIGHT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,226	$27,558
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	27,971	25,103
Amortization of regulatory assets, net	69,448	86,831
Deferred purchased power and other costs	(32,775)	(28,369)
Deferred income taxes and investment tax credits, net	(2,082)	(6,408)
Accrued compensation and retirement benefits	(5,847)	(7,481)
Cash collateral returned to suppliers	(23,400)	(209)
Decrease in operating assets:
Receivables	33,257	27,143
Prepayments and other current assets	16,472	4,792
Increase (decrease) in operating liabilities:
Accounts payable	(40,992)	(30,029)
Accrued taxes	50,857	33,114
Accrued interest	11,816	21,249
Tax collections payable	14,544	5,935
Other	466	1,955
Net cash provided from operating activities	148,961	161,184

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	-	299,619
Redemptions and Repayments-
Common stock	-	(150,000)
Long-term debt	(6,773)	(6,402)
Short-term borrowings, net	-	(121,380)
Dividend Payments-
Common stock	(90,000)	(63,000)
Other	-	(2,152)
Net cash used for financing activities	(96,773)	(43,315)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(37,338)	(37,372)
Loans to associated companies, net	(7,620)	(75,108)
Sales of investment securities held in trusts	190,198	115,483
Purchases of investment securities held in trusts	(194,748)	(120,062)
Other	(2,706)	(872)
Net cash used for investing activities	(52,214)	(117,931)

Net change in cash and cash equivalents	(26)	(62)
Cash and cash equivalents at beginning of period	27	66
Cash and cash equivalents at end of period	$1	$4

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

METROPOLITAN EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(In thousands)

REVENUES:
Electric sales	$451,560	$409,686
Gross receipts tax collections	21,567	19,983
Total revenues	473,127	429,669

EXPENSES:
Purchased power from affiliates	161,080	100,077
Purchased power from non-affiliates	91,928	123,911
Other operating costs	101,983	106,357
Provision for depreciation	12,758	12,139
Amortization of regulatory assets, net	48,800	27,591
General taxes	21,740	21,935
Total expenses	438,289	392,010

OPERATING INCOME	34,838	37,659

OTHER INCOME (EXPENSE):
Interest income	1,217	3,186
Miscellaneous income	2,173	856
Interest expense	(13,773)	(13,359)
Capitalized interest	126	15
Total other expense	(10,257)	(9,302)

INCOME BEFORE INCOME TAXES	24,581	28,357

INCOME TAXES	12,266	11,735

NET INCOME	12,315	16,622

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefits	9,709	4,553
Unrealized gain on derivative hedges	84	84
Other comprehensive income	9,793	4,637
Income tax expense related to other comprehensive income	4,177	1,793
Other comprehensive income, net of tax	5,616	2,844

TOTAL COMPREHENSIVE INCOME	$17,931	$19,466

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

METROPOLITAN EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2010	2009
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$128	$120
Receivables-
Customers (less accumulated provisions of $4,341,000 and $4,044,000,
respectively, for uncollectible accounts)	171,347	171,052
Associated companies	40,651	29,413
Other	11,189	11,650
Notes receivable from associated companies	11,767	97,150
Prepaid taxes	67,672	15,229
Other	1,057	1,459
	303,811	326,073
UTILITY PLANT:
In service	2,178,625	2,162,815
Less - Accumulated provision for depreciation	818,724	810,746
	1,359,901	1,352,069
Construction work in progress	20,450	14,901
	1,380,351	1,366,970
OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	275,356	266,479
Other	888	890
	276,244	267,369
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	416,499	416,499
Regulatory assets	392,651	356,754
Power purchase contract asset	136,702	176,111
Other	41,513	36,544
	987,365	985,908
	$2,947,771	$2,946,320
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$28,500	$128,500
Short-term borrowings-
Associated companies	48,793	-
Accounts payable-
Associated companies	51,742	40,521
Other	22,550	41,050
Accrued taxes	31,130	11,170
Accrued interest	11,688	17,362
Other	25,971	24,520
	220,374	263,123
CAPITALIZATION:
Common stockholder's equity-
Common stock, without par value, authorized 900,000 shares-
859,500 shares outstanding	1,196,943	1,197,070
Accumulated other comprehensive loss	(137,935)	(143,551)
Retained Earnings	16,714	4,399
Total common stockholder's equity	1,075,722	1,057,918
Long-term debt and other long-term obligations	713,900	713,873
	1,789,622	1,771,791
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	457,231	453,462
Accumulated deferred investment tax credits	7,201	7,313
Nuclear fuel disposal costs	44,400	44,391
Asset retirement obligations	183,309	180,297
Retirement benefits	30,288	33,605
Power purchase contract liability	167,120	143,135
Other	48,226	49,203
	937,775	911,406
COMMITMENTS AND CONTINGENCIES (Note 8)
	$2,947,771	$2,946,320

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

METROPOLITAN EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,315	$16,622
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	12,758	12,139
Amortization of regulatory assets, net	48,800	27,591
Deferred costs recoverable as regulatory assets	(18,276)	(19,633)
Deferred income taxes and investment tax credits, net	(10,308)	4,657
Accrued compensation and retirement benefits	(2,527)	1,029
Cash collateral to suppliers	(700)	(9,500)
Increase in operating assets-
Receivables	(5,083)	(9,860)
Prepayments and other current assets	(52,040)	(50,422)
Increase (decrease) in operating liabilities-
Accounts payable	(7,279)	(8,058)
Accrued taxes	19,960	(7,749)
Accrued interest	(5,674)	4,803
Other	2,373	2,460
Net cash used for operating activities	(5,681)	(35,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	-	300,000
Short-term borrowings, net	48,793	-
Redemptions and Repayments-
Long-term debt	(100,000)	-
Short-term borrowings, net	-	(15,003)
Other	-	(2,150)
Net cash provided from (used for) financing activities	(51,207)	282,847

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(25,526)	(25,922)
Sales of investment securities held in trusts	143,713	27,800
Purchases of investment securities held in trusts	(146,056)	(29,821)
Loan repayments from (loans to) associated companies, net	85,383	(218,168)
Other	(618)	(832)
Net cash provided from (used for) investing activities	56,896	(246,943)

Net increase (decrease) in cash and cash equivalents	8	(17)
Cash and cash equivalents at beginning of period	120	144
Cash and cash equivalents at end of period	$128	$127

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

PENNSYLVANIA ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(In thousands)

REVENUES:
Electric sales	$385,936	$371,293
Gross receipts tax collections	17,524	17,292
Total revenues	403,460	388,585

EXPENSES:
Purchased power from affiliates	168,400	96,081
Purchased power from non-affiliates	91,423	127,166
Other operating costs	72,394	77,289
Provision for depreciation	14,682	14,455
Amortization (deferral) of regulatory assets, net	(9,966)	8,776
General taxes	16,534	20,593
Total expenses	353,467	344,360

OPERATING INCOME	49,993	44,225

OTHER INCOME (EXPENSE):
Miscellaneous income	1,613	798
Interest expense	(17,290)	(13,233)
Capitalized interest	140	22
Total other expense	(15,537)	(12,413)

INCOME BEFORE INCOME TAXES	34,456	31,812

INCOME TAXES	17,157	13,122

NET INCOME	17,299	18,690

OTHER COMPREHENSIVE INCOME:
Pension and other postretirement benefits	8,547	2,955
Unrealized gain on derivative hedges	16	16
Change in unrealized gain on available-for-sale securities	-	(22)
Other comprehensive income	8,563	2,949
Income tax expense related to other comprehensive income	3,284	1,055
Other comprehensive income, net of tax	5,279	1,894

TOTAL COMPREHENSIVE INCOME	$22,578	$20,584

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

PENNSYLVANIA ELECTRIC COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2010	2009
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12	$14
Receivables-
Customers (less accumulated provisions of $3,768,000 and $3,483,000,
respectively, for uncollectible accounts)	138,010	139,302
Associated companies	92,197	77,338
Other	14,696	18,320
Notes receivable from associated companies	14,311	14,589
Prepaid taxes	69,403	18,946
Other	1,128	1,400
	329,757	269,909
UTILITY PLANT:
In service	2,453,558	2,431,737
Less - Accumulated provision for depreciation	908,550	901,990
	1,545,008	1,529,747
Construction work in progress	22,966	24,205
	1,567,974	1,553,952
OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	147,757	142,603
Non-utility generation trusts	120,764	120,070
Other	287	289
	268,808	262,962
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	768,628	768,628
Regulatory assets	119,483	9,045
Power purchase contract asset	5,456	15,362
Other	17,447	19,143
	911,014	812,178
	$3,077,553	$2,899,001
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$69,310	$69,310
Short-term borrowings-
Associated companies	92,807	41,473
Accounts payable-
Associated companies	56,911	39,884
Other	23,680	41,990
Accrued taxes	4,267	6,409
Accrued interest	24,480	17,598
Other	23,300	22,741
	294,755	239,405
CAPITALIZATION:
Common stockholder's equity-
Common stock, $20 par value, authorized 5,400,000 shares-
4,427,577 shares outstanding	88,552	88,552
Other paid-in capital	913,403	913,437
Accumulated other comprehensive loss	(156,825)	(162,104)
Retained earnings	108,800	91,501
Total common stockholder's equity	953,930	931,386
Long-term debt and other long-term obligations	1,072,190	1,072,181
	2,026,120	2,003,567
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	274,846	242,040
Retirement benefits	166,509	174,306
Asset retirement obligations	93,374	91,841
Power purchase contract liability	171,244	100,849
Other	50,705	46,993
	756,678	656,029
COMMITMENTS AND CONTINGENCIES (Note 8)
	$3,077,553	$2,899,001

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

PENNSYLVANIA ELECTRIC COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2010	2009
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,299	$18,690
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	14,682	14,455
Amortization (deferral) of regulatory assets, net	(9,966)	8,776
Deferred costs recoverable as regulatory assets	(20,461)	(20,022)
Deferred income taxes and investment tax credits, net	21,772	11,833
Accrued compensation and retirement benefits	(169)	431
Cash collateral	(400)	-
Increase in operating assets-
Receivables	(4,641)	(1,709)
Prepayments and other current assets	(50,186)	(49,707)
Increase (Decrease) in operating liabilities-
Accounts payable	(1,348)	(5,340)
Accrued taxes	(2,142)	(9,065)
Accrued interest	6,882	599
Other	7,162	(988)
Net cash used for operating activities	(21,516)	(32,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Short-term borrowings, net	51,334	80,632
Dividend Payments-
Common stock	-	(15,000)
Other	(6)	-
Net cash provided from financing activities	51,328	65,632

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(27,388)	(28,190)
Sales of investment securities held in trusts	93,057	18,800
Purchases of investment securities held in trusts	(94,464)	(22,108)
Loan repayments to associated companies, net	279	(365)
Other	(1,298)	(1,732)
Net cash used for investing activities	(29,814)	(33,595)

Net change in cash and cash equivalents	(2)	(10)
Cash and cash equivalents at beginning of period	14	23
Cash and cash equivalents at end of period	$12	$13

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

FirstEnergy is a diversified energy company that holds, directly or indirectly, all of the outstanding common stock of its principal subsidiaries: OE, CEI, TE, Penn (a wholly owned subsidiary of OE), ATSI, JCP&L, Met-Ed, Penelec, FENOC, FES and its subsidiaries FGCO and NGC, and FESC.

FirstEnergy and its subsidiaries follow GAAP and comply with the regulations, orders, policies and practices prescribed by the SEC, the FERC and, as applicable, the PUCO, the PPUC and the NJBPU. The preparation of financial statements in conformity with GAAP requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The reported results of operations are not indicative of results of operations for any future period. In preparing the financial statements, FirstEnergy and its subsidiaries have evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

These statements should be read in conjunction with the financial statements and notes included in the combined Annual Report on Form 10-K for the year ended December 31, 2009 for FirstEnergy, FES and the Utilities, as applicable. The consolidated unaudited financial statements of FirstEnergy, FES and each of the Utilities reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present results of operations for the interim periods. Certain prior year amounts have been reclassified to conform to the current year presentation. Unless otherwise indicated, defined terms used herein have the meanings set forth in the accompanying Glossary of Terms.

FirstEnergy and its subsidiaries consolidate all majority-owned subsidiaries over which they exercise control and, when applicable, entities for which they have a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation. FirstEnergy consolidates a VIE when it is determined that it is the primary beneficiary (see Note 6). Investments in affiliates over which FirstEnergy and its subsidiaries have the ability to exercise significant influence, but are not the primary beneficiary and do not exercise control, follow the equity method of accounting. Under the equity method, the interest in the entity is reported as an investment in the Consolidated Balance Sheets and the percentage share of the entity's earnings is reported in the Consolidated Statements of Income.

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

	Three Months Ended
Reconciliation of Basic and Diluted Earnings per Share	March 31
of Common Stock	2010	2009
	(In millions, except per share amounts)
Earnings available to FirstEnergy Corp.	$155	$119

Weighted average number of basic shares outstanding	304	304
Assumed exercise of dilutive stock options and awards	2	2
Weighted average number of diluted shares outstanding	306	306

Basic earnings per share of common stock	$0.51	$0.39
Diluted earnings per share of common stock	$0.51	$0.39

3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

(A)	LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported on the Consolidated Balance Sheets at cost, which approximates their fair market value, in the caption "short-term borrowings." The following table provides the approximate fair value and related carrying amounts of long-term debt and other long-term obligations as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In millions)
FirstEnergy	$13,581	$14,373	$13,753	$14,502
FES	4,224	4,366	4,224	4,306
OE	1,167	1,293	1,169	1,299
CEI	1,853	2,018	1,873	2,032
TE	600	639	600	638
JCP&L	1,833	1,932	1,840	1,950
Met-Ed	742	808	842	909
Penelec	1,144	1,186	1,144	1,177

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

Available-For-Sale Securities

The following table summarizes the amortized cost basis, unrealized gains and losses and fair values of investments held in nuclear decommissioning trusts, nuclear fuel disposal trusts and NUG trusts as of March 31, 2010 and December 31, 2009:

	March 31, 2010(1)				December 31, 2009(2)
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
Debt securities	(In millions)
FirstEnergy	$1,741	$23	$-	$1,764	$1,727	$22	$-	$1,749
FES	1,052	8	-	1,060	1,043	3	-	1,046
OE	55	-	-	55	55	-	-	55
TE	72	-	-	72	72	-	-	72
JCP&L	264	8	-	272	271	9	-	280
Met-Ed	127	3	-	130	120	5	-	125
Penelec	171	4	-	175	166	5	-	171

Equity securities
FirstEnergy	$268	$42	$-	$310	$252	$43	$-	$295
FES	-	-	-	-	-	-	-	-
OE	-	-	-	-	-	-	-	-
JCP&L	80	9	-	89	74	11	-	85
Met-Ed	125	22	-	147	117	23	-	140
Penelec	63	11	-	74	61	9	-	70

(1) Excludes cash balances:  FirstEnergy - $131 million; FES -  $32 million; OE - $65 million; TE - $1 million; JCP&L - $15 million; Met-Ed - $(2) million and Penelec - $20 million.
(2) Excludes cash balances: FirstEnergy - $137 million; FES - $43 million; OE - $66 million; TE - $2 million; JCP&L - $3 million and Penelec - $23 million.

Proceeds from the sale of investments in available-for-sale securities, realized gains and losses on those sales, and interest and dividend income for the three-month period ended March 31, 2010 were as follows:

	FirstEnergy	FES	OE	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Proceeds from sales	$733	$272	$3	$31	$190	$144	$93
Realized gains	36	13	-	-	8	9	6
Realized losses	50	24	-	-	8	11	7
Interest and dividend income	21	13	-	1	4	2	1

Held-To-Maturity Securities

The following table provides the amortized cost basis, unrealized gains and losses, and approximate fair values of investments in held-to-maturity securities as of March 31, 2010 and December 31, 2009 (excluding emission allowances, employee benefits, cost method investments and equity method investments of $251 million and $264 million, respectively, that are not required to be disclosed):

	March 31, 2010				December 31, 2009
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
Debt securities	(In millions)
FirstEnergy	$494	$76	$-	$570	$544	$72	$-	$616
OE	217	42	-	259	217	29	-	246
CEI	340	33	-	373	389	43	-	432

Notes Receivable

The following table provides the approximate fair value and related carrying amounts of notes receivable as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes receivable	(In millions)
FirstEnergy	$36	$35	$36	$35
FES	1	1	2	1
OE	-	-	-	-
TE	104	115	124	141

The fair value of notes receivable represents the present value of the cash inflows based on the yield to maturity. The yields assumed were based on financial instruments with similar characteristics and terms. The maturity dates range from 2010 to 2040.

(C)	RECURRING FAIR VALUE MEASUREMENTS

On January 1, 2010, FirstEnergy adopted the FASB Accounting Standards Update (Update) applicable to the Fair Value Measurements and Disclosures Topic. The Update provides amendments that require new disclosures surrounding (1) transfers of Level 1 and Level 2 fair value measurements, including the reason for transfers; (2) purchases, sales, issuances and settlements of Level 3 fair value measurements; (3) additional disaggregation of fair value measurements for each class of assets and liabilities; and (4) inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements.

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

The following tables set forth financial assets and financial liabilities that are accounted for at fair value by level within the fair value hierarchy as of March 31, 2010 and December 31, 2009. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. FirstEnergy's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the fair valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	Recurring Fair Value Measures as of March 31, 2010
	Level 1
Assets	FirstEnergy	FES	TE	OE	JCP&L	Met-Ed	Penelec

Nuclear Decommissioning Trust Investments
Equity securities - consumer products	$136	$-	$-	$-	$39	$65	$32
Equity securities - technology	59	-	-	-	17	28	14
Equity securities - utilities & energy	59	-	-	-	17	28	14
Equity securities - financial	48	-	-	-	14	23	11
Equity securities - other	8	-	-	-	2	3	3
Total nuclear decommissioning trust investments	$310	$-	$-	$-	$89	$147	$74
Total assets(1)	$310	$-	$-	$-	$89	$147	$74

Liabilities

Derivatives – commodity contracts	$8	$8	$-	$-	$-	$-	$-
Total liabilities	$8	$8	$-	$-	$-	$-	$-

	Level 2
Assets	FirstEnergy	FES	TE	OE	JCP&L	Met-Ed	Penelec

Nuclear Decommissioning Trust Investments
Debt securities issued by the U.S. government	$595	$345	$66	$56	$32	$88	$8
Debt securities issued by states of the U.S.	90	-	-	-	30	1	59
Debt securities issued by foreign governments	299	299	-	-	-	-	-
Corporate debt securities	486	413	7	-	21	39	6
Other	90	23	-	65	1	-	1
Total nuclear decommissioning trust investments	$1,560	$1,080	$73	$121	$84	$128	$74

Rabbi Trust Investments
Equity securities - financial	$1	$-	$-	$-	$-	$-	$-
Other	11	-	-	1	-	-	-
Total rabbi trust investments	$12	$-	$-	$1	$-	$-	$-

Nuclear Fuel Disposal Trust Investments
Debt securities issued by states of the U.S.	$201	$-	$-	$-	$201	$-	$-
Other	2	-	-	-	2	-	-
Total nuclear fuel disposal trust investments	$203	$-	$-	$-	$203	$-	$-

NUG Trust Investments
Debt securities issued by states of the U.S.	$98	$-	$-	$-	$-	$-	$98
Other	23	-	-	-	-	-	23
Total NUG trust investments	$121	$-	$-	$-	$-	$-	$121

Derivatives
Commodity contracts	$69	$60	$-	$-	$2	$5	$2
Interest rate contracts	2	-	-	-	-	-
Total Derivatives	$71	$60	$-	$-	$2	$5	$2

Total assets(1)	$1,967	$1,140	$73	$122	$289	$133	$197

Liabilities

Derivatives
Commodity contracts	$296	$296	$-	$-	$-	$-	$-
Interest rate contracts	5	-	-	-	-	-
Total Derivatives	$301	$296	$-	$-	$-	$-	$-

Total liabilities	$301	$296	$-	$-	$-	$-	$-

	Level 3
Assets	FirstEnergy	FES	TE	OE	JCP&L	Met-Ed	Penelec

Derivatives – NUG contracts(2)	$148	$-	$-	$-	$6	$137	$5

Liabilities

Derivatives – NUG contracts(2)	$738	$-	$-	$-	$400	$167	$171

(1)	Excludes $11 million of receivables, payables and accrued income.
(2)     NUG contracts are subject to regulatory accounting and do not impact earnings.

	Recurring Fair Value Measures as of December 31, 2009
	Level 1
Assets	FirstEnergy	FES	TE	OE	JCP&L	Met-Ed	Penelec

Nuclear Decommissioning Trust Investments
Equity securities - consumer products	$130	$-	$-	$-	$38	$59	$33
Equity securities - technology	57	-	-	-	17	26	14
Equity securities - utilities & energy	59	-	-	-	17	27	15
Equity securities - financial	39	-	-	-	12	17	10
Equity securities - other	9	-	-	-	3	4	2
Total nuclear decommissioning trust investments(1)	$294	$-	$-	$-	$87	$133	$74
Total assets	$294	$-	$-	$-	$87	$133	$74

Liabilities

Derivatives – commodity contracts	$11	$11	$-	$-	$-	$-	$-
Total liabilities	$11	$11	$-	$-	$-	$-	$-

	Level 2
Assets	FirstEnergy	FES	TE	OE	JCP&L	Met-Ed	Penelec

Nuclear Decommissioning Trust Investments
Debt securities issued by the U.S. government	$558	$306	$72	$118	$23	$30	$9
Debt securities issued by states of the U.S.	188	15	-	-	41	82	50
Debt securities issued by foreign governments	279	279	-	-	-	-	-
Corporate debt securities	484	443	-	-	15	20	6
Other	35	29	-	2	1	2	1
Total nuclear decommissioning trust investments	$1,544	$1,072	$72	$120	$80	$134	$66

Rabbi Trust Investments
Equity securities - financial	$1	$-	$-	$-	$-	$-	$-
Other	9	-	-	-	-	-	-
Total rabbi trust investments	$10	$-	$-	$-	$-	$-	$-

Nuclear Fuel Disposal Trust Investments
Debt securities issued by states of the U.S.	$189	$-	$-	$-	$189	$-	$-
Other	11	-	-	-	11	-	-
Total nuclear fuel disposal trust investments	$200	$-	$-	$-	$200	$-	$-

NUG Trust Investments
Debt securities issued by states of the U.S.	$101	$-	$-	$-	$-	$-	$101
Other	19	-	-	-	-	-	19
Total NUG trust investments	$120	$-	$-	$-	$-	$-	$120

Derivatives – commodity contracts	$34	$15	$-	$-	$5	$9	$5
Other	1	-	-	-	-	-	-
Total assets(1)	$1,909	$1,087	$72	$120	$285	$143	$191

Liabilities

Derivatives – commodity contracts	$224	$224	$-	$-	$-	$-	$-
Total Liabilities	$224	$224	$-	$-	$-	$-	$-

(1)	Excludes $21 million of receivables, payables and accrued income.

	Level 3
Assets	FirstEnergy	FES	TE	OE	JCP&L	Met-Ed	Penelec

Derivatives – NUG contracts(2)	$200	$-	$-	$-	$9	$176	$15

Liabilities

Derivatives – NUG contracts(2)	$643	$-	$-	$-	$399	$143	$101

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

The following tables set forth a reconciliation of changes in the fair value of NUG contracts classified as Level 3 in the fair value hierarchy for the three months ended March 31, 2010 and 2009 (in millions):

	FirstEnergy	JCP&L	Met-Ed	Penelec
Balance as of January 1, 2010	$(444)	$(391)	$33	$(86)
Settlements(1)	78	40	17	21
Unrealized losses(1)	(224)	(43)	(80)	(101)
Balance as of March 31, 2010	$(590)	$(394)	$(30)	$(166)

Balance as of January 1, 2009	$(332)	$(518)	$150	$36
Settlements(1)	83	45	17	21
Unrealized gains(1)	(227)	(45)	(91)	(91)
Balance as of March 31, 2009	$(476)	$(518)	$76	$(34)

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

FirstEnergy accounts for derivative instruments on its Consolidated Balance Sheets at fair value unless they meet the normal purchase and normal sales criteria. Derivatives that meet those criteria are accounted for at cost under the accrual method of accounting. The changes in the fair value of derivative instruments that do not meet the normal purchase and normal sales criteria are included in purchased power, other expense, unrealized gain (loss) on derivative hedges in other comprehensive income (loss), or as part of the value of the hedged item. A hypothetical 10% adverse shift (an increase or decrease depending on the derivative position) in quoted market prices in the near term on its derivative instruments would not have had a material effect on FirstEnergy’s consolidated financial position (assets, liabilities and equity) or cash flows as of March 31, 2010. Based on derivative contracts held as of March 31, 2010, an adverse 10% change in commodity prices would decrease net income by approximately $4 million during the next 12 months. A hypothetical 10% increase in the interest rates associated with variable-rate debt would decrease net income by approximately $2 million for the three months ended March 31, 2010.

Cash Flow Hedges

FirstEnergy used forward starting swap agreements to hedge a portion of the consolidated interest rate risk associated with issuances of fixed-rate, long-term debt securities of its subsidiaries. These derivatives were treated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury rates between the date of hedge inception and the date of the debt issuance. During the first three months of 2010, FirstEnergy terminated forward swaps with a notional value of $100 million. The termination of the forward starting swap agreements did not materially impact FirstEnergy’s net income and no forward starting swap agreements were outstanding as of March 31, 2010.

The table below provides the activity of AOCL related to interest rate cash flow hedges as of March 31, 2010 and 2009, which is inclusive of changes in fair value of interest rate cash flow hedges and the reclassification from AOCL into results of operations.

	Three Months Ended
	March 31
	2010	2009
	(In millions)
Effective Portion
Loss Recognized in AOCL	$-	$(2)
Reclassifications from AOCL into Interest Expense	(3)	(5)

Total unamortized losses included in AOCL associated with prior interest rate cash flow hedges totaled $101 million ($63 million net of tax) as of March 31, 2010. Based on current estimates, approximately $11 million will be amortized to interest expense during the next twelve months.

Fair Value Hedges

FirstEnergy uses fixed-for-floating interest rate swap agreements to hedge a portion of the consolidated interest rate risk associated with the debt portfolio of its subsidiaries. These derivatives are treated as fair value hedges of fixed-rate, long-term debt issues, protecting against the risk of changes in the fair value of fixed-rate debt instruments due to lower interest rates. Swap maturities, call options, fixed interest rates and interest payment dates match those of the underlying obligations. As of March 31, 2010, the debt underlying the $950 million outstanding notional amount of interest rate swaps had a weighted average fixed interest rate of 5.5%, which the swaps have converted to a current weighted average variable rate of 3.74%. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. As of March 31, 2010, the gain included in interest expense related to interest rate swaps totaled $1 million and there was no impact on the results of operations as a result of ineffectiveness from fair value hedges.

The following tables summarize the fair value of interest rate swaps in FirstEnergy’s Consolidated Balance Sheets:

	Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
	March 31	December 31		March 31	December 31
	2010	2009		2010	2009
Fair Value Hedges	(In millions)		Fair Value Hedges	(In millions)
Interest Rate Swaps			Interest Rate Swaps
Noncurrent Assets	$2	$-	Noncurrent Assets	$5	$-
	$2	$-		$5	$-

On April 29, 2010, April 30, 2010 and May 3, 2010, FirstEnergy executed multiple fixed-for-floating interest rate swap agreements with combined notional amounts of $1.3 billion, $300 million and $600 million, respectively, to hedge a portion of the consolidated interest rate risk associated with the debt portfolio of its subsidiaries. This is consistent with FirstEnergy’s risk management policy and its 2010 financial plan. These derivatives will be treated as fair value hedges of fixed-rate, long-term debt issues, protecting against the risk of changes in the fair value of fixed-rate debt instruments due to lower interest rates. As of May 3, 2010, the debt underlying the $2.2 billion outstanding notional amount of interest rate swaps had a weighted average fixed interest rate of 6%, which the swaps have converted to a current weighted average variable rate of 3.4%.

Commodity Derivatives

FirstEnergy uses both physically and financially settled derivatives to manage its exposure to volatility in commodity prices. Commodity derivatives are used for risk management purposes to hedge exposures when it makes economic sense to do so, including circumstances where the hedging relationship does not qualify for hedge accounting.

The following tables summarize the fair value of commodity derivatives in FirstEnergy’s Consolidated Balance Sheets:

Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
	March 31	December 31		March 31	December 31
	2010	2009		2010	2009
Cash Flow Hedges	(In millions)		Cash Flow Hedges	(In millions)
Electricity Forwards			Electricity Forwards
Current Assets	$39	$3	Current Liabilities	$39	$7
Noncurrent Assets	19	11	Noncurrent Liabilities	26	12
Natural Gas Futures			Natural Gas Futures
Current Assets	-	-	Current Liabilities	7	9
Noncurrent Assets	-	-	Noncurrent Liabilities	-	-
Other			Other
Current Assets	-	-	Current Liabilities	1	2
Noncurrent Assets	-	-	Noncurrent Liabilities	-	-
	$58	$14		$73	$30

Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
	March 31 2010	December 31 2009		March 31 2010	December 31 2009
Economic Hedges	(In millions)		Economic Hedges	(In millions)
NUG Contracts			NUG Contracts
Power Purchase			Power Purchase
Contract Asset	$148	$200	Contract Liability	$738	$643
Other			Other
Current Assets	1	-	Current Liabilities	139	106
Noncurrent Assets	10	19	Noncurrent Liabilities	92	97
	$159	$219		$969	$846
Total Commodity Derivatives	$217	$233	Total Commodity Derivatives	$1,042	$876

Electricity forwards are used to balance expected retail and wholesale sales with expected generation and purchased power. Natural gas futures are entered into based on expected consumption of natural gas, primarily used in FirstEnergy’s peaking units. Heating oil futures are entered into based on expected consumption of oil and the financial risk in FirstEnergy’s coal transportation contracts. Derivative instruments are not used in quantities greater than forecasted needs. The following table summarizes the volume of FirstEnergy’s outstanding derivative transactions as of March 31, 2010:

	Purchases	Sales	Net	Units
	(In thousands)
Electricity Forwards	19,104	(11,924)	7,180	MWH
Heating Oil Futures	3,360	-	3,360	Gallons
Natural Gas Futures	2,000	(1,500)	500	mmBtu

The effect of derivative instruments on the consolidated statements of income and comprehensive income for the three months ended March 31, 2010 and 2009, for instruments designated in cash flow hedging relationships and not in hedging relationships, respectively, are summarized in the following tables:

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	Electricity	Natural Gas	Heating Oil
	Forwards	Futures	Futures	Total
2010	(in millions)
Gain (Loss) Recognized in AOCL (Effective Portion)	$(5)	$(1)	$-	$(6)
Effective Gain (Loss) Reclassified to:(1)
Purchased Power Expense	(4)	-	-	(4)
Fuel Expense	-	(3)	(1)	(4)

2009
Gain (Loss) Recognized in AOCL (Effective Portion)	$(2)	$(7)	$(1)	$(10)
Effective Gain (Loss) Reclassified to:(1)
Purchased Power Expense	(18)	-	-	(18)
Fuel Expense	-	-	(4)	(4)

(1) The ineffective portion was immaterial.

	Three Months Ended March 31,
Derivatives Not in Hedging Relationships	NUG
	Contracts	Other	Total
2010	(In millions)
Unrealized Gain (Loss) Recognized in:
Purchase Power Expense	$-	$(52)	$(52)
Regulatory Assets(2)	(224)	-	(224)
	$(224)	$(52)	$(276)
Realized Gain (Loss) Reclassified to:
Purchase Power Expense	$-	$(25)	$(25)
Regulatory Assets(2)	(78)	9	(69)
	$(78)	$(16)	$(94)
2009
Unrealized Gain (Loss) Recognized in:
Regulatory Assets(2)	$(227)	$-	$(227)

Realized Gain (Loss) Reclassified to:
Fuel Expense(1)	$-	$(1)	$(1)
Regulatory Assets(2)	(83)	10	(73)
	$(83)	$9	$(74)

(1)	The realized gain (loss) is reclassified upon termination of the derivative instrument.
(2)	Changes in the fair value of NUG contracts are deferred for future recovery from (or refund to) customers.

Total unamortized losses included in AOCL associated with commodity derivatives were $14 million ($9 million net of tax) as of March 31, 2010, as compared to $32 million ($19 million net of tax) as of March 31, 2009. The net of tax change resulted from a net $5 million increase related to current hedging activity and a $5 million decrease due to net hedge losses reclassified to earnings during the first quarter of 2010. Based on current estimates, approximately $5 million (after tax) of the net deferred losses on derivative instruments in AOCL as of March 31, 2010 are expected to be reclassified to earnings during the next twelve months as hedged transactions occur. The fair value of these derivative instruments fluctuate from period to period based on various market factors.

Many of FirstEnergy’s commodity derivatives contain credit risk features. As of March 31, 2010, FirstEnergy posted $225 million of collateral related to net liability positions and held no counterparties’ funds related to asset positions. The collateral FirstEnergy has posted relates to both derivative and non-derivative contracts. FirstEnergy’s largest derivative counterparties fully collateralize all derivative transactions. Certain commodity derivative contracts include credit risk-related contingent features that would require FirstEnergy to post additional collateral if the credit rating for its debt were to fall below investment grade. The aggregate fair value of derivative instruments with credit risk-related contingent features that are in a liability position on March 31, 2010 was $245 million, for which $225 million in collateral has been posted. If FirstEnergy’s credit rating were to fall below investment grade, it would be required to post $40 million of additional collateral related to commodity derivatives.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

FirstEnergy provides noncontributory qualified defined benefit pension plans that cover substantially all of its employees and non-qualified pension plans that cover certain employees. The plans provide defined benefits based on years of service and compensation levels.

FirstEnergy’s net pension and OPEB expenses (benefits) for the three months ended March 31, 2010 and 2009 were $24 million and $43 million, respectively. The components of FirstEnergy's net pension and other postretirement benefit costs (including amounts capitalized) for the three months ended March 31, 2010 and 2009, consisted of the following:

	Three Months Ended
	March 31
Pension Benefits	2010	2009
	(In millions)
Service cost	$25	$22
Interest cost	78	80
Expected return on plan assets	(90)	(81)
Amortization of prior service cost	3	3
Recognized net actuarial loss	47	42
Net periodic cost	$63	$66

	Three Months Ended
	March 31
Other Postretirement Benefits	2010	2009
	(In millions)
Service cost	$2	$5
Interest cost	11	20
Expected return on plan assets	(9)	(9)
Amortization of prior service cost	(48)	(38)
Recognized net actuarial loss	15	16
Net periodic credit	$(29)	$(6)

Pension and other postretirement benefit obligations are allocated to FirstEnergy's subsidiaries employing the plan participants. The net periodic pension costs and net periodic other postretirement benefit costs (including amounts capitalized) recognized by FES and each of the Utilities for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31
Pension Benefit Cost	2010	2009
	(In millions)
FES	$22	$18
OE	6	7
CEI	5	5
TE	2	2
JCP&L	6	9
Met-Ed	2	6
Penelec	5	4
Other FirstEnergy subsidiaries	15	15
	$63	$66

	Three Months Ended
	March 31
Other Postretirement Benefit Cost (Credit)	2010	2009
	(In millions)
FES	$(7)	$(1)
OE	(6)	(2)
CEI	(1)	1
TE	(1)	1
JCP&L	(2)	(1)
Met-Ed	(2)	(1)
Penelec	(2)	-
Other FirstEnergy subsidiaries	(8)	(3)
	$(29)	$(6)

6. VARIABLE INTEREST ENTITIES

On January 1, 2010, FirstEnergy adopted the amendments to the consolidation topic addressing VIEs. This standard requires that FirstEnergy and its subsidiaries perform a qualitative analysis to determine whether a variable interest gives FirstEnergy or its subsidiaries a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This standard also requires an ongoing reassessment of the primary beneficiary of a VIE and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. There was no impact to FirstEnergy or its subsidiaries as a result of the adoption of this standard.

FirstEnergy’s consolidated financial statements include the accounts of entities in which it has a controlling financial interest. FirstEnergy and its subsidiaries reflect the portion of VIEs not owned by them in the caption noncontrolling interest within the consolidated financial statements. The change in noncontrolling interest within the consolidated balance sheets is the result of net losses of the noncontrolling interests ($6 million) and distributions to owners ($3 million).

FirstEnergy has financial control through disproportionate economics in its equity investments and loans to certain VIEs, which include FEV’s joint venture in the Signal Peak mining and coal transportation operations, the PNBV and Shippingport bond trusts that were created to refinance debt originally issued in connection with sale and leaseback transactions, and wholly owned limited liability companies of JCP&L created to sell transition bonds to securitize the recovery of JCP&L's bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Station, of which $333 million was outstanding as of March 31, 2010. As a result, FirstEnergy consolidates these VIEs.

In order to evaluate contracts under the consolidation guidance, FirstEnergy aggregated contracts into two categories based on similar risk characteristics and significance as follows:

Power Purchase Agreements

FirstEnergy evaluated its power purchase agreements and determined that certain NUG entities may be VIEs to the extent they own a plant that sells substantially all of its output to the Utilities and the contract price for power is correlated with the plant's variable costs of production. FirstEnergy, through its subsidiaries JCP&L, Met-Ed and Penelec, maintains 20 long-term power purchase agreements with NUG entities. The agreements were entered into pursuant to the Public Utility Regulatory Policies Act of 1978. FirstEnergy was not involved in the creation of, and has no equity or debt invested in, these entities.

FirstEnergy has determined that for all but two of these entities, neither JCP&L, nor Met-Ed nor Penelec have variable interests in the entities or the entities are governmental or not-for-profit organizations not within the scope of consolidation consideration for VIEs. JCP&L may hold variable interests in the remaining two entities, which sell their output at variable prices that correlate to some extent with the operating costs of the plants. However, FirstEnergy applied the scope exception that exempts enterprises unable to obtain the necessary information to evaluate entities.

Since JCP&L has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs it incurs for power. FirstEnergy expects any above-market costs it incurs to be recovered from customers. Purchased power costs related to the two contracts that may contain a variable interest were $65 million and $67 million for the three months ended March 31, 2010, and 2009, respectively.

Loss Contingencies

FirstEnergy has variable interests in certain sale-leaseback transactions. FirstEnergy concluded that it is not the primary beneficiary of these interests as it does not have control over the significant activities affecting the economics of the arrangement.

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

	Maximum Exposure	Discounted Lease Payments, net(1)	Net Exposure
	(In millions)
FES	$1,372	$1,195	$177
OE	702	538	164
CEI(2)	702	69	633
TE(2)	702	385	317

(1)	The net present value of FirstEnergy's consolidated sale and leaseback operating lease commitments is $1.7 billion.
(2)	CEI and TE are jointly and severally liable for the maximum loss amounts under certain sale-leaseback agreements.

7. INCOME TAXES

FirstEnergy accounts for uncertainty in income taxes recognized in its financial statements. Accounting guidance prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken on a company's tax return. After reaching a tentative agreement with the IRS on a tax item at appeals related to the capitalization of certain costs, FirstEnergy reduced the amount of unrecognized tax benefits by $57 million, with a corresponding adjustment to accumulated deferred income taxes for this temporary tax item. There was no impact on FirstEnergy’s effective tax rate for this tax item for the first three months of 2010. Upon completion of the federal tax examination for the 2007 tax year in the first quarter of 2009, FirstEnergy recognized $13 million in tax benefits, which favorably affected FirstEnergy's effective tax rate.

As of March 31, 2010, it is reasonably possible that approximately $107 million of the unrecognized benefits may be resolved within the next twelve months, of which approximately $12 million, if recognized, would affect FirstEnergy's effective tax rate. The potential decrease in the amount of unrecognized tax benefits is primarily associated with issues related to the capitalization of certain costs, gains and losses recognized on the disposition of assets and various other tax items.

The Company recognizes interest expense or income related to uncertain tax positions. That amount is computed by applying the applicable statutory interest rate to the difference between the tax position recognized and the amount previously taken or expected to be taken on the tax return. FirstEnergy includes net interest and penalties in the provision for income taxes. The reversal of accrued interest associated with the $57 million in recognized tax benefits in 2010 favorably affected FirstEnergy’s effective tax rate by $5 million in the first quarter of 2010. During the first three months of 2009, there were no material changes to the amount of interest accrued. The net amount of accumulated interest accrued as of March 31, 2010 was $20 million, as compared to $21 million as of December 31, 2009.

As a result of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act signed into law on March 23, 2010 and March 30, 2010, respectively, beginning in 2013 the tax deduction available to FirstEnergy will be reduced to the extent that drug costs are reimbursed under the Medicare Part D retiree subsidy program. As retiree healthcare liabilities and related tax impacts are already reflected in FirstEnergy’s consolidated financial statements, the change resulted in a charge to FirstEnergy’s earnings in the first quarter of 2010 of approximately $12.6 million and a reduction in accumulated deferred tax assets associated with these subsidies.  This change reflects the anticipated increase in income taxes that will occur as a result of the change in tax law.

FirstEnergy has tax returns that are under review at the audit or appeals level by the IRS and state tax authorities. All state jurisdictions are open from 2001-2008. The IRS began reviewing returns for the years 2001-2003 in July 2004 and several items were under appeal. In the fourth quarter of 2009, these items were settled at appeals and sent to Joint Committee on Taxation for final review. The federal audits for years 2004-2006 were completed in the third quarter of 2008 and several items are under appeal. The IRS began auditing the year 2007 in February 2007 under its Compliance Assurance Process program and was completed in the first quarter of 2009 with two items under appeal. The IRS began auditing the year 2008 in February 2008 and the audit is expected to close before December 2010. The 2009 tax year audit began in February 2009 and the 2010 tax year began in February 2010. Neither audit is expected to close before December 2010. Management believes that adequate reserves have been recognized and final settlement of these audits is not expected to have a material adverse effect on FirstEnergy’s financial condition or results of operations.

8. COMMITMENTS, GUARANTEES AND CONTINGENCIES

(A)    GUARANTEES AND OTHER ASSURANCES

As part of normal business activities, FirstEnergy enters into various agreements on behalf of its subsidiaries to provide financial or performance assurances to third parties. These agreements include contract guarantees, surety bonds and LOCs. As of March 31, 2010, outstanding guarantees and other assurances aggregated approximately $4.0 billion, consisting primarily of parental guarantees ($1.0 billion), subsidiaries’ guarantees ($2.6 billion), surety bonds and LOCs ($0.4 billion).

FirstEnergy guarantees energy and energy-related payments of its subsidiaries involved in energy commodity activities principally to facilitate or hedge normal physical transactions involving electricity, gas, emission allowances and coal. FirstEnergy also provides guarantees to various providers of credit support for the financing or refinancing by subsidiaries of costs related to the acquisition of property, plant and equipment. These agreements legally obligate FirstEnergy to fulfill the obligations of those subsidiaries directly involved in energy and energy-related transactions or financing where the law might otherwise limit the counterparties' claims. If demands of a counterparty were to exceed the ability of a subsidiary to satisfy existing obligations, FirstEnergy's guarantee enables the counterparty's legal claim to be satisfied by other FirstEnergy assets. The likelihood is remote that such parental guarantees of $0.3 billion (included in the $1.0 billion discussed above) as of March 31, 2010 would increase amounts otherwise payable by FirstEnergy to meet its obligations incurred in connection with financings and ongoing energy and energy-related activities.

While these types of guarantees are normally parental commitments for the future payment of subsidiary obligations, subsequent to the occurrence of a credit rating downgrade or “material adverse event,” the immediate posting of cash collateral, provision of a LOC or accelerated payments may be required of the subsidiary. On February 11, 2010, S&P issued a report lowering FirstEnergy’s and its subsidiaries’ credit ratings by one notch, while maintaining its stable outlook. As a result, FirstEnergy was required to post $46 million of collateral. Moody’s and Fitch affirmed the ratings and stable outlook of FirstEnergy and its subsidiaries. As of March 31, 2010, FirstEnergy's maximum exposure under these collateral provisions was $428 million, consisting of $37 million due to “material adverse event” contractual clauses, $63 million due to an acceleration of payment or funding obligation, and $328 million due to a below investment grade credit rating that includes the $46 million related to the credit rating downgrade by S&P. Additionally, stress case conditions of a credit rating downgrade or “material adverse event” and hypothetical adverse price movements in the underlying commodity markets would increase this amount to $656 million, consisting of $38 million due to “material adverse event” contractual clauses, $63 million related to an acceleration of payment or funding obligation, and $555 million due to a below investment grade credit rating.

Most of FirstEnergy's surety bonds are backed by various indemnities common within the insurance industry. Surety bonds and related guarantees of $77 million provide additional assurance to outside parties that contractual and statutory obligations will be met in a number of areas including construction contracts, environmental commitments and various retail transactions.

In addition to guarantees and surety bonds, FES’ contracts, including power contracts with affiliates awarded through competitive bidding processes, typically contain margining provisions which require the posting of cash or LOCs in amounts determined by future power price movements. Based on FES’ power portfolio as of March 31, 2010, and forward prices as of that date, FES has posted collateral of $270 million. Under a hypothetical adverse change in forward prices (95% confidence level change in forward prices over a one year time horizon), FES would be required to post an additional $168 million. Depending on the volume of forward contracts and future price movements, FES could be required to post higher amounts for margining.

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

In October 2007, PennFuture and three of its members filed a citizen suit under the federal CAA, alleging violations of air pollution laws at the Bruce Mansfield Plant, including opacity limitations, in the U.S. District Court for the Western District of Pennsylvania. In July 2008, three additional complaints were filed against FGCO in the U.S. District Court for the Western District of Pennsylvania seeking damages based on Bruce Mansfield Plant air emissions. In addition to seeking damages, two of the three complaints seek to enjoin the Bruce Mansfield Plant from operating except in a “safe, responsible, prudent and proper manner”, one being a complaint filed on behalf of twenty-one individuals and the other being a class action complaint, seeking certification as a class action with the eight named plaintiffs as the class representatives. On October 16, 2009, a settlement reached with PennFuture and one of the three individual complainants was approved by the Court, which dismissed the claims of PennFuture and of the settling individual. The other two non-settling individuals are now represented by counsel handling the three cases filed in July 2008. FGCO believes those claims are without merit and intends to defend itself against the allegations made in those three complaints. The Pennsylvania Department of Health, under a Cooperative Agreement with the Agency for Toxic Substances and Disease Registry, completed a Health Consultation regarding the Mansfield Plant and issued a report dated March 31, 2009, which concluded there is insufficient sampling data to determine if any public health threat exists for area residents due to emissions from the Mansfield Plant. The report recommended additional air monitoring and sample analysis in the vicinity of the Mansfield Plant, which the Pennsylvania Department of Environmental Protection has completed.

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

Hazardous Air Pollutant Emissions

In December 2000, the EPA announced it would proceed with the development of regulations regarding hazardous air pollutants from electric power plants, identifying mercury as the hazardous air pollutant of greatest concern. In March 2005, the EPA finalized the CAMR, which provides a cap-and-trade program to reduce mercury emissions from coal-fired power plants in two phases; initially, capping national mercury emissions at 38 tons by 2010 (as a "co-benefit" from implementation of SO2 and NOX emission caps under the EPA's CAIR program) and 15 tons per year by 2018. Several states and environmental groups appealed the CAMR to the U.S. Court of Appeals for the District of Columbia. On February 8, 2008, the Court vacated the CAMR, ruling that the EPA failed to take the necessary steps to “de-list” coal-fired power plants from its hazardous air pollutant program and, therefore, could not promulgate a cap-and-trade program. The EPA petitioned for rehearing by the entire Court, which denied the petition in May 2008. In October 2008, the EPA (and an industry group) petitioned the U.S. Supreme Court for review of the Court’s ruling vacating CAMR. On February 6, 2009, the EPA moved to dismiss its petition for certiorari. On February 23, 2009, the Supreme Court dismissed the EPA’s petition and denied the industry group’s petition. On April 15, 2010, the EPA entered into a consent decree requiring it to propose maximum achievable control technology (MACT) regulations for mercury and other hazardous air pollutants by March 16, 2011, and to finalize the regulations by November 16, 2011. On April 29, 2010, the EPA issued proposed MACT regulations requiring emissions reductions of mercury and other hazardous air pollutants from non-electric generating unit boilers, including boilers which do not use fossil fuels such as the proposed Burger biomass repowering project. If finalized, the non-electric generating unit MACT regulations could also provide precedent for MACT standards applicable to electric generating units. Depending on the action taken by the EPA and on how any future regulations are ultimately implemented, FGCO’s future cost of compliance with MACT regulations may be substantial and changes to FGCO’s operations may result.

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

Climate Change

In December 1997, delegates to the United Nations' climate summit in Japan adopted an agreement, the Kyoto Protocol, to address global warming by reducing, by 2012, the amount of man-made GHG, including CO2, emitted by developed countries. The U.S. signed the Kyoto Protocol in 1998 but it was never submitted for ratification by the U.S. Senate. The EPACT established a Committee on Climate Change Technology to coordinate federal climate change activities and promote the development and deployment of GHG reducing technologies. President Obama has announced his Administration’s “New Energy for America Plan” that includes, among other provisions, ensuring that 10% of electricity used in the United States comes from renewable sources by 2012, increasing to 25% by 2025, and implementing an economy-wide cap-and-trade program to reduce GHG emissions by 80% by 2050.

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

On April 2, 2007, the U.S. Supreme Court found that the EPA has the authority to regulate CO2 emissions from automobiles as “air pollutants” under the CAA. Although this decision did not address CO2 emissions from electric generating plants, the EPA has similar authority under the CAA to regulate “air pollutants” from those and other facilities. In September 2009, the EPA finalized a national GHG emissions collection and reporting rule that will require FirstEnergy to measure GHG emissions commencing in 2010 and submit reports commencing in 2011. Also in September 2009, the EPA proposed new thresholds for GHG emissions that define when CAA permits under the NSR and Title V operating permits programs would be required. The EPA is proposing a major source emissions applicability threshold of 25,000 tons per year (tpy) of carbon dioxide equivalents (CO2e) for existing facilities under the Title V operating permits program and the Prevention of Significant Determination (PSD) portion of NSR. The EPA is also proposing a significance level between 10,000 and 25,000 tpy CO2e to determine if existing major sources making modifications that result in an increase of emissions above the significance level would be required to obtain a PSD permit. In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act.” The EPA’s finding concludes that concentrations of several key GHG increase the threat of climate change. In April 2010, EPA finalized new GHG standards for model years 2012 to 2016 passenger cars, light-duty trucks and medium-duty passenger vehicles requiring an estimated combined average emissions level of 250 grams of CO2 per mile in model year 2016 and clarified that GHG regulation under the CAA will not be triggered for electric generating plants and other stationary sources until January 2, 2011, at the earliest.

On September 21, 2009, the U.S. Court of Appeals for the Second Circuit and on October 16, 2009, the U.S. Court of Appeals for the Fifth Circuit, reversed and remanded lower court decisions that had dismissed complaints alleging damage from GHG emissions on jurisdictional grounds. On February 6, 2010, the Fifth Circuit granted defendants’ petition for rehearing en banc and on April 30, 2010, the Fifth Circuit cancelled the en banc hearing. On March 5, 2010, the Second Circuit denied defendants’ petition for rehearing and rehearing en banc. These cases involve common law tort claims, including public and private nuisance, alleging that GHG emissions contribute to global warming and result in property damages. While FirstEnergy is not a party to either litigation, should the courts of appeals decisions be affirmed or not subjected to further review, FirstEnergy and/or one or more of its subsidiaries could be named in actions making similar allegations.

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

On September 7, 2004, the EPA established new performance standards under Section 316(b) of the Clean Water Act for reducing impacts on fish and shellfish from cooling water intake structures at certain existing large electric generating plants. The regulations call for reductions in impingement mortality (when aquatic organisms are pinned against screens or other parts of a cooling water intake system) and entrainment (which occurs when aquatic life is drawn into a facility's cooling water system). On January 26, 2007, the U.S. Court of Appeals for the Second Circuit remanded portions of the rulemaking dealing with impingement mortality and entrainment back to the EPA for further rulemaking and eliminated the restoration option from the EPA’s regulations. On July 9, 2007, the EPA suspended this rule, noting that until further rulemaking occurs, permitting authorities should continue the existing practice of applying their best professional judgment to minimize impacts on fish and shellfish from cooling water intake structures. On April 1, 2009, the U.S. Supreme Court reversed one significant aspect of the Second Circuit Court’s opinion and decided that Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures. The EPA is developing a new regulation under Section 316(b) of the Clean Water Act consistent with the opinions of the Supreme Court and the Court of Appeals which have created significant uncertainty about the specific nature, scope and timing of the final performance standard. FirstEnergy is studying various control options and their costs and effectiveness. Depending on the results of such studies and the EPA’s further rulemaking and any action taken by the states exercising best professional judgment, the future costs of compliance with these standards may require material capital expenditures.

The U.S. Attorney's Office in Cleveland, Ohio has advised FGCO that it is considering prosecution under the Clean Water Act and the Migratory Bird Treaty Act for three petroleum spills at the Edgewater, Lakeshore and Bay Shore plants which occurred on November 1, 2005, January 26, 2007 and February 27, 2007. FGCO is unable to predict the outcome of this matter.

Regulation of Waste Disposal

As a result of the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act of 1976, federal and state hazardous waste regulations have been promulgated. Certain fossil-fuel combustion residuals, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA's evaluation of the need for future regulation. In February 2009, the EPA requested comments from the states on options for regulating coal combustion residuals, including regulation as non-hazardous waste or regulation as a hazardous waste. In March and June 2009, the EPA requested information from FGCO’s Bruce Mansfield Plant regarding the management of coal combustion residuals. In December 2009, the EPA provided to FGCO the findings of its review of the Bruce Mansfield Plant’s coal combustion residuals management practices. The EPA observed that the waste management structures and the Plant “appeared to be well maintained and in good working order” and recommended only that FGCO “seal and maintain all asphalt surfaces.” On December 30, 2009, in an advanced notice of public rulemaking, the EPA said that the large volumes of coal combustion residuals produced by electric utilities pose significant financial risk to the industry. On May 4, 2010, the EPA issued a proposed rule that provides two options for additional regulation of coal combustion residuals, including the option of regulation as a special waste under the EPA’s hazardous waste management program which could have a significant impact on the management, beneficial use and disposal of coal combustion residuals. FGCO's future cost of compliance with any coal combustion residuals regulations which may be promulgated could be substantial and would depend, in part, on the regulatory action taken by the EPA and implementation by the EPA or the states.

The Utilities have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the consolidated balance sheet as of March  31, 2010, based on estimates of the total costs of cleanup, the Utilities' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $101 million (JCP&L - $74 million, TE - $1 million, CEI - $1 million, FGCO - $1 million and FirstEnergy - $24 million) have been accrued through March 31, 2010. Included in the total are accrued liabilities of approximately $67 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC.

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

Litigation Relating to the Proposed Allegheny Energy Merger

In connection with the proposed merger (Note 14), purported shareholders of Allegheny Energy have filed putative shareholder class action and/or derivative lawsuits in Pennsylvania and Maryland state courts, as well as in the U.S. District Court for the Western District of Pennsylvania, against Allegheny Energy and its directors and certain officers, referred to as the Allegheny Energy defendants, FirstEnergy and Merger Sub. The lawsuits allege, among other things, that the Allegheny Energy directors breached their fiduciary duties by approving the merger agreement, and that Allegheny Energy, FirstEnergy and Merger Sub aided and abetted in these alleged breaches of fiduciary duty. The plaintiffs allege that the merger consideration is unfair, that other terms in the merger agreement including the termination fee and the non-solicitation provisions are unfair, that certain individual defendants are financially interested in the merger, and that Allegheny Energy has failed to disclose material information about the merger to its shareholders. Among other remedies, the plaintiffs seek to enjoin the merger and they have demanded jury trials. The Allegheny Energy defendants moved to consolidate the Maryland lawsuits and filed motions to dismiss and answers to each of the Maryland complaints. The court consolidated the Maryland lawsuits and an amended complaint has been filed. The Allegheny Energy defendants, FirstEnergy, and Merger Sub filed motions to dismiss the amended complaint on April 21, 2010. The Maryland court has set a hearing for argument on the motions to dismiss for June 3, 2010. By order dated April 26, 2010, the Maryland court certified a plaintiff class that consists of all holders of Allegheny Energy shares at any time from February 11, 2010 to the consummation of the proposed merger. The Pennsylvania state court has consolidated the lawsuits filed in that court. The Allegheny Energy defendants and FirstEnergy have moved to stay the Pennsylvania lawsuits and the plaintiff has moved for leave to take expedited discovery. The Pennsylvania state court will hear argument on both motions on May 27, 2010. By stipulation dated April 14, 2010, no response is due to the complaint filed in the U.S. District Court for the Western District of Pennsylvania until June 10, 2010. While FirstEnergy and Allegheny Energy believe the lawsuits are without merit and intend to defend vigorously against the claims, the outcome of any such litigation is inherently uncertain. If a dismissal is not granted or a settlement is not reached, these lawsuits could prevent or delay the completion of the merger and result in substantial costs to FirstEnergy and Allegheny Energy. In accordance with its bylaws, Allegheny Energy will advance expenses to and, as necessary, indemnify all of its directors in connection with the foregoing proceedings. All applicable insurance policies may not provide sufficient coverage for the claims under these lawsuits, and rights of indemnification with respect to these lawsuits will continue whether or not the merger is completed. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger closes may adversely affect FirstEnergy’s business, financial condition or results of operations.

Nuclear Plant Matters

Davis Besse Control Rod Drive Mechanism Nozzles

During a planned refueling outage at Davis-Besse that began on February 28, 2010, FENOC initially identified 16 of the 69 control rod drive mechanism (CRDM) nozzles that required modification. The Nuclear Regulatory Commission was notified of these findings, along with federal, state and local officials. The initial nozzle inspection process included ultrasonic (UT) testing and visual inspections.  On March 18, 2010, the NRC sent a special inspection team to Davis-Besse.

FENOC has begun a comprehensive investigation to determine the underlying cause for the cracking, and retained a contractor to make the necessary modifications.  Modifications will be made using a proven industry method subject to NRC review.  Further evaluation and testing identified 8 additional nozzles requiring modification. Additional testing will be conducted following the modification of each nozzle to ensure safe, reliable plant operations. The plant is expected to be ready for restart in July 2010.

On April 5, 2010, the Union of Concerned Scientists (UCS) requested that the NRC issue a Show Cause Order, or otherwise delay the restart of the Davis-Besse Nuclear Power Station until such time that the NRC determines that adequate protection standards have been met and reasonable assurance exists that these standards will continue to be met after the plant’s operation is resumed.  What actions, if any, the NRC takes in response to this request have yet to be determined.

Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities. As required by the NRC, FirstEnergy annually recalculates and adjusts the amount of obligations. As of March 31, 2010, FirstEnergy had approximately $1.9 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley, Perry and TMI-2. As part of the application to the NRC to transfer the ownership of Davis-Besse, Beaver Valley and Perry to NGC in 2005, FirstEnergy provided an additional $80 million parental guarantee associated with the funding of decommissioning costs for these units and indicated that it planned to contribute an additional $80 million to these trusts by 2010. By a letter dated March 8, 2010, primarily as a result of the Beaver Valley Power Station operating license renewal, FENOC requested that the NRC reduce FirstEnergy parental guarantee to $15 million and notified the staff that it no longer planned to make the additional contributions into the trusts. FirstEnergy is awaiting the NRC’s decision on the proposed reduction of the parental guarantee.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy's normal business operations pending against FirstEnergy and its subsidiaries. The other potentially material items not otherwise discussed above are described below.

JCP&L's bargaining unit employees filed a grievance challenging JCP&L's 2002 call-out procedure that required bargaining unit employees to respond to emergency power outages. On May 20, 2004, an arbitration panel concluded that the call-out procedure violated the parties' collective bargaining agreement. On September 9, 2005, the arbitration panel issued an opinion to award approximately $16 million to the bargaining unit employees. A final order identifying the individual damage amounts was issued on October 31, 2007 and the award appeal process was initiated. The union filed a motion with the federal Court to confirm the award and JCP&L filed its answer and counterclaim to vacate the award on December 31, 2007. JCP&L and the union filed briefs in June and July of 2008 and oral arguments were held in the fall. On February 25, 2009, the federal district court denied JCP&L’s motion to vacate the arbitration decision and granted the union’s motion to confirm the award. JCP&L filed a Notice of Appeal to the Third Circuit and a Motion to Stay Enforcement of the Judgment on March 6, 2009. The parties participated in the federal court's mediation programs and held private settlement discussions. On April 14, 2010, the parties reached a tentative agreement on a settlement package that must be reviewed and approved by the court. JCP&L recognized a liability for the potential $16 million award in 2005, which has been adjusted for post-judgment interest that began to accrue as of February 25, 2009.

On February 16, 2010, a class action lawsuit was filed in Geauga County Court of Common Pleas against FirstEnergy, CEI and OE seeking declaratory judgment and injunctive relief, as well as compensatory, incidental and consequential damages, on behalf of a class of customers related to the reduction of a discount that had previously been in place for residential customers with electric heating, electric water heating, or load management systems. The reduction in the discount was approved by the PUCO. On March 18, 2010, the named-defendant companies filed a motion to dismiss the case due to the lack of jurisdiction of the court of common pleas. The court has not yet ruled on that motion to dismiss. The named-defendant companies will continue to defend these claims including challenging any class certification.

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

In April 2007, ReliabilityFirst performed a routine compliance audit of FirstEnergy’s bulk-power system within the Midwest ISO region and found it to be in full compliance with all audited reliability standards. Similarly, in October 2008, ReliabilityFirst performed a routine compliance audit of FirstEnergy’s bulk-power system within the PJM region and found it to be in full compliance with all audited reliability standards. FirstEnergy’s MISO facilities are next due for the periodic audit by ReliabilityFirst later this year.

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

SB221, which became effective on July 31, 2008, required all electric utilities to file an ESP, and permitted the filing of an MRO. On July 31, 2008, the Ohio Companies filed with the PUCO a comprehensive ESP and a separate MRO. The PUCO denied the MRO application; however, the PUCO later granted the Ohio Companies’ application for rehearing for the purpose of further consideration of the matter. The PUCO has not yet issued a substantive Entry on Rehearing. The ESP proposed by the Ohio Companies was approved by the PUCO on December 19, 2008.  The Ohio Companies thereafter withdrew and terminated the ESP and continued their rate plan then in effect as allowed by the terms of SB221. On December 31, 2008, the Ohio Companies conducted a CBP for the procurement of electric generation for retail customers from January 5, 2009 through March 31, 2009. On January 9, 2009, the Ohio Companies requested the implementation of a new fuel rider to recover the costs resulting from the December 31, 2008 CBP. The PUCO ultimately approved the Ohio Companies’ request for a new fuel rider, which recovered the increased purchased power costs for OE and TE, and recovered a portion of those costs for CEI, with the remainder being deferred for future recovery.

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

SB221 also requires electric distribution utilities to implement energy efficiency programs. Under the provisions of SB221, the Ohio Companies are required to achieve a total annual energy savings equivalent of approximately 166,000 MWH in 2009, 290,000 MWH in 2010, 410,000 MWH in 2011, 470,000 MWH in 2012 and 530,000 MWH in 2013, with additional savings required through 2025. Utilities are also required to reduce peak demand in 2009 by 1%, with an additional .75% reduction each year thereafter through 2018. The PUCO may amend these benchmarks in certain, limited circumstances, and the Ohio Companies have filed an application with the PUCO seeking such amendments. On January 7, 2010, the PUCO amended the 2009 energy efficiency benchmarks to zero, contingent upon the Ohio Companies meeting the revised benchmarks in a period of not more than three years. On March 10, 2010, the PUCO found that due to a change in PUCO rules subsequent to the filing of the Ohio Companies’ application, the Ohio Companies’ application seeking a reduction of the peak demand reduction requirements was moot. In its March 10, 2010, Entry the PUCO also found that the Ohio Companies peak demand reduction programs complied with PUCO rules.

The Ohio Companies are presently involved in collaborative efforts related to energy efficiency programs, including filing applications for approval of those programs with the PUCO, as well as other implementation efforts arising out of the Supplemental Stipulation. On December 15, 2009, the Ohio Companies filed the required three year portfolio plan seeking approval for the programs they intend to implement to meet the energy efficiency and peak demand reduction requirements for the 2010-2012 period. The PUCO set the matter for a hearing that was completed on March 8, 2010, and all briefing was completed by April 12, 2010. On March 8, 2010, the Ohio Companies filed their 2009 Status Update Report with the PUCO in which they indicated compliance with the 2009 statutory energy efficiency and peak demand benchmarks as those benchmarks were amended as described above.  Interested parties filed comments on the Report.  The PUCO has yet to address these comments. The Ohio Companies expect that all costs associated with compliance will be recoverable from customers.

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

Additionally under SB221, electric utilities and electric service companies are required to serve part of their load from renewable energy resources equivalent to 0.25% of the KWH they serve in 2009. In August and October 2009, the Ohio Companies conducted RFPs to secure RECs. The RFPs sought RECs, including solar RECs and RECs generated in Ohio in order to meet the Ohio Companies’ alternative energy requirements as set forth in SB221 for 2009, 2010 and 2011. The RECs acquired through these two RFPs will be used to help meet the renewable energy requirements established under SB221 for 2009, 2010 and 2011. On December 7, 2009, the Ohio Companies filed an application with the PUCO seeking a force majeure determination regarding the Ohio Companies’ compliance with the 2009 solar energy resources benchmark, and seeking a reduction in the benchmark. On March 10, 2010, the PUCO found that there was an insufficient quantity of solar energy resources reasonably available in the market and thus granted the Ohio Companies’ application seeking force majeure. The PUCO reduced the Ohio Companies’ aggregate 2009 benchmark to the level of solar RECs the Ohio Companies’ acquired through their 2009 RFP processes, provided the Companies’ 2010 alternative energy requirements be increased to include the shortfall for the 2009 solar REC benchmark. On April 15, 2010, the Ohio Companies and FES (due to its status as an electric service company in Ohio) filed compliance reports with the PUCO setting forth how they individually satisfied the alternative energy requirements in SB221 for 2009. FES also applied for a force majeure determination from the PUCO regarding a portion of their compliance with the 2009 solar energy resource benchmark, which application is still pending.

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

On March 23, 2010, the Ohio Companies filed an application for a new ESP, which if approved by the PUCO, would go into effect on June 1, 2011 and conclude on May 31, 2014. Attached to the application was a Stipulation and Recommendation signed by the Ohio Companies, the Staff of the PUCO, and an additional fourteen parties signing as Signatory Parties, with two additional parties agreeing not to oppose the adoption of the Stipulation. The material terms of the Stipulation include a CBP similar to the one used in May 2009 and the one proposed in the October 2009 MRO filing; a 6% generation discount to certain low-income customers provided by the Ohio Companies through a bilateral wholesale contract with FES; no increase in base distribution rates through May 31, 2014; and a new distribution rider, Delivery Capital Recovery Rider (Rider DCR), to recover a return of, and on, capital investments in the delivery system. This Rider replaces the Delivery Service Improvement Rider (Rider DSI) which terminates by its own terms. The Ohio Companies also agree not to collect certain amounts associated with RTEP and administrative costs associated with the move to PJM. Many of the existing riders approved in the previous ESP remain in effect, some with modifications. The new ESP also requests the resolution of current proceedings pending at the PUCO regarding corporate separation, elements of the smart grid proceeding and the move to PJM. The evidentiary hearing began on April 20, 2010, at the PUCO. The Stipulation requested a decision by the PUCO by May 5, 2010. On April 28, 2010, the PUCO Chairman issued a statement that the PUCO will not issue a decision on May 5, 2010, and will take additional time to review the case record. FirstEnergy recorded approximately $39.5 million of regulatory asset impairments and expenses related to the ESP.

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

On May 22, 2008, the PPUC approved Met-Ed and Penelec annual updates to the TSC rider for the period June 1, 2008, through May 31, 2009. The TSCs included a component for under-recovery of actual transmission costs incurred during the prior period (Met-Ed - $144 million and Penelec - $4 million) and transmission cost projections for June 2008 through May 2009 (Met-Ed - $258 million and Penelec - $92 million). Met-Ed received PPUC approval for a transition approach that would recover past under-recovered costs plus carrying charges through the new TSC over thirty-one months and defer a portion of the projected costs ($92 million) plus carrying charges for recovery through future TSCs by December 31, 2010. Various intervenors filed complaints against those filings. In addition, the PPUC ordered an investigation to review the reasonableness of Met-Ed’s TSC, while at the same time allowing Met-Ed to implement the rider June 1, 2008, subject to refund. On July 15, 2008, the PPUC directed the ALJ to consolidate the complaints against Met-Ed with its investigation and a litigation schedule was adopted. Hearings and briefing for both Met-Ed and Penelec have concluded. On August 11, 2009, the ALJ issued a Recommended Decision to the PPUC approving Met-Ed’s and Penelec’s TSCs as filed and dismissing all complaints. Exceptions by various interveners were filed and reply exceptions were filed by Met-Ed and Penelec. The PPUC adopted a Motion on January 28, 2010 and subsequently entered an Order on March 3, 2010 which denies the recovery of marginal transmission losses through the TSC rider for the period of June 1, 2007 through March 31, 2008, directs Met-Ed and Penelec to submit a new tariff or tariff supplement reflecting the removal of marginal transmission losses from the TSC, and instructs Met-Ed and Penelec to work with the various intervening parties to file a recommendation to the PPUC regarding the establishment of a separate account for all marginal transmission losses collected from ratepayers plus interest to be used to mitigate future generation rate increases beginning January 1, 2011. On March 18, 2010, Met-Ed and Penelec filed a Petition with the PPUC requesting that it stay the portion of the March 3, 2010 Order requiring the filing of tariff supplements to end collection of marginal transmission loss costs. By Order entered March 25, 2010, the PPUC granted the requested stay until December 31, 2010. On April 1, 2010, Met-Ed and Penelec filed a Petition for Review with the Commonwealth Court of Pennsylvania appealing the PPUC’s March 3, 2010 Order. Although the ultimate outcome of this matter cannot be determined at this time, it is the belief of Met-Ed and Penelec that they should prevail in the appeal and therefore expect to fully recover the approximately $199.7 million ($158.5 million for Met-Ed and $41.2 million for Penelec) in marginal transmission losses for the period prior to January 1, 2011. On April 2, 2010, Met-Ed and Penelec filed a Response to the PPUC’s March 3, 2010 Order requesting approval of procedures to establish separate accounts to track all marginal transmission loss revenues and related interest and the use of those funds to mitigate future generation rate increases commencing January 1, 2011

On May 28, 2009, the PPUC approved Met-Ed’s and Penelec’s annual updates to their TSC rider for the period June 1, 2009 through May 31, 2010 subject to the outcome of the proceeding related to the 2008 TSC filing described above, as required in connection with the PPUC’s January 2007 rate order. For Penelec’s customers the new TSC resulted in an approximate 1% decrease in monthly bills, reflecting projected PJM transmission costs as well as a reconciliation for costs already incurred. The TSC for Met-Ed’s customers increased to recover the additional PJM charges paid by Met-Ed in the previous year and to reflect updated projected costs. In order to gradually transition customers to the higher rate, the PPUC approved Met-Ed’s proposal to continue to recover the prior period deferrals allowed in the PPUC’s May 2008 Order and defer $57.5 million of projected costs to a future TSC to be fully recovered by December 31, 2010. Under this proposal, monthly bills for Met-Ed’s customers would increase approximately 9.4% for the period June 2009 through May 2010.

Act 129 became effective in 2008 and addresses issues such as: energy efficiency and peak load reduction; generation procurement; time-of-use rates; smart meters; and alternative energy. Among other things Act 129 required utilities to file with the PPUC an energy efficiency and peak load reduction plan, or EE&C Plan, by July 1, 2009, setting forth the utilities’ plans to reduce energy consumption by a minimum of 1% and 3% by May 31, 2011 and May 31, 2013, respectively, and to reduce peak demand by a minimum of 4.5% by May 31, 2013. On July 1, 2009, Met-Ed, Penelec, and Penn filed EE&C Plans with the PPUC in accordance with Act 129. The Pennsylvania Companies submitted a supplemental filing on July 31, 2009, to revise the Total Resource Cost test items in the EE&C Plans pursuant to the PPUC’s June 23, 2009 Order. Following evidentiary hearings and further revisions to the EE&C Plans, the Pennsylvania Companies filed final plans and tariff revisions on February 5, 2010 consistent with the minor revisions required by the PPUC. The PPUC entered an Order on February 26, 2010 approving the final plans and the tariff rider with rates effective March 1, 2010.

Act 129 also required utilities to file by August 14, 2009 with the PPUC smart meter technology procurement and installation plan to provide for the installation of smart meter technology within 15 years. On August 14, 2009, Met-Ed, Penelec and Penn jointly filed a Smart Meter Technology Procurement and Installation Plan. Consistent with the PPUC’s rules, this plan proposes a 24-month assessment period in which the Pennsylvania Companies will assess their needs, select the necessary technology, secure vendors, train personnel, install and test support equipment, and establish a cost effective and strategic deployment schedule, which currently is expected to be completed in fifteen years. Met-Ed, Penelec and Penn estimate assessment period costs at approximately $29.5 million, which the Pennsylvania Companies, in their plan, proposed to recover through an automatic adjustment clause. An Initial Decision was issued by the presiding ALJ on January 28, 2010. The ALJ’s Initial Decision approved the Smart Meter Plan as modified by the ALJ, including: ensuring that the smart meters to be deployed include the capabilities listed in the PPUC’s Implementation Order; eliminating the provision of interest in the 1307(e) reconciliation; providing for the recovery of reasonable and prudent costs minus resulting savings from installation and use of smart meters; and reflecting that administrative start-up costs be expensed and the costs incurred for research and development in the assessment period be capitalized. On April 15, 2010, the PPUC adopted a Motion by Chairman Cawley that modified the ALJ’s initial decision issued on January 28, 2010, and decided various issues regarding the Smart Meter Implementation Plan (SMIP) for the Pennsylvania Companies. An order consistent with Chairman Cawley’s Motion is anticipated to be entered in the near future, in which event the Pennsylvania Companies will move forward with the Smart Meter Technology Procurement and Installation Plan.

Legislation addressing rate mitigation and the expiration of rate caps was introduced in the legislative session that ended in 2008; several bills addressing these issues were introduced in the 2009 legislative session. The final form and impact of such legislation is uncertain.

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

On February 8, 2010, Penn filed with the PPUC a generation procurement plan covering the period June 1, 2011 through May 31, 2013. The plan is designed to provide adequate and reliable service via a prudent mix of long-term, short-term and spot market generation supply, as required by Act 129. The plan proposed a staggered procurement schedule, which varies by customer class, through the use of a descending clock auction. A preliminary conference was held on March 26, 2010, and, among other things, established a procedural schedule.  Evidentiary hearings are scheduled for June 15-16, 2010. The PPUC is required to issue an order on the plan no later than November 8, 2010.

(D)    NEW JERSEY

JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers, costs incurred under NUG agreements, and certain other stranded costs, exceed amounts collected through BGS and NUGC rates and market sales of NUG energy and capacity. As of March 31, 2010, the accumulated deferred cost balance totaled approximately $55 million.

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

On January 28, 2009, the NJBPU adopted an order establishing the general process and contents of specific EMP plans that must be filed by New Jersey electric and gas utilities in order to achieve the goals of the EMP. On April 16, 2010, the BPU issued an order indefinitely suspending the requirement of New Jersey utilities to submit Utility Master Plans until such time as the status of the EMP has been made clear. At this time, FirstEnergy and JCP&L cannot determine the impact, if any, the EMP may have on their operations.

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

On February 11, 2010, S&P downgraded the senior unsecured debt of FirstEnergy Corp. to BB+. As a result, pursuant to the requirements of a pre-existing NJBPU order, JCP&L filed, on February 17, a plan addressing the mitigation of any effect of the downgrade and which provided an assessment of present and future liquidity necessary to assure JCP&L’s continued payment to BGS suppliers. The NJBPU subsequently held a public hearing to review the plan and available options. On March 17, 2010, the NJBPU determined that JCP&L demonstrated that it has ample resources available to continue uninterrupted payments to BGS suppliers and that there are no concerns with JCP&L's liquidity and therefore no further action is required.

(E)    FERC MATTERS

Transmission Service between MISO and PJM

On November 18, 2004, the FERC issued an order eliminating the through and out rate for transmission service between the MISO and PJM regions. The FERC’s intent was to eliminate multiple transmission charges for a single transaction between the MISO and PJM regions. The FERC also ordered MISO, PJM and the transmission owners within MISO and PJM to submit compliance filings containing a rate mechanism to recover lost transmission revenues created by elimination of this charge (referred to as the Seams Elimination Cost Adjustment or SECA) during a 16-month transition period. The FERC issued orders in 2005 setting the SECA for hearing. The presiding judge issued an initial decision on August 10, 2006, rejecting the compliance filings made by MISO, PJM and the transmission owners, and directing new compliance filings. This decision is subject to review and approval by the FERC. A final order is pending before the FERC, and in the meantime, FirstEnergy affiliates have been negotiating and entering into settlement agreements with other parties in the docket to mitigate the risk of lower transmission revenue collection associated with an adverse order. On September 26, 2008, the MISO and PJM transmission owners filed a motion requesting that the FERC approve the pending settlements and act on the initial decision. On November 20, 2008, FERC issued an order approving uncontested settlements, but did not rule on the initial decision. On December 19, 2008, an additional order was issued approving two contested settlements. On October 29, 2009, March 17, 2010 and April 8, 2010, FirstEnergy, filed additional settlement agreements with FERC to resolve outstanding claims with various parties. FirstEnergy is actively pursuing settlement agreements with other parties to the case. On December 8, 2009, certain parties sought a writ of mandamus from the DC Circuit Court of Appeals directing FERC to issue an order on the Initial Decision. The Court agreed to hold this matter in abeyance based upon FERC’s representation to use good faith efforts to issue a substantive ruling on the initial decision no later than May 27, 2010. If FERC fails to act, the case will be submitted for briefing in June. The outcome of this matter cannot be predicted.

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

The FERC’s April 19, 2007 order and a related order denying a request for rehearing were appealed to the U.S. Court of Appeals for the Seventh Circuit, which issued a decision on August 6, 2009. The court affirmed FERC’s ratemaking treatment for existing transmission facilities, but found that FERC had not supported its decision to allocate costs for new 500+ kV facilities on a postage-stamp basis and, based on this finding, remanded the rate design issue back to FERC. A request for rehearing and rehearing en banc by two companies was denied by the Seventh Circuit on October 20, 2009.

In an order dated January 21, 2010, FERC set the matter for “paper hearings” – meaning that FERC called for parties to submit comments or written testimony pursuant to the schedule described in the order. FERC identified nine separate issues for comments, and directed PJM to file the first round of comments on February 22, 2010, with other parties submitting responsive comments within 45 days, and reply comments 30 days later. PJM filed certain studies with FERC on April 13, 2010, in response to the FERC order.  Interested parties may file responsive comments or studies by May 28, 2010.  Reply comments are due by June 28, 2010.

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

On March 10, 2010, FERC granted FirstEnergy’s request for expedited hearing on the conduct of the FRR auctions. The Ohio Companies and Penn obtained their PJM capacity requirements for the 2011 and 2012 delivery years in the FRR auctions conducted March 15-19, 2010. The PJM market monitor certified the FRR auction results on March 25, 2010, and the auction results were released by PJM on March 26, 2010. On March 29, 2010, the Ohio Companies and Penn signed agreements with all winning suppliers. In May 2010, the Ohio Companies and Penn’s load will be included in the PJM Base Residual Auction for the delivery year beginning 2013. FirstEnergy and unaffiliated generation and loads in the ATSI footprint are also expected to participate in the Base Residual Auction. FirstEnergy expects to integrate into PJM effective June 1, 2011.

Changes ordered for PJM Reliability Pricing Model (RPM) Auction

On May 30, 2008, a group of PJM load-serving entities, state commissions, consumer advocates, and trade associations (referred to collectively as the RPM Buyers) filed a complaint at the FERC against PJM alleging that three of the four transitional RPM auctions yielded prices that are unjust and unreasonable under the FPA. On September 19, 2008, the FERC denied the RPM Buyers’ complaint. On December 12, 2008, PJM filed proposed tariff amendments that would adjust slightly the RPM program. PJM also requested that the FERC conduct a settlement hearing to address changes to the RPM and suggested that the FERC should rule on the tariff amendments only if settlement could not be reached in January 2009. The request for settlement hearings was granted. Settlement had not been reached by January 9, 2009 and, accordingly, FirstEnergy and other parties submitted comments on PJM’s proposed tariff amendments. On January 15, 2009, the Chief Judge issued an order terminating settlement discussions. On February 9, 2009, PJM and a group of stakeholders submitted an offer of settlement, which used the PJM December 12, 2008 filing as its starting point, and stated that unless otherwise specified, provisions filed by PJM on December 12, 2008 apply.

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

MISO Complaints Versus PJM

On March 9, 2010, MISO filed two complaints against PJM with FERC under Sections 206, 306, and 309 of the FPA alleging violations of the MISO/PJM Joint Operating Agreement (JOA). In the first complaint, MISO alleged that by failing to account for the market flows from 34 PJM generators over the period from 2007-2009, PJM underpaid MISO by a total of roughly $75 million including interest. For the period from 2005-2007, MISO claimed an underpayment by PJM of at least $12 million plus interest.  MISO also claimed that PJM failed to maintain required records necessary to calculate underbilling for the 2005-2007 billing.

In the second complaint, MISO alleged that PJM has refused to comply with provisions of the JOA requiring market-to-market dispatch since 2009, and is improperly demanding repayment of redispatch payments previously made to MISO.

PJM filed its answers to the complaints on April 12, 2010, opposing the relief sought by MISO. In addition, on April 12, 2010, PJM filed a complaint with FERC pursuant to Section 206, 306, and 309 alleging that MISO is violating the JOA with PJM by initiating market-to-market coordination and financial settlements for substitute (proxy) reciprocal coordinated flowgates between MISO and PJM. PJM claims that the JOA does not permit MISO to initiate market-to-market settlements using proxy flowgates in lieu of designated reciprocal coordinated flowgates. This complaint addresses substantially the same issues as the second MISO complaint, in which MISO argues that the use of proxy flowgates is permitted by agreement of the RTOs and operating practice. Each party filed a complaint in order to ensure their right to claim refunds, if any, if successful in their arguments at FERC.

FirstEnergy has intervened in all three proceedings, and timely filed comments supporting MISO in its first complaint, relating to improper accounting of market flows resulting in underpayments from 2005-2009.  FirstEnergy is unable to predict the outcome of this matter.

10. NEW ACCOUNTING STANDARDS AND INTERPRETATIONS

In 2010, the FASB amended the Derivatives and Hedging Topic of the FASB Accounting Standards Codification to clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendment addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed under the Derivatives and Hedging Topic for potential bifurcation and separate accounting. The amendment is effective for the first fiscal quarter beginning after June 15, 2010. FirstEnergy does not expect this standard to have a material effect on its financial statements.

11. SEGMENT INFORMATION

Financial information for each of FirstEnergy’s reportable segments is presented in the following table. FES and the Utilities do not have separate reportable operating segments. With the completion of transition to a fully competitive generation market in Ohio in the fourth quarter of 2009, the former Ohio Transitional Generation Services segment was combined with the Energy Delivery Services segment, consistent with how management views the business. Disclosures for FirstEnergy’s operating segments for 2009 have been reclassified to conform to the current presentation.

The energy delivery services segment transmits and distributes electricity through FirstEnergy’s eight utility operating companies, serving 4.5 million customers within 36,100 square miles of Ohio, Pennsylvania and New Jersey and purchases power for its PLR and default service requirements in Ohio, Pennsylvania and New Jersey. Its revenues are primarily derived from the delivery of electricity within FirstEnergy’s service areas, cost recovery of regulatory assets and the sale of electric generation service to retail customers who have not selected an alternative supplier (default service) in its Ohio, Pennsylvania and New Jersey franchise areas. Its results reflect the commodity costs of securing electric generation from FES and from non-affiliated power suppliers, the net PJM and MISO transmission expenses related to the delivery of the respective generation loads, and the deferral and amortization of certain fuel costs.

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

Segment Financial Information

	Energy	Competitive
	Delivery	Energy		Reconciling
Three Months Ended	Services	Services	Other	Adjustments	Consolidated
	(In millions)
March 31, 2010
External revenues	$2,543	$716	$4	$(31)	$3,232
Internal revenues	-	674	-	(607)	67
Total revenues	2,543	1,390	4	(638)	3,299
Depreciation and amortization	325	66	13	1	405
Investment income (loss), net	25	1	-	(10)	16
Net interest charges	123	33	(1)	17	172
Income taxes	69	47	4	(9)	111
Net income (loss)	114	76	(15)	(26)	149
Total assets	22,530	10,948	605	(5)	34,078
Total goodwill	5,551	24	-	-	5,575
Property additions	166	323	3	16	508

March 31, 2009
External revenues	$3,021	$335	$7	$(29)	$3,334
Internal revenues	-	893	-	(893)	-
Total revenues	3,021	1,228	7	(922)	3,334
Depreciation and amortization	427	64	1	3	495
Investment income (loss), net	30	(29)	-	(12)	(11)
Net interest charges	109	18	1	38	166
Income taxes	(12)	103	(17)	(20)	54
Net income	(18)	155	17	(39)	115
Total assets	23,005	9,925	632	(5)	33,557
Total goodwill	5,550	24	-	-	5,574
Property additions	165	421	49	19	654

*	Under the accounting standard for the effects of certain types of regulation, internal revenues are not fully offset for
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

The condensed consolidating statements of income for the three-months ended March 31, 2010 and 2009, consolidating balance sheets as of March 31, 2010 and December 31, 2009 and consolidating statements of cash flows for the three months ended March 31, 2010 and 2009 for FES (parent and guarantor), FGCO and NGC (non-guarantor) are presented below. Investments in wholly owned subsidiaries are accounted for by FES using the equity method. Results of operations for FGCO and NGC are, therefore, reflected in FES' investment accounts and earnings as if operating lease treatment was achieved. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions and the entries required to reflect operating lease treatment associated with the 2007 Bruce Mansfield Unit 1 sale and leaseback transaction.

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Three Months Ended March 31, 2010	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$1,367,025	$568,364	$426,320	$(973,616)	$1,388,093

EXPENSES:
Fuel	5,097	280,863	42,261	-	328,221
Purchased power from affiliates	968,537	5,079	60,953	(973,616)	60,953
Purchased power from non-affiliates	450,215	-	-	-	450,215
Other operating expenses	53,126	99,776	139,420	12,189	304,511
Provision for depreciation	790	26,527	36,910	(1,309)	62,918
General taxes	5,498	14,600	6,648	-	26,746
Total expenses	1,483,263	426,845	286,192	(962,736)	1,233,564

OPERATING INCOME (LOSS)	(116,238)	141,519	140,128	(10,880)	154,529

OTHER INCOME (EXPENSE):
Investment income	1,897	54	(1,234)	-	717
Miscellaneous income (expense), including
net income from equity investees	166,373	(1,633)	(101)	(163,329)	1,310
Interest expense to affiliates	(58)	(1,812)	(435)	-	(2,305)
Interest expense - other	(23,373)	(26,506)	(15,763)	15,998	(49,644)
Capitalized interest	100	16,333	3,257	-	19,690
Total other income (expense)	144,939	(13,564)	(14,276)	(147,331)	(30,232)

INCOME BEFORE INCOME TAXES	28,701	127,955	125,852	(158,211)	124,297

INCOME TAXES (BENEFITS)	(51,225)	48,043	45,013	2,540	44,371

NET INCOME	$79,926	$79,912	$80,839	$(160,751)	$79,926

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Three Months Ended March 31, 2009	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$1,201,895	$545,926	$395,628	$(917,343)	$1,226,106

EXPENSES:
Fuel	2,095	274,847	29,216	-	306,158
Purchased power from affiliates	915,261	2,082	63,207	(917,343)	63,207
Purchased power from non-affiliates	160,342	-	-	-	160,342
Other operating expenses	38,267	104,443	152,456	12,190	307,356
Provision for depreciation	1,019	30,020	31,649	(1,315)	61,373
General taxes	4,706	12,626	6,044	-	23,376
Total expenses	1,121,690	424,018	282,572	(906,468)	921,812

OPERATING INCOME	80,205	121,908	113,056	(10,875)	304,294

OTHER INCOME (EXPENSE):
Investment income (loss)	732	31	(29,637)	-	(28,874)
Miscellaneous income (expense), including
net income from equity investees	119,781	(78)	-	(117,192)	2,511
Interest expense to affiliates	(34)	(1,758)	(1,187)	-	(2,979)
Interest expense - other	(2,520)	(21,058)	(15,168)	16,219	(22,527)
Capitalized interest	51	7,750	2,277	-	10,078
Total other income (expense)	118,010	(15,113)	(43,715)	(100,973)	(41,791)

INCOME BEFORE INCOME TAXES	198,215	106,795	69,341	(111,848)	262,503

INCOME TAXES	27,534	39,142	22,929	2,217	91,822

NET INCOME	$170,681	$67,653	$46,412	$(114,065)	$170,681

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)

As of March 31, 2010	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$2	$9	$-	$11
Receivables-
Customers	248,994	-	-	-	248,994
Associated companies	408,743	199,145	129,194	(376,278)	360,804
Other	18,732	12,856	50,071	-	81,659
Notes receivable from associated companies	165,496	209,604	108,323	-	483,423
Materials and supplies, at average cost	16,698	327,011	215,042	-	558,751
Prepayments and other	147,780	8,234	4,654	-	160,668
	1,006,443	756,852	507,293	(376,278)	1,894,310

PROPERTY, PLANT AND EQUIPMENT:
In service	91,365	5,473,440	5,189,224	(386,022)	10,368,007
Less - Accumulated provision for depreciation	15,030	2,802,155	1,973,499	(172,820)	4,617,864
	76,335	2,671,285	3,215,725	(213,202)	5,750,143
Construction work in progress	7,836	2,110,754	479,040	-	2,597,630
	84,171	4,782,039	3,694,765	(213,202)	8,347,773

INVESTMENTS:
Nuclear plant decommissioning trusts	-	-	1,091,114	-	1,091,114
Investment in associated companies	4,637,194	-	-	(4,637,194)	-
Other	957	7,367	201	-	8,525
	4,638,151	7,367	1,091,315	(4,637,194)	1,099,639

DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income taxes	88,618	379,772	-	(401,928)	66,462
Goodwill	24,248	-	-	-	24,248
Customer intangibles	114,567	-	-	-	114,567
Property taxes	-	27,811	22,314	-	50,125
Unamortized sale and leaseback costs	-	29,968	-	60,835	90,803
Other	80,182	71,044	9,188	(50,920)	109,494
	307,615	508,595	31,502	(392,013)	455,699
	$6,036,380	$6,054,853	$5,324,875	$(5,618,687)	$11,797,421

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$745	$696,416	$922,663	$(18,640)	$1,601,184
Short-term borrowings-
Other	100,000	-	-	-	100,000
Accounts payable-
Associated companies	325,118	194,950	190,103	(324,920)	385,251
Other	116,942	153,515	-	-	270,457
Accrued taxes	7,719	72,449	48,798	(62,381)	66,585
Other	213,488	105,682	27,798	46,544	393,512
	764,012	1,223,012	1,189,362	(359,397)	2,816,989

CAPITALIZATION:
Common stockholder's equity	3,589,580	2,419,526	2,203,491	(4,623,017)	3,589,580
Long-term debt and other long-term obligations	1,519,155	1,855,784	554,591	(1,269,330)	2,660,200
	5,108,735	4,275,310	2,758,082	(5,892,347)	6,249,780

NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	-	-	-	984,440	984,440
Accumulated deferred income taxes	-	-	351,383	(351,383)	-
Accumulated deferred investment tax credits	-	35,590	21,763	-	57,353
Asset retirement obligations	-	25,933	910,520	-	936,453
Retirement benefits	35,114	184,060	-	-	219,174
Property taxes	-	27,811	22,314	-	50,125
Lease market valuation liability	-	250,871	-	-	250,871
Other	128,519	32,266	71,451	-	232,236
	163,633	556,531	1,377,431	633,057	2,730,652
	$6,036,380	$6,054,853	$5,324,875	$(5,618,687)	$11,797,421

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)

As of December 31, 2009	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$3	$9	$-	$12
Receivables-
Customers	195,107	-	-	-	195,107
Associated companies	305,298	175,730	134,841	(297,308)	318,561
Other	28,394	10,960	12,518	-	51,872
Notes receivable from associated companies	416,404	240,836	147,863	-	805,103
Materials and supplies, at average cost	17,265	307,079	215,197	-	539,541
Prepayments and other	80,025	18,356	9,401	-	107,782
	1,042,493	752,964	519,829	(297,308)	2,017,978

PROPERTY, PLANT AND EQUIPMENT:
In service	90,474	5,478,346	5,174,835	(386,023)	10,357,632
Less - Accumulated provision for depreciation	13,649	2,778,320	1,910,701	(171,512)	4,531,158
	76,825	2,700,026	3,264,134	(214,511)	5,826,474
Construction work in progress	6,032	2,049,078	368,336	-	2,423,446
	82,857	4,749,104	3,632,470	(214,511)	8,249,920

INVESTMENTS:
Nuclear plant decommissioning trusts	-	-	1,088,641	-	1,088,641
Investment in associated companies	4,477,602	-	-	(4,477,602)	-
Other	1,137	21,127	202	-	22,466
	4,478,739	21,127	1,088,843	(4,477,602)	1,111,107

DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income taxes	93,379	381,849	-	(388,602)	86,626
Goodwill	24,248	-	-	-	24,248
Customer intangibles	16,566	-	-	-	16,566
Property taxes	-	27,811	22,314	-	50,125
Unamortized sale and leaseback costs	-	16,454	-	56,099	72,553
Other	82,845	71,179	18,755	(51,114)	121,665
	217,038	497,293	41,069	(383,617)	371,783
	$5,821,127	$6,020,488	$5,282,211	$(5,373,038)	$11,750,788

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$736	$646,402	$922,429	$(18,640)	$1,550,927
Short-term borrowings-
Associated companies	-	9,237	-	-	9,237
Other	100,000	-	-	-	100,000
Accounts payable-
Associated companies	261,788	170,446	295,045	(261,201)	466,078
Other	51,722	193,641	-	-	245,363
Accrued taxes	44,213	61,055	22,777	(44,887)	83,158
Other	173,015	132,314	16,734	36,994	359,057
	631,474	1,213,095	1,256,985	(287,734)	2,813,820

CAPITALIZATION:
Common stockholder's equity	3,514,571	2,346,515	2,119,488	(4,466,003)	3,514,571
Long-term debt and other long-term obligations	1,519,339	1,906,818	554,825	(1,269,330)	2,711,652
	5,033,910	4,253,333	2,674,313	(5,735,333)	6,226,223

NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	-	-	-	992,869	992,869
Accumulated deferred income taxes	-	-	342,840	(342,840)	-
Accumulated deferred investment tax credits	-	36,359	22,037	-	58,396
Asset retirement obligations	-	25,714	895,734	-	921,448
Retirement benefits	33,144	170,891	-	-	204,035
Property taxes	-	27,811	22,314	-	50,125
Lease market valuation liability	-	262,200	-	-	262,200
Other	122,599	31,085	67,988	-	221,672
	155,743	554,060	1,350,913	650,029	2,710,745
	$5,821,127	$6,020,488	$5,282,211	$(5,373,038)	$11,750,788

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31, 2010	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

NET CASH PROVIDED FROM (USED FOR)
OPERATING ACTIVITIES	$(147,718)	$40,130	$98,692	$-	$(8,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions and Repayments-
Long-term debt	(197)	(1,081)	-	-	(1,278)
Short-term borrowings, net	-	(9,237)	-	-	(9,237)
Other	(453)	(177)	(101)	-	(731)
Net cash used for financing activities	(650)	(10,495)	(101)	-	(11,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(2,103)	(174,163)	(125,337)	-	(301,603)
Proceeds from asset sales	-	114,272	-	-	114,272
Sales of investment securities held in trusts	-	-	272,094	-	272,094
Purchases of investment securities held in trusts	-	-	(284,888)	-	(284,888)
Loans from associated companies, net	250,908	31,232	39,540	-	321,680
Customer intangibles	(100,615)	-	-	-	(100,615)
Other	178	(977)	-	-	(799)
Net cash provided from (used for) investing activities	148,368	(29,636)	(98,591)	-	20,141

Net change in cash and cash equivalents	-	(1)	-	-	(1)
Cash and cash equivalents at beginning of period	-	3	9	-	12
Cash and cash equivalents at end of period	$-	$2	$9	$-	$11

FIRSTENERGY SOLUTIONS CORP.

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31, 2009	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	$200,420	$28,545	$118,902	$-	$347,867

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	-	100,000	-	-	100,000
Short-term borrowings, net	98,881	88,308	434,105	-	621,294
Redemptions and Repayments-
Long-term debt	(1,189)	(626)	(334,101)	-	(335,916)
Net cash provided from financing activities	97,692	187,682	100,004	-	385,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(358)	(198,631)	(213,816)	-	(412,805)
Proceeds from asset sales	-	7,573	-	-	7,573
Sales of investment securities held in trusts	-	-	351,414	-	351,414
Purchases of investment securities held in trusts	-	-	(356,904)	-	(356,904)
Loans to associated companies, net	(297,641)	(6,322)	-	-	(303,963)
Other	(113)	(18,852)	400	-	(18,565)
Net cash used for investing activities	(298,112)	(216,232)	(218,906)	-	(733,250)

Net change in cash and cash equivalents	-	(5)	-	-	(5)
Cash and cash equivalents at beginning of period	-	39	-	-	39
Cash and cash equivalents at end of period	$-	$34	$-	$-	$34

13. INTANGIBLE ASSETS

FES has acquired certain customer contract rights, which were capitalized as intangible assets.  These rights allow FES to supply electric generation needs to customers and are being amortized ratably over the term of the related contracts.  Net intangible assets of $114 million are included in other assets on the FirstEnergy Consolidated Balance Sheet as of March 31, 2010.

For the three months ended March 31, 2010, amortization expense was approximately $3 million.

14. PROPOSED MERGER WITH ALLEGHENY ENERGY, INC.

As previously disclosed, on February 10, 2010, FirstEnergy entered into an Agreement and Plan of Merger (Merger Agreement) with Element Merger Sub, Inc., a Maryland corporation and its wholly-owned subsidiary (Merger Sub) and Allegheny Energy, Inc., a Maryland corporation (Allegheny Energy). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Allegheny Energy with Allegheny Energy continuing as the surviving corporation and a wholly-owned subsidiary of FirstEnergy.  Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Allegheny Energy common stock, including grants of restricted common stock, will automatically be converted into the right to receive 0.667 of a share of common stock of FirstEnergy and Allegheny Energy stockholders will own approximately 27% of the combined company.  The Merger Agreement was unanimously approved by both companies’ Boards of Directors.

Pursuant to the Merger Agreement, completion of the merger is conditioned upon, among other things, shareholder approval of both companies, the SEC’s clearance of a registration statement registering the FirstEnergy common stock to be issued in connection with the merger, as well as expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval by the FERC, the Maryland Public Service Commission, PPUC, the Virginia State Corporation Commission and the West Virginia Public Service Commission.  The Merger Agreement also contains certain termination rights for both FirstEnergy and Allegheny Energy, and further provides for the payment of fees and expenses upon termination under specified circumstances.

On March 23, 2010, FirstEnergy filed with the SEC a registration statement on Form S-4 containing a preliminary joint proxy statement/prospectus relating to the proposed merger (Registration Statement).  After the Registration Statement has been declared effective by the SEC, FirstEnergy and Allegheny Energy expect to send the joint proxy statement/prospectus contained in the Registration Statement to their respective shareholders and each hold a special shareholder meeting to approve proposals related to the merger.

The companies expect to make their filing with the FERC under Section 203 of the FPA and the applications for clearance under HSR in May 2010. Applications for state regulatory approval in Pennsylvania, Maryland, West Virginia and Virginia are expected to be filed in the second quarter of 2010.

In connection with the proposed merger, during the first quarter of 2010, FirstEnergy recorded approximately $14.2 million ($9.6 million after tax) of expenses associated with merger transactions costs. These costs are expensed as incurred.

FirstEnergy and Allegheny Energy currently anticipate completing the merger in the first half of 2011. Although FirstEnergy and Allegheny Energy believe that they will receive the required authorizations, approvals and consents to complete the merger, there can be no assurance as to the timing of these authorizations, approvals and consents or as to FirstEnergy’s and Allegheny Energy’s ultimate ability to obtain such authorizations, consents or approvals (or any additional authorizations, approvals or consents which may otherwise become necessary) or that such authorizations, approvals or consents will be obtained on terms and subject to conditions satisfactory to Allegheny Energy and FirstEnergy. Further information concerning the proposed merger is included in the Registration Statement filed by FirstEnergy with the SEC in connection with the merger.

Item 2.    Management's Discussion and Analysis of Registrant and Subsidiaries

FIRSTENERGY CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Earnings available to FirstEnergy Corp. in the first quarter of 2010 were $155 million, or basic and diluted earnings of $0.51 per share of common stock, compared with $119 million, or basic and diluted earnings of $0.39 per share of common stock in the first quarter of 2009. The increase in earnings resulted principally from decreased regulatory charges and increased investment income, partially offset by derivative mark-to-market adjustments, and increased fuel and purchased power costs and net amortization of regulatory assets.

Change in Basic Earnings Per Share From Prior Year	2010

Basic Earnings Per Share – First Quarter 2009	$0.39
Non-core asset sales/impairments - 2010	(0.02)
Trust securities impairments	0.05
Regulatory charges – 2009	0.55
Regulatory charges – 2010	(0.08)
Derivative mark-to-market adjustment - 2010	(0.11)
Organizational restructuring - 2009	0.05
Merger transaction costs - 2010	(0.03)
Income tax resolution - 2009	(0.04)
Income tax charge from healthcare legislation - 2010	(0.04)
Revenues	(0.07)
Fuel and purchased power	(0.13)
Transmission expense	0.10
Amortization of regulatory assets, net	(0.17)
Investment income	0.01
Other expenses	0.05
Basic Earnings Per Share – First Quarter 2010	$0.51

Financial Matters

Proposed Merger with Allegheny Energy, Inc.

On February 10, 2010, FirstEnergy entered into an Agreement and Plan of  Merger (Merger Agreement) with Element Merger Sub. Inc., a Maryland corporation and its wholly-owned subsidiary (Merger Sub) and Allegheny Energy, Inc., a Maryland corporation (Allegheny Energy). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Allegheny Energy with Allegheny Energy continuing as the surviving corporation and a wholly-owned subsidiary of FirstEnergy.  Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Allegheny Energy common stock, including grants of restricted common stock, will automatically be converted into the right to receive 0.667 of a share of common stock of FirstEnergy and Allegheny Energy stockholders will own approximately 27% of the combined company.  Based on the closing stock prices for both companies on February 10, 2010, Allegheny Energy shareholders would receive a value of $27.65 per share, or $4.7 billion in the aggregate. FirstEnergy will also assume all outstanding Allegheny Energy debt. The price per share represents a premium of 31.6% to the closing stock price of Allegheny Energy on February 10, 2010, and a 22.3% premium to the average stock price of Allegheny over the last 60 days ending February 10, 2010.

In connection with the proposed merger, during the first quarter of 2010, FirstEnergy recorded approximately $14.2 million ($9.6 million after tax) of merger transactions costs. These costs are expensed as incurred.

Pursuant to the Merger Agreement, completion of the merger is conditioned upon, among other things, shareholder approval of both companies, the SEC’s clearance of a registration statement registering the FirstEnergy common stock to be issued in connection with the merger, as well as expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval by the FERC, the Maryland Public Service Commission, PPUC, the Virginia State Corporation Commission and the West Virginia Public Service Commission.  The Merger Agreement also contains certain termination rights for both FirstEnergy and Allegheny Energy, and further provides for the payment of fees and expenses upon termination under specified circumstances.

On March 23, 2010, FirstEnergy filed with the SEC a registration statement on Form S-4 containing a preliminary joint proxy statement/prospectus relating to the proposed merger (Registration Statement).  After the Registration Statement has been declared effective by the SEC, FirstEnergy and Allegheny Energy expect to send the joint proxy statement/prospectus contained in the Registration Statement to their respective shareholders and each hold a special shareholder meeting to approve proposals related to the merger.

The companies expect to make their filing with the FERC under Section 203 of the FPA and the applications for clearance under the HSR in May 2010. Applications for state regulatory approval in Pennsylvania, Maryland, West Virginia and Virginia are expected to be filed in the second quarter of 2010.

FirstEnergy and Allegheny Energy currently anticipate completing the merger in the first half of 2011. Although FirstEnergy and Allegheny Energy believe that they will receive the required authorizations, approvals and consents to complete the merger, there can be no assurance as to the timing of these authorizations, approvals and consents or as to FirstEnergy’s and Allegheny Energy’s ultimate ability to obtain such authorizations, consents or approvals (or any additional authorizations, approvals or consents which may otherwise become necessary) or that such authorizations, approvals or consents will be obtained on terms and subject to conditions satisfactory to Allegheny Energy and FirstEnergy.  Further information concerning the proposed merger is included in the Registration Statement filed by FirstEnergy with the SEC in connection with the merger.

Non-core asset sales/Impairments

During the first quarter of 2010, FirstEnergy recorded charges of approximately $9.2 million ($6.0 million after-tax) associated with sale of FGCO’s 340-MW Sumpter Plant and the termination of gas drilling participation rights associated with certain previously owned Ohio properties.

Derivative mark-to-market adjustments

As a result of the continued decline in electricity prices, mark-to-market adjustments relating to certain purchased power contracts increased expenses in the first quarter of 2010 by $51.9 million ($32.5 million after tax). From December 31, 2009 to March 31, 2010 forward around the clock electricity prices per MWH have declined approximately 14%.

Elimination of retiree prescription drug tax benefits

As a result of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act signed into law on March 23, 2010 and March 30, 2010, respectively, beginning in 2011 the tax deduction available to FirstEnergy will be reduced to the extent that drug costs are reimbursed under the Medicare Part D retiree subsidy program. During the first quarter of 2010, FirstEnergy recognized a one-time adjustment of approximately $12.6 million to reduce the deferred tax asset associated with these subsidies.

Operational Matters

Davis Besse Refueling

On February 28, 2010, the Davis Besse Nuclear Plant (908-MW) began a refueling outage to exchange 76 of the 177 fuel assemblies and conduct numerous safety inspections. During the outage, it was determined that modifications were needed to 16 of the 69 control rod drive mechanism nozzles (CDRM) that penetrated the reactor vessel head. Further evaluation and testing identified 8 additional nozzles requiring modifications. Additional testing will be conducted following the modification of each nozzle to ensure safe, reliable plant operations. The plant is expected to be ready for restart in July, 2010.

PJM RTO Integration

From March 15-19, 2010, PJM conducted two competitive auctions FRR Integration Auctions on behalf of the Ohio Companies and Penn to secure electric capacity for delivery years June 1, 2011 through May 31, 2012, and June 1, 2012 through May 21, 2013. Monitoring Analytics, LLC, acting as the PJM Market Monitor, certified the auction results on March 26, 2010. In the 2011/2012 auction, 27 suppliers participated, and 12,583 MW of capacity cleared at a price of $108.89/MW-day. The 2012/2013 auction had 28 market participants, with 13,038 MW of capacity clearing at a price of $20.46/MW-day. On March 29, 2010, the Ohio Companies and Penn signed agreements with all winning suppliers.

Regulatory Matters - Ohio

New Electric Security Plan

On March 23, 2010, the Ohio Companies filed a new ESP with the PUCO. The ESP was filed as a Stipulation and Recommendation and incorporated the substantial record developed in the Ohio Companies’ earlier filing for an MRO. The ESP is a three-year plan that would begin June 1, 2011, would provide for a CBP to procure generation supply for customers that choose not to shop with an alternative supplier with more certain rate levels for customers, timely recovery of PUCO-authorized charges, deferral of certain costs and promotes energy efficiency and economic development. The Ohio Companies have requested PUCO approval by May 5, 2010. On April 28, 2010, the PUCO Chairman issued a statement that the PUCO will not issue a decision on May 5, 2010, and will take additional time to review the case record. In connection with the filing, FirstEnergy recorded approximately $39.5 million ($25.2 million after tax) of regulatory asset impairments and expenses related to the ESP.

Regulatory Matters - Pennsylvania

Met-Ed and Penelec Transmission Service Charge

On March 3, 2010, Met-Ed and Penelec received an Order from the PPUC which denied the recovery of marginal transmission losses through the TSC rider for the period June 1, 2007 through March 31, 2008 and instructed Met-Ed and Penelec to work with the parties and file a petition to retain any over-collection, with interest, until 2011, when Met-Ed and Penelec’s generation rate caps expire. In response to the Order, on March 18, 2010, Met-Ed and Penelec requested that the PPUC grant a stay of its Order, with such stay being granted by the PPUC on March 25, 2010 until December 31, 2010, allowing for the continued collection of marginal losses subject to refund. On April 1, 2010, Met-Ed and Penelec filed with the Commonwealth Court of Pennsylvania a Petition for Review of the PPUC’s Order disallowing the recovery of marginal transmission losses in the TSC. Although the ultimate outcome of this matter cannot be determined at this time, Met-Ed and Penlec believe they should prevail on appeal and should recover marginal transmission losses for the period prior to January 1, 2011.

FIRSTENERGY'S BUSINESS

FirstEnergy is a diversified energy company headquartered in Akron, Ohio, that operates primarily through two core business segments (see Results of Operations).

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

RESULTS OF OPERATIONS

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 11 to the consolidated financial statements. Earnings available to FirstEnergy Corp. by major business segment were as follows:

	Three Months Ended
	March 31		Increase
	2010	2009	(Decrease)
	(In millions, except per share data)
Earnings By Business Segment:
Energy delivery services	$114	$(18)	$132
Competitive energy services	76	155	(79)
Other and reconciling adjustments*	(35)	(18)	(17)
Total	$155	$119	$36

Basic Earnings Per Share	$0.51	$0.39	$0.12
Diluted Earnings Per Share	$0.51	$0.39	$0.12

* Consists primarily of interest expense related to holding company debt, corporate support services revenues and expenses, noncontrolling interests and the elimination of intersegment transactions.

Summary of Results of Operations – First Quarter 2010 Compared with First Quarter 2009

Financial results for FirstEnergy's major business segments in the first quarter of 2010 and 2009 were as follows:

	Energy	Competitive	Other and
	Delivery	Energy	Reconciling	FirstEnergy
First Quarter 2010 Financial Results	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$2,398	$669	$-	$3,067
Other	145	47	(27)	165
Internal*	-	674	(607)	67
Total Revenues	2,543	1,390	(634)	3,299

Expenses:
Fuel	-	337	(3)	334
Purchased power	1,395	450	(607)	1,238
Other operating expenses	380	347	(26)	701
Provision for depreciation	113	66	14	193
Amortization of regulatory assets	212	-	-	212
Deferral of new regulatory assets	-	-	-	-
General taxes	162	35	8	205
Total Expenses	2,262	1,235	(614)	2,883

Operating Income	281	155	(20)	416
Other Income (Expense):
Investment income	25	1	(10)	16
Interest expense	(124)	(53)	(36)	(213)
Capitalized interest	1	20	20	41
Total Other Expense	(98)	(32)	(26)	(156)

Income Before Income Taxes	183	123	(46)	260
Income taxes	69	47	(5)	111
Net Income (Loss)	114	76	(41)	149
Noncontrolling interest loss	-	-	(6)	(6)
Earnings available to FirstEnergy Corp.	$114	$76	$(35)	$155

*	Under the accounting standard for the effects of certain types of regulation, internal revenues are not fully offset for sale of RECs by FES to the Ohio Companies that are retained in inventory.

	Energy	Competitive	Other and
	Delivery	Energy	Reconciling	FirstEnergy
First Quarter 2009 Financial Results	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$2,861	$280	$-	$3,141
Other	160	55	(22)	193
Internal	-	893	(893)	-
Total Revenues	3,021	1,228	(915)	3,334

Expenses:
Fuel	-	312	-	312
Purchased power	1,876	160	(893)	1,143
Other operating expenses	499	355	(27)	827
Provision for depreciation	109	64	4	177
Amortization of regulatory assets, net	411	-	-	411
Deferral of new regulatory assets	(93)	-	-	(93)
General taxes	170	32	9	211
Total Expenses	2,972	923	(907)	2,988

Operating Income	49	305	(8)	346
Other Income (Expense):
Investment income	30	(29)	(12)	(11)
Interest expense	(110)	(28)	(56)	(194)
Capitalized interest	1	10	17	28
Total Other Expense	(79)	(47)	(51)	(177)

Income Before Income Taxes	(30)	258	(59)	169
Income taxes	(12)	103	(37)	54
Net Income (Loss)	(18)	155	(22)	115
Noncontrolling interest loss	-	-	(4)	(4)
Earnings available to FirstEnergy Corp.	$(18)	$155	$(18)	$119

Changes Between First Quarter 2010 and
First Quarter 2009 Financial Results
Increase (Decrease)

Revenues:
External
Electric	$(463)	$389	$-	$(74)
Other	(15)	(8)	(5)	(28)
Internal	-	(219)	286	67
Total Revenues	(478)	162	281	(35)

Expenses:
Fuel	-	25	(3)	22
Purchased power	(481)	290	286	95
Other operating expenses	(119)	(8)	1	(126)
Provision for depreciation	4	2	10	16
Amortization of regulatory assets	(199)	-	-	(199)
Deferral of new regulatory assets	93	-	-	93
General taxes	(8)	3	(1)	(6)
Total Expenses	(710)	312	293	(105)

Operating Income	232	(150)	(12)	70
Other Income (Expense):
Investment income	(5)	30	2	27
Interest expense	(14)	(25)	20	(19)
Capitalized interest	-	10	3	13
Total Other Expense	(19)	15	25	21

Income Before Income Taxes	213	(135)	13	91
Income taxes	81	(56)	32	57
Net Income (Loss)	132	(79)	(19)	34
Noncontrolling interest loss	-	-	(2)	(2)
Earnings available to FirstEnergy Corp.	$132	$(79)	$(17)	$36

Energy Delivery Services – First Quarter 2010 Compared with First Quarter 2009

Net income increased to $114 million in the first quarter of 2010, compared to a loss of $18 million in the first quarter of 2009, primarily due to the absence of CEI’s $216 million regulatory asset impairment in 2009, lower purchased power costs and lower other operating expenses, partially offset by lower revenues and the absence of deferrals of new regulatory assets.

Revenues –

The decrease in total revenues resulted from the following sources:

	Three Months
	Ended March 31		Increase
Revenues by Type of Service	2010	2009	(Decrease)
	(In millions)
Distribution services	$883	$849	$34
Generation sales:
Retail	1,176	1,613	(437)
Wholesale	217	188	29
Total generation sales	1,393	1,801	(408)
Transmission	215	318	(103)
Other	52	53	(1)
Total Revenues	$2,543	$3,021	$(478)

The change in distribution deliveries by customer class is summarized in the following table:

Electric Distribution KWH Deliveries
Residential	(3)%
Commercial	(1)%
Industrial	7%
Total Distribution KWH Deliveries	-%

Lower deliveries to residential customers reflected decreased weather-related usage in the first quarter of 2010, as heating degree days decreased by 7% from the same period in 2009. The increase in distribution deliveries to industrial customers was primarily due to a slightly recovering economy in FirstEnergy's service territory compared to the first quarter of 2009. In the industrial sector, KWH deliveries increased to major automotive customers (14%) and steel customers (31%). Distribution service revenues increased primarily due to the accelerated recovery of deferred distribution costs, as approved by the PUCO, partially offset by a reduction in the transition rate for CEI effective June 1, 2009.

The following table summarizes the price and volume factors contributing to the $408 million decrease in generation revenues in the first quarter of 2010 compared to the first quarter of 2009:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Effect of 30.6% decrease in sales volumes	$(494)
Change in prices	57
(437)
Wholesale:
Effect of 14.3% decrease in sales volumes	(27)
Change in prices	56
29
Decrease in Generation Revenues	$(408)

The decrease in retail generation sales volumes was primarily due to an increase in customer shopping in the Ohio Companies’ service territories in the first quarter of 2010. Total generation KWH provided by alternative suppliers as a percentage of total KWH deliveries for the Ohio Companies increased 53% in the first quarter of 2010 compared to the same period in 2009. Retail generation prices increased primarily for CEI as a result of the CBP auction for the service period beginning June 1, 2009.

The increase in wholesale generation revenues reflected higher prices for Met-Ed’s and Penelec’s NUG sales to the PJM market.

Transmission revenues decreased $103 million primarily due to the termination of the Ohio Companies’ transmission tariff effective June 1, 2009; recovery of transmission costs is now provided for in the generation rate established under the CBP.

Expenses –

Total expenses decreased by $710 million due to the following:

•
Purchased power costs were $481 million lower in the first quarter of 2010 due to lower volume requirements, partially offset by an increase in unit costs from non-affiliates. The decrease in purchased power volumes resulted principally from the increase in customer shopping in the Ohio Companies’ service territories, as described above.

•
The increase in unit costs from non-affiliates in the first quarter of 2010 resulted from higher capacity prices in the PJM market for Met-Ed and Penelec compared to the first quarter of 2009. The decrease in unit costs from FES was principally due to the lower weighted average unit price per KWH for the Ohio Companies established under the CBP auction effective June 1, 2009.

Source of Change in Purchased Power	Increase (Decrease)
(In millions)
Purchases from non-affiliates:
Change due to increased unit costs	$187
Change due to decreased volumes	(419)
(232)
Purchases from FES:
Change due to decreased unit costs	(94)
Change due to decreased volumes	(152)
(246)

Increase in NUG costs deferred	(3)
Net Decrease in Purchased Power Costs	$(481)

•	MISO network transmission expenses were lower by $54 million due to the reduced generation sales requirements discussed above.

•	Administrative and general costs, including labor and employee benefit expenses, decreased $49 million as a result of cost reduction initiatives implemented since the first quarter of 2009.

•	Other operating expenses decreased $21 million due to higher economic development expenses recognized in the first quarter of 2009 relating to the amended ESP.

•	Forestry contractor costs were $4 million higher in the first quarter of 2010, reflecting increased vegetation management activities.

•
Amortization of regulatory assets decreased $199 million due primarily to the absence of the $216 million impairment of CEI’s regulatory assets in the first quarter of 2009 and reduced CTC amortization for Met-Ed and Penelec, partially offset by a $35 million regulatory asset impairment associated with the filing of the ESP on March 23, 2010.

•
The deferral of new regulatory assets decreased $93 million in the first quarter of 2010 principally due to the absence of CEI’s PUCO-approved purchased power cost deferral in the first quarter of 2009.

•	Depreciation expense increased $4 million due to property additions since the first quarter of 2009.

•	General taxes decreased $8 million primarily due to lower property and real estate taxes.

Other Expense –

Other expense increased $19 million in the first quarter of 2010 compared to the first quarter of 2009 primarily due to higher interest expense associated with debt issuances by the Utilities since the first quarter of 2009.

Competitive Energy Services – First Quarter 2010 Compared with First Quarter 2009

Net income decreased to $76 million in the first quarter of 2010, compared to $155 million in the first quarter of 2009, primarily due to a decrease in sales margins partially offset by an increase in investment income.

Revenues –

Total revenues increased $162 million in the first quarter of 2010 primarily due to an increase in direct and government aggregation sales volumes and sales of RECs, partially offset by decreases in PLR sales to the Ohio Companies and wholesale sales.

The increase in total revenues resulted from the following sources:

	Three Months
	Ended March 31		Increase
Revenues by Type of Service	2010	2009	(Decrease)
	(In millions)

Direct and Government Aggregation	$512	$91	$421
PLR	677	893	(216)
Wholesale	87	189	(102)
Transmission	17	25	(8)
RECs	67	-	67
Other	30	30	-
Total Revenues	$1,390	$1,228	$162

The increase in direct and government aggregation revenues of $421 million resulted from increased revenue in both the MISO and PJM markets. The increase in revenue is primarily the result of the acquisition of new customers and the inclusion of the transmission-related component in MISO retail rates, partially offset by lower unit prices. The acquisition of new customers is primarily due to new commercial and industrial customers as well as new government aggregation contracts with communities in Ohio that provide generation to approximately one million residential and small commercial customers. During January 2010, FES began supplying power to approximately 425,000 NOPEC customers.

The decrease in PLR revenues of $216 million were due to lower sales volumes to the Ohio Companies and lower unit prices, partially offset by increased sales volumes and higher unit prices to the Pennsylvania Companies. The lower sales volumes and unit prices to the Ohio Companies in the first quarter 2010 reflected the results of the May 2009 power procurement processes. The increased revenues to the Pennsylvania Companies resulted from FES supplying Met-Ed and Penelec with volumes previously supplied through a third-party contract and at prices that were slightly higher than in the first quarter of 2009.  The increase was partially offset by lower sales to Penn due to decreased default service requirements in 2010 compared to 2009.

Wholesale revenues decreased $102 million due to a 76.3% decline in volume reflecting market declines, partially offset by higher capacity prices.

The following tables summarize the price and volume factors contributing to changes in revenues:

Source of Change in Direct and Government Aggregation	Increase (Decrease)
(In millions)
Direct Sales:
Effect of 471.5% increase in sales volumes	$289
Change in prices	(30)
259
Government Aggregation:
Effect of an increase in sales volumes	162
Change in prices	-
162
Net Increase in Direct and Gov’t Aggregation Revenues	$421

Source of Change in Wholesale Revenues	Increase (Decrease)
(In millions)
PLR:
Effect of 10.2% decrease in sales volumes	$(91)
Change in prices	(125)
(216)
Wholesale:
Effect of 76.3% decrease in sales volumes	(112)
Change in prices	10
(102)
Net Decrease in Wholesale Revenues	$(318)

Transmission revenues decreased $8 million due primarily to the inclusion of the transmission-related component in the retail rates beginning in mid-2009 as a result of the CBP.

In the first three months of 2010, FES sold $67 million of RECs.

Expenses -

Total expenses increased $312 million in the first quarter of 2010 due to the following:

•
Fuel costs increased $25 million due to increased unit prices ($36 million) partially offset by reduced generation volumes ($11 million). The increase in unit prices was due primarily to higher coal transportation charges ($10 million) and higher nuclear fuel unit prices following the refueling outages that occurred in 2009 ($16 million).

•
Purchased power costs increased $290 million due primarily to higher volumes purchased ($300 million) and power contract mark-to-market adjustments ($52 million), partially offset by lower unit costs ($62 million).

•
Nuclear operating costs decreased $21 million due primarily to lower labor, employee benefit expenses and professional and contractor costs. The first quarter of 2010 had fewer refueling outages than the first quarter of 2009, decreasing operating costs by approximately $5 million.

•
Transmission expense increased $7 million due primarily to increased costs in MISO of $43 million from higher network and ancillary costs, partially offset by lower PJM transmission expense of $36 million due to lower congestion and loss expenses.

•	Other expense increased $5 million primarily due to increases in uncollectible customer accounts and agent fees associated with the increase in retail sales.

•	Higher depreciation expense of $2 million was due primarily to increased property additions since the first quarter of 2009.

•	General taxes increased $3 million due to sales taxes.

Other Expense –

Total other expense in the first quarter of 2010 was $15 million lower than the first quarter of 2009, primarily due to a $30 million increase in investment income resulting from a reduction to impairments in the value of nuclear decommissioning trust investments, partially offset by a $15 million increase in interest expense. Interest expense increased primarily due to new issuances of long-term debt combined with the restructuring of existing long-term debt.

Other – First Quarter 2010 Compared with First Quarter 2009

FirstEnergy’s financial results from other operating segments and reconciling items, including interest expense on holding company debt and corporate support services revenues and expenses, resulted in a $17 million decrease in earnings available to FirstEnergy Corp. in the first three months of 2010 compared to the same period in 2009. The decrease resulted primarily from the absence of a favorable tax resolution that occurred in the first quarter of 2009 ($13 million) and charges recorded in the first quarter of 2010 associated with the termination of gas drilling participation rights associated with certain previously owned Ohio properties ($5 million, after tax).

CAPITAL RESOURCES AND LIQUIDITY

FirstEnergy expects its existing sources of liquidity to remain sufficient to meet its anticipated obligations and those of its subsidiaries. FirstEnergy's business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest and dividend payments. During 2010 and in subsequent years, FirstEnergy expects to satisfy these requirements with a combination of cash from operations and funds from the capital markets as market conditions warrant. FirstEnergy also expects that borrowing capacity under credit facilities will continue to be available to manage working capital requirements during those periods.

As of March 31, 2010, FirstEnergy's net deficit in working capital (current assets less current liabilities) was principally due to short-term borrowings ($0.9 billion) and the classification of certain variable interest rate PCRBs as currently payable long-term debt. Currently payable long-term debt as of March 31, 2010, included the following (in millions):

Currently Payable Long-term Debt
PCRBs supported by bank LOCs(1)	$1,553
FGCO and NGC unsecured PCRBs(1)	65
Penelec FMBs(2)	24
NGC collateralized lease obligation bonds	44
Sinking fund requirements	34
Other notes(2)	63
$1,783

(1) Interest rate mode permits individual debt holders to put the respective debt back to the issuer prior to maturity. (2) Mature in November 2010.

Short-Term Borrowings

FirstEnergy had approximately $0.9 billion of short-term borrowings as of March 31, 2010 and $1.2 billion as of December 31, 2009. FirstEnergy's available liquidity as of April 30, 2010, is summarized in the following table:

Company	Type	Maturity	Commitment	Available Liquidity as of April 30, 2010
			(In millions)
FirstEnergy(1)	Revolving	Aug. 2012	$2,750	$1,380
FirstEnergy Solutions	Bank line	Mar. 2011	100	-
Ohio and Pennsylvania Companies	Receivables financing	Various(2)	345	272
		Subtotal	$3,195	$1,652
		Cash	-	357
		Total	$3,195	$2,009

(1) FirstEnergy Corp. and subsidiary borrowers.
(2) Ohio - $200 million (March – May 2010), $250 million (June 2010 – February 2011) matures March 30, 2011; Pennsylvania -
    $145 million matures December 17, 2010

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

The following table summarizes the borrowing sub-limits for each borrower under the facility, as well as the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of March 31, 2010:

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

The revolving credit facility contains financial covenants requiring each borrower to maintain a consolidated debt to total capitalization ratio of no more than 65%, measured at the end of each fiscal quarter. As of March 31, 2010, FirstEnergy's and its subsidiaries' debt to total capitalization ratios (as defined under the revolving credit facility) were as follows:

Borrower
FirstEnergy(1)	61.2%
FES	54.2%
OE	54.3%
Penn	31.9%
CEI	59.8%
TE	59.5%
JCP&L	36.1%
Met-Ed	39.5%
Penelec	54.2%
ATSI	51.1%

(1) As of March 31, 2010, FirstEnergy could issue additional debt of approximately
    $2.8 billion, or recognize a reduction in equity of approximately $1.5 billion, and remain within the limitations of the financial covenants required by its revolving credit facility.

The revolving credit facility does not contain provisions that either restrict the ability to borrow or accelerate repayment of outstanding advances as a result of any change in credit ratings. Pricing is defined in "pricing grids," whereby the cost of funds borrowed under the facility is related to the credit ratings of the company borrowing the funds.

FirstEnergy Money Pools

FirstEnergy's regulated companies also have the ability to borrow from each other and the holding company to meet their short-term working capital requirements. A similar but separate arrangement exists among FirstEnergy's unregulated companies. FESC administers these two money pools and tracks surplus funds of FirstEnergy and the respective regulated and unregulated subsidiaries, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in the first three months of 2010 was 0.49% for the regulated companies' money pool and 0.54% for the unregulated companies' money pool.

Pollution Control Revenue Bonds

As of March 31, 2010, FirstEnergy's currently payable long-term debt included approximately $1.6 billion (FES - $1.5 billion, Met-Ed - $29 million and Penelec - $45 million) of variable interest rate PCRBs, the bondholders of which are entitled to the benefit of irrevocable direct pay bank LOCs. The interest rates on the PCRBs are reset daily or weekly. Bondholders can tender their PCRBs for mandatory purchase prior to maturity with the purchase price payable from remarketing proceeds or, if the PCRBs are not successfully remarketed, by drawings on the irrevocable direct pay LOCs. The subsidiary obligor is required to reimburse the applicable LOC bank for any such drawings or, if the LOC bank fails to honor its LOC for any reason, must itself pay the purchase price.

The LOCs for FirstEnergy variable interest rate PCRBs were issued by the following banks as of March 31, 2010:

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

In April 2010, FGCO purchased approximately $235 million variable rate PCRBs and cancelled its $237 million LOC with KeyBank as shown above. FGCO plans to remarket these securities into a fixed rate mode during 2010.

Long-Term Debt Capacity

As of March 31, 2010, the Ohio Companies and Penn had the aggregate capability to issue approximately $2.3 billion of additional FMBs on the basis of property additions and retired bonds under the terms of their respective mortgage indentures. The issuance of FMBs by the Ohio Companies is also subject to provisions of their senior note indentures generally limiting the incurrence of additional secured debt, subject to certain exceptions that would permit, among other things, the issuance of secured debt (including FMBs) supporting pollution control notes or similar obligations, or as an extension, renewal or replacement of previously outstanding secured debt. In addition, these provisions would permit OE and CEI to incur additional secured debt not otherwise permitted by a specified exception of up to $101 million and $17 million, respectively, as of March 31, 2010. As a result of the indenture provisions, TE cannot incur any additional secured debt. Met-Ed and Penelec had the capability to issue secured debt of approximately $379 million and $345 million, respectively, under provisions of their senior note indentures as of March 31, 2010.

Based upon FGCO's FMB indenture, net earnings and available bondable property additions as of March 31, 2010, FGCO had the capability to issue $2.4 billion of additional FMBs under the terms of that indenture. In June 2009, a new FMB indenture became effective for NGC. Based upon NGC’s FMB indenture, net earnings and available bondable property additions, NGC had the capability to issue $294 million of additional FMBs as of March 31, 2010.

FirstEnergy's access to capital markets and costs of financing are influenced by the ratings of its securities.  On February 11, 2010, S&P issued a report lowering FirstEnergy’s and its subsidiaries credit ratings by one notch, while maintaining its stable outlook.  Moody’s and Fitch affirmed the ratings and stable outlook of FirstEnergy and its subsidiaries on February 11, 2010.   The following table displays FirstEnergy's, FES' and the Utilities' securities ratings as of March 31, 2010.

Issuer	Senior Secured			Senior Unsecured
	S&P	Moodys	Fitch	S&P	Moodys	Fitch
FirstEnergy Corp.	-	-	-	BB+	Baa3	BBB

FirstEnergy Solutions	-	-	-	BBB-	Baa2	BBB

Ohio Edison	BBB	A3	BBB+	BBB-	Baa2	BBB

Pennsylvania Power	BBB+	A3	BBB+	-	-	-

Cleveland Electric Illuminating	BBB	Baa1	BBB	BBB-	Baa3	BBB-

Toledo Edison	BBB	Baa1	BBB	-	-	-

Jersey Central Power & Light	-	-	-	BBB-	Baa2	BBB+

Metropolitan Edison	BBB	A3	BBB+	BBB-	Baa2	BBB

Pennsylvania Electric	BBB	A3	BBB+	BBB-	Baa2	BBB

ATSI	-	-	-	BBB-	Baa1	-

Changes in Cash Position

As of March 31, 2010, FirstEnergy had $310 million in cash and cash equivalents compared to $874 million as of December 31, 2009. As of March 31, 2010 and December 31, 2009, FirstEnergy had approximately $12 million of restricted cash included in other current assets on the Consolidated Balance Sheet.

During the first three months of 2010, FirstEnergy received $620 million of cash dividends from its subsidiaries and paid $168 million in cash dividends to common shareholders.

Cash Flows From Operating Activities

FirstEnergy's consolidated net cash from operating activities is provided primarily by its competitive energy services and energy delivery services businesses (see Results of Operations above). Net cash provided from operating activities increased by $44 million during the first three months of 2010 compared to the comparable period in 2009, as summarized in the following table:

	Three Months Ended March 31
Operating Cash Flows	2010	2009	Increase (Decrease)
	(In millions)
Net income	$149	$115	$34
Non-cash charges and other adjustments	367	375	(8)
Working capital and other	(10)	(28)	18
	$506	$462	$44

The decrease in non-cash charges and other adjustments is primarily due to lower net amortization of regulatory assets ($106 million), including CEI’s $216 million regulatory asset impairment recorded in the first quarter of 2009, partially offset by higher net deferred income taxes and investment tax credits ($87 million) and an increase in the provision for depreciation ($16 million). The changes in working capital and other primarily resulted from a $104 million decrease in prepayments and other current assets and an $58 million increase in accrued taxes, partially offset by a $52 million decrease in accrued interest, a $44 million increase in receivables and a $31 million increase in cash collateral paid. The change in accrued taxes and prepayments primarily relates to the timing of income tax payments. The decrease in accrued interest primarily relates to the $1.2 billion tender offer of holding company notes in the third quarter of 2009 combined with the timing of payments relating to new debt issuances in 2009.

Cash Flows From Financing Activities

In the first three months of 2010, cash used for financing activities was $594 million compared to cash provided from financing activities of $70 million in the first three months of 2009. The decrease was primarily due to new debt issuances in 2009 and the repayment of short-term borrowings in 2010, partially offset by decreased long-term debt redemptions in 2010. The following table summarizes security issuances (net of any discounts) and redemptions.

	Three Months Ended
	March 31
Securities Issued or Redeemed	2010	2009
	(In millions)
New issues
Pollution control notes	$-	$100
Unsecured notes	-	600
	$-	$700

Redemptions
Pollution control notes	$-	$437
Senior secured notes	9	7
Met-Ed unsecured notes	100	-
	$109	$444

Short-term borrowings, net	$(295)	$-

Cash Flows From Investing Activities

Net cash flows used in investing activities resulted primarily from property additions. Additions for the energy delivery services segment primarily represent expenditures related to transmission and distribution facilities. Capital spending by the competitive energy services segment is principally generation-related. The following table summarizes investing activities for the three months ended March 31, 2010 and 2009 by business segment:

Summary of Cash Flows	Property
Provided from (Used for) Investing Activities	Additions	Investments	Other	Total
Sources (Uses)	(In millions)
Three Months Ended March 31, 2010
Energy delivery services	$(166)	$62	$(7)	$(111)
Competitive energy services	(323)	-	(1)	(324)
Other	(3)	-	-	(3)
Inter-Segment reconciling items	(16)	(22)	-	(38)
Total	$(508)	$40	$(8)	$(476)

Three Months Ended March 31, 2009
Energy delivery services	$(165)	$51	$(14)	$(128)
Competitive energy services	(421)	2	(19)	(438)
Other	(49)	(20)	1	(68)
Inter-Segment reconciling items	(19)	(25)	-	(44)
Total	$(654)	$8	$(32)	$(678)

Net cash used for investing activities in the first three months of 2010 decreased by $202 million compared to the first three months of 2009. The decrease was principally due to a $146 million decrease in property additions, which reflects lower AQC system expenditures, and cash proceeds of approximately $114 million from the sale of assets, partially offset by $101 million relating to the acquisition of customer intangible assets.

During the remaining three quarters of 2010, capital requirements for property additions and capital leases are expected to be approximately $1.1 billion. These cash requirements are expected to be satisfied from a combination of internal cash and short-term credit arrangements.

GUARANTEES AND OTHER ASSURANCES

As part of normal business activities, FirstEnergy enters into various agreements on behalf of its subsidiaries to provide financial or performance assurances to third parties. These agreements include contract guarantees, surety bonds and LOCs. Some of the guaranteed contracts contain collateral provisions that are contingent upon either FirstEnergy or its subsidiaries’ credit ratings.

As of March 31, 2010, FirstEnergy’s maximum exposure to potential future payments under outstanding guarantees and other assurances approximated $4.0 billion, as summarized below:

Maximum
Guarantees and Other Assurances	Exposure
(In millions)
FirstEnergy Guarantees on Behalf of its Subsidiaries
Energy and Energy-Related Contracts (1)	$324
LOC (long-term debt) – interest coverage (2)	6
FirstEnergy guarantee of OVEC obligations	300
Other (3)	297
927

Subsidiaries’ Guarantees
Energy and Energy-Related Contracts	54
LOC (long-term debt) – interest coverage (2)	6
FES’ guarantee of NGC’s nuclear property insurance	77
FES’ guarantee of FGCO’s sale and leaseback obligations	2,464
2,601

Surety Bonds	77
LOC (long-term debt) – interest coverage (2)	3
LOC (non-debt) (4)(5)	423
503
Total Guarantees and Other Assurances	$4,031

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
 (4)            Includes $231 million issued for various terms pursuant to LOC capacity available under FirstEnergy’s revolving credit facility.
(5)             Includes approximately $145 million pledged in connection with the sale and leaseback of Beaver Valley Unit 2 by OE and $47 million pledged in connection with the sale and leaseback of Perry by OE.

FirstEnergy guarantees energy and energy-related payments of its subsidiaries involved in energy commodity activities principally to facilitate or hedge normal physical transactions involving electricity, gas, emission allowances and coal. FirstEnergy also provides guarantees to various providers of credit support for the financing or refinancing by its subsidiaries of costs related to the acquisition of property, plant and equipment. These agreements legally obligate FirstEnergy to fulfill the obligations of those subsidiaries directly involved in energy and energy-related transactions or financings where the law might otherwise limit the counterparties' claims. If demands of a counterparty were to exceed the ability of a subsidiary to satisfy existing obligations, FirstEnergy’s guarantee enables the counterparty's legal claim to be satisfied by FirstEnergy’s assets. FirstEnergy believes the likelihood is remote that such parental guarantees will increase amounts otherwise paid by FirstEnergy to meet its obligations incurred in connection with ongoing energy and energy-related activities.

While these types of guarantees are normally parental commitments for the future payment of subsidiary obligations, subsequent to the occurrence of a credit rating downgrade to below investment grade, an acceleration or funding obligation, or a “material adverse event,” the immediate posting of cash collateral, provision of a LOC or accelerated payments may be required of the subsidiary. On February 11, 2010, S&P issued a report lowering FirstEnergy’s and its subsidiaries’ credit ratings by one notch, while maintaining its stable outlook. As a result, FirstEnergy was required to post $46 million of collateral. Moody’s and Fitch affirmed the ratings and stable outlook of FirstEnergy and its subsidiaries. As of March 31, 2010, FirstEnergy’s maximum exposure under these collateral provisions was $428 million, as shown below:

Collateral Provisions	FES	Utilities	Total
	(In millions)
Credit rating downgrade to below investment grade	$318	$10	$328
Acceleration of payment or funding obligation	15	48	63
Material adverse event	37	-	37
Total	$370	$58	$428

Stress case conditions of a credit rating downgrade or “material adverse event” and hypothetical adverse price movements in the underlying commodity markets would increase the total potential amount to $656 million, consisting of $38 million due to “material adverse event” contractual clauses, $63 million due to an acceleration of payment or funding obligation, and $555 million due to a below investment grade credit rating.

Most of FirstEnergy’s surety bonds are backed by various indemnities common within the insurance industry. Surety bonds and related guarantees of $77 million provide additional assurance to outside parties that contractual and statutory obligations will be met in a number of areas including construction contracts, environmental commitments and various retail transactions.

In addition to guarantees and surety bonds, FES’ contracts, including power contracts with affiliates awarded through competitive bidding processes, typically contain margining provisions which require the posting of cash or LOCs in amounts determined by future power price movements. Based on FES’ power portfolio as of March 31, 2010, and forward prices as of that date, FES has posted collateral of $270 million. Under a hypothetical adverse change in forward prices (95% confidence level change in forward prices over a one year time horizon), FES would be required to post an additional $168 million. Depending on the volume of forward contracts entered and future price movements, FES could be required to post higher amounts for margining.

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

OFF-BALANCE SHEET ARRANGEMENTS

FES and the Ohio Companies have obligations that are not included on their Consolidated Balance Sheets related to sale and leaseback arrangements involving the Bruce Mansfield Plant, Perry Unit 1 and Beaver Valley Unit 2, which are satisfied through operating lease payments. The total present value of these sale and leaseback operating lease commitments, net of trust investments, is $1.7 billion as of March 31, 2010.

MARKET RISK INFORMATION

FirstEnergy uses various market risk sensitive instruments, including derivative contracts, primarily to manage the risk of price and interest rate fluctuations. FirstEnergy's Risk Policy Committee, comprised of members of senior management, provides general oversight for risk management activities throughout the company.

Commodity Price Risk

FirstEnergy is exposed to financial and market risks resulting from the fluctuation of interest rates and commodity prices associated with electricity, energy transmission, natural gas, coal, nuclear fuel and emission allowances. To manage the volatility relating to these exposures, FirstEnergy uses a variety of non-derivative and derivative instruments, including forward contracts, options, futures contracts and swaps. The derivatives are used principally for hedging purposes. Certain derivatives must be recorded at their fair value and marked to market. The majority of FirstEnergy's derivative hedging contracts qualify for the normal purchase and normal sale exception and are therefore excluded from the tables below. Contracts that are not exempt from such treatment include certain power purchase agreements with NUG entities that were structured pursuant to the Public Utility Regulatory Policies Act of 1978 and certain purchase power contracts (Note 4). The NUG entities non-trading contracts are adjusted to fair value at the end of each quarter, with a corresponding regulatory asset recognized for above-market costs or regulatory liability for below-market costs. The following table sets forth the change in the fair value of commodity derivative contracts related to energy production as of March 31, 2010:

Increase (Decrease) in the Fair Value of Derivative Contracts	Non-Hedge	Hedge	Total
	(In millions)
Change in the Fair Value of Commodity Derivative Contracts:
Outstanding net liability as of January 1, 2010	$(630)	$(15)	$(645)
Additions/change in value of existing contracts	(276)	(6)	(282)
Settled contracts	94	7	101
Outstanding net liability as of March 31, 2010(1)	$(812)	$(14)	$(826)

Non-Commodity Net Liabilities as of March 31, 2010:
Interest rate swaps	$-	$(2)	$(2)

Net Liabilities-Derivative Contracts as of March 31, 2010	$(812)	$(16)	$(828)

Impact of Changes in Commodity Derivative Contracts(2)
Income Statement effects (pre-tax)	$(27)	$-	$(27)
Balance Sheet effects:
OCI (pre-tax)	$-	$1	$1
Regulatory asset (net)	$155	$-	$155

(1)     Includes $580 million in non-hedge commodity derivative contracts that are primarily related to NUG contracts.
 NUG contracts are subject to regulatory accounting and do not impact earnings.
 (2)       Represents the change in value of existing contracts, settled contracts and changes in techniques/assumptions.

  Derivatives are included on the Consolidated Balance Sheet as of March 31, 2010 as follows:

Balance Sheet Classification	Non-Hedge	Hedge	Total
	(In millions)
Current-
Other assets	$1	$39	$40
Other liabilities	(140)	(47)	(187)

Non-Current-
Other deferred charges	158	22	180
Other non-current liabilities	(831)	(30)	(861)
Net liabilities	$(812)	$(16)	$(828)

The valuation of derivative contracts is based on observable market information to the extent that such information is available. In cases where such information is not available, FirstEnergy relies on model-based information. The model provides estimates of future regional prices for electricity and an estimate of related price volatility. FirstEnergy uses these results to develop estimates of fair value for financial reporting purposes and for internal management decision making (see Note 3 to the consolidated financial statements). Sources of information for the valuation of commodity derivative contracts as of March 31, 2010 are summarized by year in the following table:

Source of Information
- Fair Value by Contract Year	2010	2011	2012	2013	2014	Thereafter	Total
	(In millions)
Prices actively quoted(1)	$(8)	$-	$-	$-	$-	$-	$(8)
Other external sources(2)	(409)	(374)	(166)	(59)	-	-	(1,008)
Prices based on models	-	-	-	-	(1)	192	191
Total(3)	$(417)	$(374)	$(166)	$(59)	$(1)	$192	$(825)

(1)  Represents exchange traded NYMEX futures and options.
(2)  Primarily represents contracts based on broker and ICE quotes.
(3)  Includes $580 million in non-hedge commodity derivative contracts that are primarily related to NUG contracts.
 NUG contracts are subject to regulatory accounting and do not impact earnings.

FirstEnergy performs sensitivity analyses to estimate its exposure to the market risk of its commodity positions. A hypothetical 10% adverse shift (an increase or decrease depending on the derivative position) in quoted market prices in the near term on its derivative instruments would not have had a material effect on its consolidated financial position (assets, liabilities and equity) or cash flows as of March 31, 2010. Based on derivative contracts held as of March 31, 2010, an adverse 10% change in commodity prices would decrease net income by approximately $4 million during the next 12 months.

Interest Rate Swap Agreements – Fair Value Hedges

FirstEnergy uses fixed-for-floating interest rate swap agreements to hedge a portion of the consolidated interest rate risk associated with the debt portfolio of its subsidiaries. These derivatives are treated as fair value hedges of fixed-rate, long-term debt issues, protecting against the risk of changes in the fair value of fixed-rate debt instruments due to lower interest rates. Swap maturities, call options, fixed interest rates and interest payment dates match those of the underlying obligations. As of March 31, 2010, the debt underlying the $950 million outstanding notional amount of interest rate swaps had a weighted average fixed interest rate of 5.5%, which the swaps have converted to a current weighted average variable rate of 3.74%. The fair value of the interest rate swaps designated as fair value hedges was immaterial as of March 31, 2010.

On April 29, 2010, April 30, 2010 and May 3, 2010, FirstEnergy executed multiple fixed-for-floating interest rate swap agreements with combined notional amounts of $1.3 billion, $300 million and $600 million, respectively, to hedge a portion of the consolidated interest rate risk associated with the debt portfolio of its subsidiaries. This is consistent with FirstEnergy’s risk management policy and its 2010 financial plan. These derivatives will be treated as fair value hedges of fixed-rate, long-term debt issues, protecting against the risk of changes in the fair value of fixed-rate debt instruments due to lower interest rates. As of May 3, 2010, the debt underlying the $2.2 billion outstanding notional amount of interest rate swaps had a weighted average fixed interest rate of 6%, which the swaps have converted to a current weighted average variable rate of 3.4%.

Forward Starting Swap Agreements - Cash Flow Hedges

FirstEnergy used forward starting swap agreements to hedge a portion of the consolidated interest rate risk associated with issuances of fixed-rate, long-term debt securities of its subsidiaries. These derivatives were treated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury rates between the date of hedge inception and the date of the debt issuance. During the first three months of 2010, FirstEnergy terminated forward swaps with a notional value of $100 million. The termination of the forward starting swap agreements did not materially impact FirstEnergy’s net income and no forward starting swap agreements were outstanding as of March 31, 2010.

Equity Price Risk

FirstEnergy provides a noncontributory qualified defined benefit pension plan that covers substantially all of its employees and non-qualified pension plans that cover certain employees. The plan provides defined benefits based on years of service and compensation levels. FirstEnergy also provides health care benefits (which include certain employee contributions, deductibles, and co-payments) upon retirement to employees hired prior to January 1, 2005, their dependents, and under certain circumstances, their survivors. The benefit plan assets and obligations are remeasured annually using a December 31 measurement date or as significant triggering events occur. As of December 31, 2009, the pension plan was underfunded. FirstEnergy currently estimates that additional cash contributions will be required beginning in 2012. The overall actual investment result during 2009 was a gain of 13.6% compared to an assumed 9% positive return. Based on a 6% discount rate, FirstEnergy’s pre-tax net periodic pension and OPEB expense was $24 million in the first quarter of 2010.

Nuclear decommissioning trust funds have been established to satisfy NGC's and the Utilities' nuclear decommissioning obligations. As of March 31, 2010, approximately 17% of the funds were invested in equity securities and 83% were invested in fixed income securities, with limitations related to concentration and investment grade ratings. The equity securities are carried at their market value of approximately $311 million as of March 31, 2010. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $31 million reduction in fair value as of March 31, 2010. The decommissioning trusts of JCP&L and the Pennsylvania Companies are subject to regulatory accounting, with unrealized gains and losses recorded as regulatory assets or liabilities, since the difference between investments held in trust and the decommissioning liabilities will be recovered from or refunded to customers. NGC, OE and TE recognize in earnings the unrealized losses on available-for-sale securities held in their nuclear decommissioning trusts as other-than-temporary impairments. FirstEnergy continues to evaluate the status of its funding obligations for the decommissioning of these nuclear facilities and does not expect to make additional cash contributions to the nuclear decommissioning trusts in 2010 other than the required annual trust contributions.

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

FirstEnergy maintains credit policies with respect to its counterparties to manage overall credit risk. This includes performing independent risk evaluations, actively monitoring portfolio trends and using collateral and contract provisions to mitigate exposure. As part of its credit program, FirstEnergy aggressively manages the quality of its portfolio of energy contracts, evidenced by a current weighted average risk rating for energy contract counterparties of BBB (S&P). As of March 31, 2010, the largest credit concentration was with J. Aron & Company, which is currently rated investment grade, representing 7.4% of FirstEnergy’s total approved credit risk.

OUTLOOK

As a result of economic conditions and the milder weather experienced in the first quarter of 2010, 2010 distribution sales are expected to be approximately 106 million MWH in 2010, while generation output for 2010 is expected to be 77.1 million MWH.

State Regulatory Matters

Regulatory assets that do not earn a current return totaled approximately $213 million as of March 31, 2010 (JCP&L - $46 million, Met-Ed - $122 million, and Penelec - $47 million). Regulatory assets not earning a current return (primarily for certain regulatory transition costs and employee postretirement benefits) are expected to be recovered by 2014 for JCP&L and by 2020 for Met-Ed and Penelec. The following table discloses regulatory assets by company:

	March 31,	December 31,	Increase
Regulatory Assets	2010	2009	(Decrease)
	(In millions)
OE	$432	$465	$(33)
CEI	498	546	(48)
TE	82	70	12
JCP&L	856	888	(32)
Met-Ed	393	357	36
Penelec	119	9	110
Other	18	21	(3)
Total	$2,398	$2,356	$42

Regulatory assets by source are as follows:

	March 31,	December 31,	Increase
Regulatory Assets By Source	2010	2009	(Decrease)
	(In millions)
Regulatory transition costs	$1,219	$1,100	$119
Customer shopping incentives	113	154	(41)
Customer receivables for future income taxes	335	329	6
Loss on reacquired debt	50	51	(1)
Employee postretirement benefits	21	23	(2)
Nuclear decommissioning, decontamination
and spent fuel disposal costs	(174)	(162)	(12)
Asset removal costs	(235)	(231)	(4)
MISO/PJM transmission costs	157	148	9
Fuel costs	377	369	8
Distribution costs	431	482	(51)
Other	104	93	11
Total	$2,398	$2,356	$42

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

In April 2007, ReliabilityFirst performed a routine compliance audit of FirstEnergy’s bulk-power system within the Midwest ISO region and found it to be in full compliance with all audited reliability standards. Similarly, in October 2008, ReliabilityFirst performed a routine compliance audit of FirstEnergy’s bulk-power system within the PJM region and found it to be in full compliance with all audited reliability standards. FirstEnergy’s MISO facilities are next due for the periodic audit by ReliabilityFirst later this year.

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

SB221, which became effective on July 31, 2008, required all electric utilities to file an ESP, and permitted the filing of an MRO. On July 31, 2008, the Ohio Companies filed with the PUCO a comprehensive ESP and a separate MRO. The PUCO denied the MRO application; however, the PUCO later granted the Ohio Companies’ application for rehearing for the purpose of further consideration of the matter. The PUCO has not yet issued a substantive Entry on Rehearing. The ESP proposed by the Ohio Companies was approved by the PUCO on December 19, 2008.  The Ohio Companies thereafter withdrew and terminated the ESP and continued their rate plan then in effect as allowed by the terms of SB221. On December 31, 2008, the Ohio Companies conducted a CBP for the procurement of electric generation for retail customers from January 5, 2009 through March 31, 2009. On January 9, 2009, the Ohio Companies requested the implementation of a new fuel rider to recover the costs resulting from the December 31, 2008 CBP. The PUCO ultimately approved the Ohio Companies’ request for a new fuel rider, which recovered the increased purchased power costs for OE and TE, and recovered a portion of those costs for CEI, with the remainder being deferred for future recovery.

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

SB221 also requires electric distribution utilities to implement energy efficiency programs. Under the provisions of SB221, the Ohio Companies are required to achieve a total annual energy savings equivalent of approximately 166,000 MWH in 2009, 290,000 MWH in 2010, 410,000 MWH in 2011, 470,000 MWH in 2012 and 530,000 MWH in 2013, with additional savings required through 2025. Utilities are also required to reduce peak demand in 2009 by 1%, with an additional .75% reduction each year thereafter through 2018. The PUCO may amend these benchmarks in certain, limited circumstances, and the Ohio Companies have filed an application with the PUCO seeking such amendments. On January 7, 2010, the PUCO amended the 2009 energy efficiency benchmarks to zero, contingent upon the Ohio Companies meeting the revised benchmarks in a period of not more than three years. On March 10, 2010, the PUCO found that due to a change in PUCO rules subsequent to the filing of the Ohio Companies’ application, the Ohio Companies’ application seeking a reduction of the peak demand reduction requirements was moot. In its March 10, 2010, Entry the PUCO also found that the Companies peak demand reduction programs complied with PUCO rules.

The Ohio Companies are presently involved in collaborative efforts related to energy efficiency programs, including filing applications for approval of those programs with the PUCO, as well as other implementation efforts arising out of the Supplemental Stipulation. On December 15, 2009, the Ohio Companies filed the required three year portfolio plan seeking approval for the programs they intend to implement to meet the energy efficiency and peak demand reduction requirements for the 2010-2012 period. The PUCO set the matter for a hearing that was completed on March 8, 2010, and all briefing was completed by April 12, 2010. On March 8, 2010, the Ohio Companies filed their 2009 Status Update Report with the PUCO in which they indicated compliance with the 2009 statutory energy efficiency and peak demand benchmarks as those benchmarks were amended as described above.  Interested parties filed comments on the Report.  The PUCO has yet to address these comments. The Ohio Companies expect that all costs associated with compliance will be recoverable from customers.

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

Additionally under SB221, electric utilities and electric service companies are required to serve part of their load from renewable energy resources equivalent to 0.25% of the KWH they serve in 2009. In August and October 2009, the Ohio Companies conducted RFPs to secure RECs. The RFPs sought RECs, including solar RECs and RECs generated in Ohio in order to meet the Ohio Companies’ alternative energy requirements as set forth in SB221 for 2009, 2010 and 2011. The RECs acquired through these two RFPs will be used to help meet the renewable energy requirements established under SB221 for 2009, 2010 and 2011. On December 7, 2009, the Ohio Companies filed an application with the PUCO seeking a force majeure determination regarding the Ohio Companies’ compliance with the 2009 solar energy resources benchmark, and seeking a reduction in the benchmark. On March 10, 2010, the PUCO found that there was an insufficient quantity of solar energy resources reasonably available in the market and thus granted the Ohio Companies’ application seeking force majeure. The PUCO reduced the Ohio Companies’ aggregate 2009 benchmark to the level of solar RECs the Ohio Companies’ acquired through their 2009 RFP processes, provided the Companies’ 2010 alternative energy requirements be increased to include the shortfall for the 2009 solar REC benchmark. On April 15, 2010, the Ohio Companies and FES (due to its status as an electric service company in Ohio) filed compliance reports with the PUCO setting forth how they individually satisfied the alternative energy requirements in SB221 for 2009. FES also applied for a force majeure determination from the PUCO regarding a portion of their compliance with the 2009 solar energy resource benchmark, which application is still pending.

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

On March 23, 2010, the Ohio Companies filed an application for a new ESP, which if approved by the PUCO, would go into effect on June 1, 2011 and conclude on May 31, 2014. Attached to the application was a Stipulation and Recommendation signed by the Ohio Companies, the Staff of the PUCO, and an additional fourteen parties signing as Signatory Parties, with two additional parties agreeing not to oppose the adoption of the Stipulation. The material terms of the Stipulation include a CBP similar to the one used in May 2009 and the one proposed in the October 2009 MRO filing; a 6% generation discount to certain low-income customers provided by the Ohio Companies through a bilateral wholesale contract with FES; no increase in base distribution rates through May 31, 2014; and a new distribution rider, Delivery Capital Recovery Rider (Rider DCR), to recover a return of, and on, capital investments in the delivery system. This Rider replaces the Delivery Service Improvement Rider (Rider DSI) which terminates by its own terms. The Ohio Companies also agree not to collect certain amounts associated with RTEP and administrative costs associated with the move to PJM. Many of the existing riders approved in the previous ESP remain in effect, some with modifications. The new ESP also requests the resolution of current proceedings pending at the PUCO regarding corporate separation, elements of the smart grid proceeding and the move to PJM. The evidentiary hearing began on April 20, 2010, at the PUCO. The Stipulation requested a decision by the PUCO by May 5, 2010. On April 28, 2010, the PUCO Chairman issued a statement that the PUCO will not issue a decision on May 5, 2010, and will take additional time to review the case record. FirstEnergy recorded approximately $39.5 million of regulatory asset impairments and expenses related to the ESP.

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

On May 22, 2008, the PPUC approved Met-Ed and Penelec annual updates to the TSC rider for the period June 1, 2008, through May 31, 2009. The TSCs included a component for under-recovery of actual transmission costs incurred during the prior period (Met-Ed - $144 million and Penelec - $4 million) and transmission cost projections for June 2008 through May 2009 (Met-Ed - $258 million and Penelec - $92 million). Met-Ed received PPUC approval for a transition approach that would recover past under-recovered costs plus carrying charges through the new TSC over thirty-one months and defer a portion of the projected costs ($92 million) plus carrying charges for recovery through future TSCs by December 31, 2010. Various intervenors filed complaints against those filings. In addition, the PPUC ordered an investigation to review the reasonableness of Met-Ed’s TSC, while at the same time allowing Met-Ed to implement the rider June 1, 2008, subject to refund. On July 15, 2008, the PPUC directed the ALJ to consolidate the complaints against Met-Ed with its investigation and a litigation schedule was adopted. Hearings and briefing for both Met-Ed and Penelec have concluded. On August 11, 2009, the ALJ issued a Recommended Decision to the PPUC approving Met-Ed’s and Penelec’s TSCs as filed and dismissing all complaints. Exceptions by various interveners were filed and reply exceptions were filed by Met-Ed and Penelec. The PPUC adopted a Motion on January 28, 2010 and subsequently entered an Order on March 3, 2010 which denies the recovery of marginal transmission losses through the TSC rider for the period of June 1, 2007 through March 31, 2008, directs Met-Ed and Penelec to submit a new tariff or tariff supplement reflecting the removal of marginal transmission losses from the TSC, and instructs Met-Ed and Penelec to work with the various intervening parties to file a recommendation to the PPUC regarding the establishment of a separate account for all marginal transmission losses collected from ratepayers plus interest to be used to mitigate future generation rate increases beginning January 1, 2011. On March 18, 2010, Met-Ed and Penelec filed a Petition with the PPUC requesting that it stay the portion of the March 3, 2010 Order requiring the filing of tariff supplements to end collection of marginal transmission loss costs. By Order entered March 25, 2010, the PPUC granted the requested stay until December 31, 2010. On April 1, 2010, Met-Ed and Penelec filed a Petition for Review with the Commonwealth Court of Pennsylvania appealing the PPUC’s March 3, 2010 Order. Although the ultimate outcome of this matter cannot be determined at this time, it is the belief of Met-Ed and Penelec that they should prevail in the appeal and therefore expect to fully recover the approximately $199.7 million ($158.5 million for Met-Ed and $41.2 million for Penelec) in marginal transmission losses for the period prior to January 1, 2011. On April 2, 2010, Met-Ed and Penelec filed a Response to the PPUC’s March 3, 2010 Order requesting approval of procedures to establish separate accounts to track all marginal transmission loss revenues and related interest and the use of those funds to mitigate future generation rate increases commencing January 1, 2011

On May 28, 2009, the PPUC approved Met-Ed’s and Penelec’s annual updates to their TSC rider for the period June 1, 2009 through May 31, 2010 subject to the outcome of the proceeding related to the 2008 TSC filing described above, as required in connection with the PPUC’s January 2007 rate order. For Penelec’s customers the new TSC resulted in an approximate 1% decrease in monthly bills, reflecting projected PJM transmission costs as well as a reconciliation for costs already incurred. The TSC for Met-Ed’s customers increased to recover the additional PJM charges paid by Met-Ed in the previous year and to reflect updated projected costs. In order to gradually transition customers to the higher rate, the PPUC approved Met-Ed’s proposal to continue to recover the prior period deferrals allowed in the PPUC’s May 2008 Order and defer $57.5 million of projected costs to a future TSC to be fully recovered by December 31, 2010. Under this proposal, monthly bills for Met-Ed’s customers would increase approximately 9.4% for the period June 2009 through May 2010.

Act 129 became effective in 2008 and addresses issues such as: energy efficiency and peak load reduction; generation procurement; time-of-use rates; smart meters; and alternative energy. Among other things Act 129 required utilities to file with the PPUC an energy efficiency and peak load reduction plan, or EE&C Plan, by July 1, 2009, setting forth the utilities’ plans to reduce energy consumption by a minimum of 1% and 3% by May 31, 2011 and May 31, 2013, respectively, and to reduce peak demand by a minimum of 4.5% by May 31, 2013. On July 1, 2009, Met-Ed, Penelec, and Penn filed EE&C Plans with the PPUC in accordance with Act 129. The Pennsylvania Companies submitted a supplemental filing on July 31, 2009, to revise the Total Resource Cost test items in the EE&C Plans pursuant to the PPUC’s June 23, 2009 Order. Following evidentiary hearings and further revisions to the EE&C Plans, the Pennsylvania Companies filed final plans and tariff revisions on February 5, 2010 consistent with the minor revisions required by the PPUC. The PPUC entered an Order on February 26, 2010 approving the final plans and the tariff rider with rates effective March 1, 2010.

Act 129 also required utilities to file by August 14, 2009 with the PPUC smart meter technology procurement and installation plan to provide for the installation of smart meter technology within 15 years. On August 14, 2009, Met-Ed, Penelec and Penn jointly filed a Smart Meter Technology Procurement and Installation Plan. Consistent with the PPUC’s rules, this plan proposes a 24-month assessment period in which the Pennsylvania Companies will assess their needs, select the necessary technology, secure vendors, train personnel, install and test support equipment, and establish a cost effective and strategic deployment schedule, which currently is expected to be completed in fifteen years. Met-Ed, Penelec and Penn estimate assessment period costs at approximately $29.5 million, which the Pennsylvania Companies, in their plan, proposed to recover through an automatic adjustment clause. An Initial Decision was issued by the presiding ALJ on January 28, 2010. The ALJ’s Initial Decision approved the Smart Meter Plan as modified by the ALJ, including: ensuring that the smart meters to be deployed include the capabilities listed in the PPUC’s Implementation Order; eliminating the provision of interest in the 1307(e) reconciliation; providing for the recovery of reasonable and prudent costs minus resulting savings from installation and use of smart meters; and reflecting that administrative start-up costs be expensed and the costs incurred for research and development in the assessment period be capitalized. On April 15, 2010, the PPUC adopted a Motion by Chairman Cawley that modified the ALJ’s initial decision issued on January 28, 2010, and decided various issues regarding the Smart Meter Implementation Plan (SMIP) for the Pennsylvania Companies. An order consistent with Chairman Cawley’s Motion is anticipated to be entered in the near future, in which event the Pennsylvania Companies will move forward with the Smart Meter Technology Procurement and Installation Plan.

Legislation addressing rate mitigation and the expiration of rate caps was introduced in the legislative session that ended in 2008; several bills addressing these issues were introduced in the 2009 legislative session. The final form and impact of such legislation is uncertain.

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

On February 8, 2010, Penn filed with the PPUC a generation procurement plan covering the period June 1, 2011 through May 31, 2013. The plan is designed to provide adequate and reliable service via a prudent mix of long-term, short-term and spot market generation supply, as required by Act 129. The plan proposed a staggered procurement schedule, which varies by customer class, through the use of a descending clock auction. A preliminary conference was held on March 26, 2010, and, among other things, established a procedural schedule.  Evidentiary hearings are scheduled for June 15-16, 2010. The PPUC is required to issue an order on the plan no later than November 8, 2010.

New Jersey

JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers, costs incurred under NUG agreements, and certain other stranded costs, exceed amounts collected through BGS and NUGC rates and market sales of NUG energy and capacity. As of March 31, 2010, the accumulated deferred cost balance totaled approximately $55 million.

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

On January 28, 2009, the NJBPU adopted an order establishing the general process and contents of specific EMP plans that must be filed by New Jersey electric and gas utilities in order to achieve the goals of the EMP. On April 16, 2010, the BPU issued an order indefinitely suspending the requirement of the New Jersey utilities to submit Utility Master Plans until such time as the status of the EMP has been made clear. At this time, FirstEnergy and JCP&L cannot determine the impact, if any, the EMP may have on their operations.

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

On February 11, 2010, S&P downgraded the senior unsecured debt of FirstEnergy Corp. to BB+. As a result, pursuant to the requirements of a pre-existing NJBPU order, JCP&L filed, on February 17, a plan addressing the mitigation of any effect of the downgrade and which provided an assessment of present and future liquidity necessary to assure JCP&L’s continued payment to BGS suppliers. The NJBPU subsequently held a public hearing to review the plan and available options. On March 17, 2010, the NJBPU determined that JCP&L demonstrated that it has ample resources available to continue uninterrupted payments to BGS suppliers and that there are no concerns with JCP&L's liquidity and therefore no further action is required.

FERC Matters

Transmission Service between MISO and PJM

On November 18, 2004, the FERC issued an order eliminating the through and out rate for transmission service between the MISO and PJM regions. The FERC’s intent was to eliminate multiple transmission charges for a single transaction between the MISO and PJM regions. The FERC also ordered MISO, PJM and the transmission owners within MISO and PJM to submit compliance filings containing a rate mechanism to recover lost transmission revenues created by elimination of this charge (referred to as the Seams Elimination Cost Adjustment or SECA) during a 16-month transition period. The FERC issued orders in 2005 setting the SECA for hearing. The presiding judge issued an initial decision on August 10, 2006, rejecting the compliance filings made by MISO, PJM and the transmission owners, and directing new compliance filings. This decision is subject to review and approval by the FERC. A final order is pending before the FERC, and in the meantime, FirstEnergy affiliates have been negotiating and entering into settlement agreements with other parties in the docket to mitigate the risk of lower transmission revenue collection associated with an adverse order. On September 26, 2008, the MISO and PJM transmission owners filed a motion requesting that the FERC approve the pending settlements and act on the initial decision. On November 20, 2008, FERC issued an order approving uncontested settlements, but did not rule on the initial decision. On December 19, 2008, an additional order was issued approving two contested settlements. On October 29, 2009, March 17, 2010 and April 8, 2010, FirstEnergy, filed additional settlement agreements with FERC to resolve outstanding claims with various parties. FirstEnergy is actively pursuing settlement agreements with other parties to the case. On December 8, 2009, certain parties sought a writ of mandamus from the DC Circuit Court of Appeals directing FERC to issue an order on the Initial Decision. The Court agreed to hold this matter in abeyance based upon FERC’s representation to use good faith efforts to issue a substantive ruling on the initial decision no later than May 27, 2010. If FERC fails to act, the case will be submitted for briefing in June. The outcome of this matter cannot be predicted.

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

The FERC’s April 19, 2007 order and related order denying a request for rehearing were appealed to the U.S. Court of Appeals for the Seventh Circuit, which issued a decision on August 6, 2009. The court affirmed FERC’s ratemaking treatment for existing transmission facilities, but found that FERC had not supported its decision to allocate costs for new 500+ kV facilities on a postage-stamp basis and, based on this finding, remanded the rate design issue back to FERC. A request for rehearing and rehearing en banc by two companies was denied by the Seventh Circuit on October 20, 2009.

In an order dated January 21, 2010, FERC set the matter for “paper hearings” – meaning that FERC called for parties to submit comments or written testimony pursuant to the schedule described in the order. FERC identified nine separate issues for comments, and directed PJM to file the first round of comments on February 22, 2010, with other parties submitting responsive comments within 45 days, and reply comments 30 days later. PJM filed certain studies with FERC on April 13, 2010, in response to the FERC order.  Interested parties may file responsive comments or studies by May 28, 2010.  Reply comments are due by June 28, 2010.

The FERC’s orders on PJM rate design prevented the allocation of a portion of the revenue requirement of existing transmission facilities of other utilities to JCP&L, Met-Ed and Penelec. In addition, the FERC’s decision to allocate the cost of new 500 kV and above transmission facilities on a postage-stamp basis reduces the cost of future transmission to be recovered from the JCP&L, Met-Ed and Penelec zones. FERC has no specific time frame to rule in this matter.

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

On March 10, 2010, FERC granted FirstEnergy’s request for expedited hearing on the conduct of the FRR auctions. The Ohio Companies and Penn obtained their PJM capacity requirements for the 2011 and 2012 delivery years in the FRR auctions conducted March 15-19, 2010. The PJM market monitor certified the FRR auction results on March 25, 2010, and the auction results were released by PJM on March 26, 2010. On March 29, 2010, the Ohio Companies and Penn signed agreements with all winning suppliers. In May 2010, the Ohio Companies and Penn’s load will be included in the PJM Base Residual Auction for the delivery year beginning 2013. FirstEnergy and unaffiliated generation and loads in the ATSI footprint are also expected to participate in the Base Residual Auction. FirstEnergy expects to integrate into PJM effective June 1, 2011.

Changes ordered for PJM Reliability Pricing Model (RPM) Auction

On May 30, 2008, a group of PJM load-serving entities, state commissions, consumer advocates, and trade associations (referred to collectively as the RPM Buyers) filed a complaint at the FERC against PJM alleging that three of the four transitional RPM auctions yielded prices that are unjust and unreasonable under the FPA. On September 19, 2008, the FERC denied the RPM Buyers’ complaint. On December 12, 2008, PJM filed proposed tariff amendments that would adjust slightly the RPM program. PJM also requested that the FERC conduct a settlement hearing to address changes to the RPM and suggested that the FERC should rule on the tariff amendments only if settlement could not be reached in January 2009. The request for settlement hearings was granted. Settlement had not been reached by January 9, 2009 and, accordingly, FirstEnergy and other parties submitted comments on PJM’s proposed tariff amendments. On January 15, 2009, the Chief Judge issued an order terminating settlement discussions. On February 9, 2009, PJM and a group of stakeholders submitted an offer of settlement, which used the PJM December 12, 2008 filing as its starting point, and stated that unless otherwise specified, provisions filed by PJM on December 12, 2008 apply.

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

MISO Complaints Versus PJM

On March 9, 2010, MISO filed two complaints against PJM with FERC under Sections 206, 306, and 309 of the FPA alleging violations of the MISO/PJM Joint Operating Agreement (JOA). In the first complaint, MISO alleged that by failing to account for the market flows from 34 PJM generators over the period from 2007-2009, PJM underpaid MISO by a total of roughly $75 million including interest. For the period from 2005-2007, MISO claimed an underpayment by PJM of at least $12 million plus interest.  MISO also claimed that PJM failed to maintain required records necessary to calculate underbilling for the 2005-2007 billing.

In the second complaint, MISO alleged that PJM has refused to comply with provisions of the JOA requiring market-to-market dispatch since 2009, and is improperly demanding repayment of redispatch payments previously made to MISO.

PJM filed its answers to the complaints on April 12, 2010, opposing the relief sought by MISO. In addition, on April 12, 2010, PJM filed a complaint with FERC pursuant to Section 206, 306, and 309 alleging that MISO is violating the JOA with PJM by initiating market-to-market coordination and financial settlements for substitute (proxy) reciprocal coordinated flowgates between MISO and PJM. PJM claims that the JOA does not permit MISO to initiate market-to-market settlements using proxy flowgates in lieu of designated reciprocal coordinated flowgates. This complaint addresses substantially the same issues as the second MISO complaint, in which MISO argues that the use of proxy flowgates is permitted by agreement of the RTOs and operating practice. Each party filed a complaint in order to ensure their right to claim refunds, if any, if successful in their arguments at FERC.

FirstEnergy has intervened in all three proceedings, and timely filed comments supporting MISO in its first complaint, relating to improper accounting of market flows resulting in underpayments from 2005-2009.  FirstEnergy is unable to predict the outcome of this matter.

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

In October 2007, PennFuture and three of its members filed a citizen suit under the federal CAA, alleging violations of air pollution laws at the Bruce Mansfield Plant, including opacity limitations, in the U.S. District Court for the Western District of Pennsylvania. In July 2008, three additional complaints were filed against FGCO in the U.S. District Court for the Western District of Pennsylvania seeking damages based on Bruce Mansfield Plant air emissions. In addition to seeking damages, two of the three complaints seek to enjoin the Bruce Mansfield Plant from operating except in a “safe, responsible, prudent and proper manner”, one being a complaint filed on behalf of twenty-one individuals and the other being a class action complaint, seeking certification as a class action with the eight named plaintiffs as the class representatives. On October 16, 2009, a settlement reached with PennFuture and one of the three individual complainants was approved by the Court, which dismissed the claims of PennFuture and of the settling individual. The other two non-settling individuals are now represented by counsel handling the three cases filed in July 2008. FGCO believes those claims are without merit and intends to defend itself against the allegations made in those three complaints. The Pennsylvania Department of Health, under a Cooperative Agreement with the Agency for Toxic Substances and Disease Registry, completed a Health Consultation regarding the Mansfield Plant and issued a report dated March 31, 2009, which concluded there is insufficient sampling data to determine if any public health threat exists for area residents due to emissions from the Mansfield Plant. The report recommended additional air monitoring and sample analysis in the vicinity of the Mansfield Plant, which the Pennsylvania Department of Environmental Protection has completed.

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

Hazardous Air Pollutant Emissions

In December 2000, the EPA announced it would proceed with the development of regulations regarding hazardous air pollutants from electric power plants, identifying mercury as the hazardous air pollutant of greatest concern. In March 2005, the EPA finalized the CAMR, which provides a cap-and-trade program to reduce mercury emissions from coal-fired power plants in two phases; initially, capping national mercury emissions at 38 tons by 2010 (as a "co-benefit" from implementation of SO2 and NOX emission caps under the EPA's CAIR program) and 15 tons per year by 2018. Several states and environmental groups appealed the CAMR to the U.S. Court of Appeals for the District of Columbia. On February 8, 2008, the Court vacated the CAMR, ruling that the EPA failed to take the necessary steps to “de-list” coal-fired power plants from its hazardous air pollutant program and, therefore, could not promulgate a cap-and-trade program. The EPA petitioned for rehearing by the entire Court, which denied the petition in May 2008. In October 2008, the EPA (and an industry group) petitioned the U.S. Supreme Court for review of the Court’s ruling vacating CAMR. On February 6, 2009, the EPA moved to dismiss its petition for certiorari. On February 23, 2009, the Supreme Court dismissed the EPA’s petition and denied the industry group’s petition. On April 15, 2010, the EPA entered into a consent decree requiring it to propose maximum achievable control technology (MACT) regulations for mercury and other hazardous air pollutants by March 16, 2011, and to finalize the regulations by November 16, 2011. On April 29, 2010, the EPA issued proposed MACT regulations requiring emissions reductions of mercury and other hazardous air pollutants from non-electric generating unit boilers, including boilers which do not use fossil fuels such as the proposed Burger biomass repowering project. If finalized, the non-electric generating unit MACT regulations could also provide precedent for MACT standards applicable to electric generating units.  Depending on the action taken by the EPA and on how any future regulations are ultimately implemented, FGCO’s future cost of compliance with MACT regulations may be substantial and changes to FGCO’s operations may result.

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

Climate Change

In December 1997, delegates to the United Nations' climate summit in Japan adopted an agreement, the Kyoto Protocol, to address global warming by reducing, by 2012, the amount of man-made GHG, including CO2, emitted by developed countries. The U.S. signed the Kyoto Protocol in 1998 but it was never submitted for ratification by the U.S. Senate. The EPACT established a Committee on Climate Change Technology to coordinate federal climate change activities and promote the development and deployment of GHG reducing technologies. President Obama has announced his Administration’s “New Energy for America Plan” that includes, among other provisions, ensuring that 10% of electricity used in the United States comes from renewable sources by 2012, increasing to 25% by 2025, and implementing an economy-wide cap-and-trade program to reduce GHG emissions by 80% by 2050.

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

On April 2, 2007, the U.S. Supreme Court found that the EPA has the authority to regulate CO2 emissions from automobiles as “air pollutants” under the CAA. Although this decision did not address CO2 emissions from electric generating plants, the EPA has similar authority under the CAA to regulate “air pollutants” from those and other facilities. In September 2009, the EPA finalized a national GHG emissions collection and reporting rule that will require FirstEnergy to measure GHG emissions commencing in 2010 and submit reports commencing in 2011. Also in September 2009, the EPA proposed new thresholds for GHG emissions that define when CAA permits under the NSR and Title V operating permits programs would be required. The EPA is proposing a major source emissions applicability threshold of 25,000 tons per year (tpy) of carbon dioxide equivalents (CO2e) for existing facilities under the Title V operating permits program and the Prevention of Significant Determination (PSD) portion of NSR. The EPA is also proposing a significance level between 10,000 and 25,000 tpy CO2e to determine if existing major sources making modifications that result in an increase of emissions above the significance level would be required to obtain a PSD permit. In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act.” The EPA’s finding concludes that concentrations of several key GHG increase the threat of climate change. In April 2010, EPA finalized new GHG standards for model years 2012 to 2016 passenger cars, light-duty trucks and medium-duty passenger vehicles requiring an estimated combined average emissions level of 250 grams of CO2 per mile in model year 2016 and clarified that GHG regulation under the CAA will not be triggered for electric generating plants and other stationary sources until January 2, 2011, at the earliest.

On September 21, 2009, the U.S. Court of Appeals for the Second Circuit and on October 16, 2009, the U.S. Court of Appeals for the Fifth Circuit, reversed and remanded lower court decisions that had dismissed complaints alleging damage from GHG emissions on jurisdictional grounds. On February 6, 2010, the Fifth Circuit granted defendants’ petition for rehearing en banc and on April 30, 2010, the Fifth Circuit cancelled the en banc hearing. On March 5, 2010, the Second Circuit denied defendants’ petition for rehearing and rehearing en banc. These cases involve common law tort claims, including public and private nuisance, alleging that GHG emissions contribute to global warming and result in property damages. While FirstEnergy is not a party to either litigation, should the courts of appeals decisions be affirmed or not subjected to further review, FirstEnergy and/or one or more of its subsidiaries could be named in actions making similar allegations.

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

On September 7, 2004, the EPA established new performance standards under Section 316(b) of the Clean Water Act for reducing impacts on fish and shellfish from cooling water intake structures at certain existing large electric generating plants. The regulations call for reductions in impingement mortality (when aquatic organisms are pinned against screens or other parts of a cooling water intake system) and entrainment (which occurs when aquatic life is drawn into a facility's cooling water system). On January 26, 2007, the U.S. Court of Appeals for the Second Circuit remanded portions of the rulemaking dealing with impingement mortality and entrainment back to the EPA for further rulemaking and eliminated the restoration option from the EPA’s regulations. On July 9, 2007, the EPA suspended this rule, noting that until further rulemaking occurs, permitting authorities should continue the existing practice of applying their best professional judgment to minimize impacts on fish and shellfish from cooling water intake structures. On April 1, 2009, the U.S. Supreme Court reversed one significant aspect of the Second Circuit Court’s opinion and decided that Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures. The EPA is developing a new regulation under Section 316(b) of the Clean Water Act consistent with the opinions of the Supreme Court and the Court of Appeals which have created significant uncertainty about the specific nature, scope and timing of the final performance standard. FirstEnergy is studying various control options and their costs and effectiveness. Depending on the results of such studies and the EPA’s further rulemaking and any action taken by the states exercising best professional judgment, the future costs of compliance with these standards may require material capital expenditures.

The U.S. Attorney's Office in Cleveland, Ohio has advised FGCO that it is considering prosecution under the Clean Water Act and the Migratory Bird Treaty Act for three petroleum spills at the Edgewater, Lakeshore and Bay Shore plants which occurred on November 1, 2005, January 26, 2007 and February 27, 2007. FGCO is unable to predict the outcome of this matter.

Regulation of Waste Disposal

As a result of the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act of 1976, federal and state hazardous waste regulations have been promulgated. Certain fossil-fuel combustion residuals, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA's evaluation of the need for future regulation. In February 2009, the EPA requested comments from the states on options for regulating coal combustion residuals, including regulation as non-hazardous waste or regulation as a hazardous waste. In March and June 2009, the EPA requested information from FGCO’s Bruce Mansfield Plant regarding the management of coal combustion residuals. In December 2009, the EPA provided to FGCO the findings of its review of the Bruce Mansfield Plant’s coal combustion residuals management practices. The EPA observed that the waste management structures and the Plant “appeared to be well maintained and in good working order” and recommended only that FGCO “seal and maintain all asphalt surfaces.” On December 30, 2009, in an advanced notice of public rulemaking, the EPA said that the large volumes of coal combustion residuals produced by electric utilities pose significant financial risk to the industry. On May 4, 2010, the EPA issued a proposed rule that provides two options for additional regulation of coal combustion residuals, including the option of regulation as a special waste under the EPA’s hazardous waste management program which could have a significant impact on the management, beneficial use and disposal of coal combustion residuals. FGCO's future cost of compliance with any coal combustion residuals regulations which may be promulgated could be substantial and would depend, in part, on the regulatory action taken by the EPA and implementation by the EPA or the states.

The Utilities have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the consolidated balance sheet as of March  31, 2010, based on estimates of the total costs of cleanup, the Utilities' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $101 million (JCP&L - $74 million, TE - $1 million, CEI - $1 million, FGCO - $1 million and FirstEnergy - $24 million) have been accrued through March 31, 2010. Included in the total are accrued liabilities of approximately $67 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC.

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

Litigation Relating to the Proposed Allegheny Energy Merger

In connection with the proposed merger (Note 14), purported shareholders of Allegheny Energy have filed putative shareholder class action and/or derivative lawsuits in Pennsylvania and Maryland state courts, as well as in the U.S. District Court for the Western District of Pennsylvania, against Allegheny Energy and its directors and certain officers, referred to as the Allegheny Energy defendants, FirstEnergy and Merger Sub. The lawsuits allege, among other things, that the Allegheny Energy directors breached their fiduciary duties by approving the merger agreement, and that Allegheny Energy, FirstEnergy and Merger Sub aided and abetted in these alleged breaches of fiduciary duty. The plaintiffs allege that the merger consideration is unfair, that other terms in the merger agreement including the termination fee and the non-solicitation provisions are unfair, that certain individual defendants are financially interested in the merger, and that Allegheny Energy has failed to disclose material information about the merger to its shareholders. Among other remedies, the plaintiffs seek to enjoin the merger and they have demanded jury trials. The Allegheny Energy defendants moved to consolidate the Maryland lawsuits and filed motions to dismiss and answers to each of the Maryland complaints. The court consolidated the Maryland lawsuits and an amended complaint has been filed. The Allegheny Energy defendants, FirstEnergy, and Merger Sub filed motions to dismiss the amended complaint on April 21, 2010. The Maryland court has set a hearing for argument on the motions to dismiss for June 3, 2010. By order dated April 26, 2010, the Maryland court certified a plaintiff class that consists of all holders of Allegheny Energy shares at any time from February 11, 2010 to the consummation of the proposed merger. The Pennsylvania state court has consolidated the lawsuits filed in that court. The Allegheny Energy defendants and FirstEnergy have moved to stay the Pennsylvania lawsuits and the plaintiff has moved for leave to take expedited discovery. The Pennsylvania state court will hear argument on both motions on May 27, 2010. By stipulation dated April 14, 2010, no response is due to the complaint filed in the U.S. District Court for the Western District of Pennsylvania until June 10, 2010. While FirstEnergy and Allegheny Energy believe the lawsuits are without merit and intend to defend vigorously against the claims, the outcome of any such litigation is inherently uncertain. If a dismissal is not granted or a settlement is not reached, these lawsuits could prevent or delay the completion of the merger and result in substantial costs to FirstEnergy and Allegheny Energy. In accordance with its bylaws, Allegheny Energy will advance expenses to and, as necessary, indemnify all of its directors in connection with the foregoing proceedings. All applicable insurance policies may not provide sufficient coverage for the claims under these lawsuits, and rights of indemnification with respect to these lawsuits will continue whether or not the merger is completed. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger closes may adversely affect FirstEnergy’s business, financial condition or results of operations.

Nuclear Plant Matters

Davis Besse Control Rod Drive Mechanism Nozzles

During a planned refueling outage at Davis Besse that began on February 28, 2010, FENOC initially identified 16 of the 69 control rod drive mechanism (CRDM) nozzles that required modification. The Nuclear Regulatory Commission was notified of these findings, along with federal, state and local officials. The initial nozzle inspection process included ultrasonic (UT) testing and visual inspections.  On March 18, 2010, the NRC sent a special inspection team to Davis-Besse.

FENOC has begun a comprehensive investigation to determine the underlying cause for the cracking, and retained a contractor to make the necessary modifications.  Modifications will be made using a proven industry method subject to NRC review. Further evaluation and testing identified 8 additional nozzles requiring modification. Additional testing will be conducted following the modification of each nozzle to ensure safe, reliable plant operations. The plant is expected to be ready for restart in July, 2010.

On April 5, 2010, the Union of Concerned Scientists (UCS) requested that the NRC issue a Show Cause Order, or otherwise delay the restart of the Davis Besse Nuclear Power Station until such time that the NRC determines that adequate protection standards have been met and reasonable assurance exists that these standards will continue to be met after the plant’s operation is resumed.  What actions, if any, the NRC takes in response to this request have yet to be determined.

Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities. As required by the NRC, FirstEnergy annually recalculates and adjusts the amount of obligations. As of March 31, 2010, FirstEnergy had approximately $1.9 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis Besse, Beaver Valley, Perry and TMI-2. As part of the application to the NRC to transfer the ownership of Davis Besse, Beaver Valley and Perry to NGC in 2005, FirstEnergy provided an additional $80 million parental guarantee associated with the funding of decommissioning costs for these units and indicated that it planned to contribute an additional $80 million to these trusts by 2010. By a letter dated March 8, 2010, primarily as a result of the Beaver Valley Power Station operating license renewal, FENOC requested that the NRC reduce FirstEnergy parental guarantee to $15 million and notified the staff that it no longer planned to make the additional contributions into the trusts. FirstEnergy is awaiting the NRC’s decision on the proposed reduction of the parental guarantee.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy's normal business operations pending against FirstEnergy and its subsidiaries. The other potentially material items not otherwise discussed above are described below.

JCP&L's bargaining unit employees filed a grievance challenging JCP&L's 2002 call-out procedure that required bargaining unit employees to respond to emergency power outages. On May 20, 2004, an arbitration panel concluded that the call-out procedure violated the parties' collective bargaining agreement. On September 9, 2005, the arbitration panel issued an opinion to award approximately $16 million to the bargaining unit employees. A final order identifying the individual damage amounts was issued on October 31, 2007 and the award appeal process was initiated. The union filed a motion with the federal Court to confirm the award and JCP&L filed its answer and counterclaim to vacate the award on December 31, 2007. JCP&L and the union filed briefs in June and July of 2008 and oral arguments were held in the fall. On February 25, 2009, the federal district court denied JCP&L’s motion to vacate the arbitration decision and granted the union’s motion to confirm the award. JCP&L filed a Notice of Appeal to the Third Circuit and a Motion to Stay Enforcement of the Judgment on March 6, 2009. The parties participated in the federal court's mediation programs and held private settlement discussions. On April 14, 2010, the parties reached a tentative agreement on a settlement package that must be reviewed and approved by the court. JCP&L recognized a liability for the potential $16 million award in 2005, which has been adjusted for post-judgment interest that began to accrue as of February 25, 2009.

On February 16, 2010, a class action lawsuit was filed in Geauga County Court of Common Pleas against FirstEnergy, CEI and OE seeking declaratory judgment and injunctive relief, as well as compensatory, incidental and consequential damages, on behalf of a class of customers related to the reduction of a discount that had previously been in place for residential customers with electric heating, electric water heating, or load management systems. The reduction in the discount was approved by the PUCO. On March 18, 2010, the named-defendant companies filed a motion to dismiss the case due to the lack of jurisdiction of the court of common pleas. The court has not yet ruled on that motion to dismiss. The named-defendant companies will continue to defend these claims including challenging any class certification.

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

NEW ACCOUNTING STANDARDS AND INTERPRETATIONS

In 2010, the FASB amended the Derivatives and Hedging Topic of the FASB Accounting Standards Codification to clarify the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendment addresses how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed under the Derivatives and Hedging Topic for potential bifurcation and separate accounting. The amendment is effective for the first fiscal quarter beginning after June 15, 2010. FirstEnergy does not expect this standard to have a material effect on its financial statements.

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

FES' revenues are derived from sales to individual retail customers, sales to communities in the form of government aggregation programs and the sale of electricity to affiliated utility companies to meet all or a portion of their PLR and default service requirements. FES' revenues also include wholesale sales non-affiliated customers in Ohio, Pennsylvania, New Jersey, Maryland, Michigan and Illinois.

The demand for electricity produced and sold by FES, along with the price of that electricity, is impacted by conditions in competitive power markets, global economic activity, economic activity in the Midwest and Mid-Atlantic regions, and weather conditions.

For additional information with respect to FES, please see the information contained in FirstEnergy's Management’s Discussion and Analysis of Financial Condition and Results of Operations above under the following subheadings, which information is incorporated by reference herein: Capital Resources and Liquidity, Guarantees and Other Assurances, Off-Balance Sheet Arrangements, Market Risk Information, Credit Risk, Outlook and New Accounting Standards and Interpretations.

Results of Operations

Net income decreased to $80 million in the first three months of 2010 compared to $171 million in the same period of 2009. The decrease was primarily due to higher purchased power, fuel and interest expense, partially offset by higher revenues and investment income.

Revenues

Total revenues increased $162 million in the first three months of 2010, primarily due to an increase in direct and government aggregation sales volumes and sales of RECs, partially offset by decreases in PLR sales to the Ohio Companies and wholesale sales.

The increase in revenues resulted from the following sources:

	Three Months
	Ended March 31		Increase
Revenues by Type of Service	2010	2009	(Decrease)
	(In millions)

Direct and Government Aggregation	$512	$91	$421
PLR	677	893	(216)
Wholesale	87	189	(102)
Transmission	17	25	(8)
RECs	67	-	67
Other	28	28	-
Total Revenues	$1,388	$1,226	$162

Direct and government aggregation revenues increased $421 million resulting from increased revenue in both the MISO and PJM markets. The increase in revenue is primarily the result of the acquisition of new customers and the inclusion of the transmission-related component in MISO retail rates, partially offset by lower unit prices. The acquisition of new customers is primarily due to new commercial and industrial customers as well as new government aggregation contracts with communities in Ohio that provide generation to approximately one million residential and small commercial customers. During January 2010, FES began supplying power to approximately 425,000 NOPEC customers.

PLR revenues decreased $216 million primarily due to lower KWH sales volumes to the Ohio Companies and lower unit prices, partially offset by increased sales volumes and higher unit prices to the Pennsylvania Companies. The lower sales volumes and unit prices to the Ohio Companies in the first three months of 2010 reflected the results of the May 2009 power procurement processes. The increased revenues to the Pennsylvania Companies resulted from FES supplying Met-Ed and Penelec with volumes previously supplied through a third-party contract and at prices that were slightly higher than in the first quarter of 2009.  The increase was partially offset by lower sales to Penn due to decreased default service requirements in 2010 compared to 2009.

Wholesale revenues decreased $102 million due to a 76.3% decline in volume reflecting market declines, partially offset by higher capacity prices.

The following tables summarize the price and volume factors contributing to changes in revenues:

Source of Change in Direct and Government Aggregation	Increase (Decrease)
(In millions)
Direct Sales:
Effect of 471.5% increase in sales volumes	$289
Change in prices	(30)
259
Government Aggregation:
Effect of an increase in sales volumes	162
Change in prices	-
162
Net Increase in Direct and Gov’t Aggregation Revenues	$421

Source of Change in Wholesale Revenues	Increase (Decrease)
(In millions)
PLR:
Effect of 10.2% decrease in sales volumes	$(91)
Change in prices	(125)
(216)
Wholesale:
Effect of 76.3% decrease in sales volumes	(112)
Change in prices	10
(102)
Net Decrease in Wholesale Revenues	$(318)

Transmission revenues decreased $8 million primarily due to the inclusion of the transmission-related component in retail rates beginning in mid-2009 as a result of the CBP.

In the first three months of 2010, FES sold $67 million of RECs.

Expenses

Total expenses increased $312 million in the first three months of 2010, compared with the same period of 2009.

The following table summarizes the factors contributing to the changes in fuel and purchased power costs in the first three months of 2010, from the same period last year:

Source of Change in Fuel and Purchased Power	Increase (Decrease)
(In millions)
Fossil Fuel:
Change due to increased unit costs	$36
Change due to volume consumed	(27)
9
Nuclear Fuel:
Change due to increased unit costs	12
Change due to volume consumed	1
13
Non-affiliated Purchased Power:
Power contract mark-to-market adjustment	52
Change due to decreased unit costs	(62)
Change due to volume purchased	300
290
Affiliated Purchased Power:
Change due to increased unit costs	(12)
Change due to volume purchased	10
(2)
Net Increase in Fuel and Purchased Power Costs	$310

Fossil fuel costs increased $9 million in the first three months of 2010, compared to the same period of 2009, as a result of higher prices, partially offset by reduced volume. The increased costs reflect higher coal transportation charges in the first three months of 2010, compared to the same period last year. Reduced volume reflects lower generation in the first three months of 2010, compared to the same period last year. Nuclear fuel costs increased $13 million, primarily due to the replacement of nuclear fuel at higher unit costs following the refueling outages that occurred in 2009.

Non-affiliated purchased power costs increased $290 million due primarily to higher volumes purchased and a power contract mark-to-market adjustment, partially offset by lower unit costs. The increase in volume primarily relates to the assumption of a 1,300 MW contract from Met-Ed and Penelec.

Other operating expenses decreased $3 million in the first three months of 2010, compared to the same period of 2009, primarily due to lower nuclear operating costs ($21 million), partially offset by increased transmission expenses ($7 million) and increased expenses associated with uncollectible customer accounts and agent fees ($5 million).

Depreciation expense increased $2 million in the first three months of 2010, compared to the same period of 2009 primarily due to increased property additions.

General taxes increased $3 million due to sales taxes associated with increased revenues.

Other Expense

Total other expense decreased $12 million in the first three months of 2010, compared to the same period of 2009, primarily due to a $30 million increase in investment income resulting from reduced impairments in the value of nuclear decommissioning trust investments, partially offset by a $17 million increase in interest expense (net of capitalized interest). Interest expense increased primarily due to new issuances of long-term debt in the second half of 2009 combined with the restructuring of existing long-term debt.

OHIO EDISON COMPANY

MANAGEMENT'S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS

OE is a wholly owned electric utility subsidiary of FirstEnergy. OE and its wholly owned subsidiary, Penn, conduct business in portions of Ohio and Pennsylvania, providing regulated electric distribution services. They procure generation services for those franchise customers electing to retain OE and Penn as their power supplier.

For additional information with respect to OE, please see the information contained in FirstEnergy's Management’s Discussion and Analysis of Financial Condition and Results of Operations above under the following subheadings, which information is incorporated by reference herein: Capital Resources and Liquidity, Guarantees and Other Assurances, Off-Balance Sheet Arrangements, Market Risk, Credit Risk, Outlook and New Accounting Standards and Interpretations.

Results of Operations

Earnings available to parent increased to $36 million in the first three months of 2010, compared to $12 million in the same period of 2009. The increase primarily resulted from lower purchased power costs and other operating costs, partially offset by lower revenues.

Revenues

Revenues decreased $241 million, or 32.1%, in the first three months of 2010, compared with the same period in 2009, due to a decrease in generation and distribution revenues.

Retail generation revenues decreased $225 million primarily due to a decrease in KWH sales in all customer classes, partially offset by higher average prices in the commercial and industrial classes. Lower KWH sales in all customer classes were primarily the result of a 41.9% increase in customer shopping in the first three months of 2010. Lower KWH sales to residential customers were also due to decreased weather-related usage, reflecting a 3.5% decrease in heating degree days in OE’s service territory. Higher average prices in the commercial and industrial classes, resulted from the CBP auction for the service period beginning June 1, 2009.

Changes in retail generation sales and revenues in the first three months of 2010, from the same period in 2009, are summarized in the following tables:

Retail Generation KWH Sales	Decrease

Residential	(28.1)%
Commercial	(57.2)%
Industrial	(65.4)%
Decrease in Retail Generation Sales	(45.6)%

Retail Generation Revenues	Decrease
(In millions)
Residential	$(78)
Commercial	(80)
Industrial	(67)
Decrease in Retail Generation Revenues	$(225)

Distribution revenues decreased $7 million in the first three months of 2010, compared to the same period in 2009, due to lower commercial and industrial revenues, partially offset by higher residential revenues. Commercial and industrial revenues were primarily impacted by lower average unit prices, resulting from lower transmission rates in 2010, partially offset by a PUCO-approved rate increase. Residential distribution revenues were higher due to higher average unit prices resulting from the 2009 ESP, partially offset by lower KWH deliveries resulting from the warmer conditions described above. Increased industrial deliveries were the result of improving economic conditions, reflecting an increase in KWH deliveries to major steel customers (18%) and automotive customers (21%).

Changes in distribution KWH deliveries and revenues in the first three months of 2010, from the same period in 2009, are summarized in the following tables:

Distribution KWH Deliveries	Increase (Decrease)

Residential	(2.2)%
Commercial	(2.1)%
Industrial	3.4%
Net Decrease in Distribution Deliveries	(0.6)%

Distribution Revenues	Increase (Decrease)
(In millions)
Residential	$7
Commercial	(3)
Industrial	(11)
Net Decrease in Distribution Revenues	$(7)

Wholesale revenues decreased $6 million primarily due to lower unit prices, partially offset by an increase in sales to FES for OE’s leasehold interests in Perry Unit 1 and Beaver Valley Unit 2.

Expenses

Total expenses decreased $283 million in the first three months of 2010, from the same period of 2009. The following table presents changes from the prior period by expense category:

Expenses – Changes	Increase (Decrease)
(In millions)
Purchased power costs	$(222)
Other operating costs	(69)
Amortization of regulatory assets, net	9
General taxes	(1)
Net Decrease in Expenses	$(283)

Purchased power costs decreased in the first three months of 2010, compared to the same period of 2009, primarily due to lower KWH purchases resulting from increased customer shopping in the first three months of 2010 and slightly lower unit costs. The decrease in other operating costs for the first three months of 2010, was primarily due to lower MISO transmission expenses (included in the cost of purchased power beginning June 1, 2009) and lower costs associated with regulatory obligations for economic development and energy efficiency programs under OE’s 2009 ESP. Higher amortization of net regulatory assets was primarily due to the recovery of PUCO-approved deferrals that began in 2010.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

MANAGEMENT’S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS

CEI is a wholly owned, electric utility subsidiary of FirstEnergy. CEI conducts business in northeastern Ohio, providing regulated electric distribution services. CEI also procures generation services for those customers electing to retain CEI as their power supplier.

For additional information with respect to CEI, please see the information contained in FirstEnergy's Management’s Discussion and Analysis of Financial Condition and Results of Operations above under the following subheadings, which information is incorporated by reference herein: Capital Resources and Liquidity, Guarantees and Other Assurances, Off-Balance Sheet Arrangements, Market Risk, Credit Risk, Outlook and New Accounting Standards and Interpretations.

Results of Operations

Earnings increased to $14 million in the first three months of 2010, compared to a loss of $106 million in the same period of 2009. The increase in earnings was primarily the due to decreased amortization of net regulatory assets, purchased power and other operating costs, partially offset by decreased revenues and deferral of new regulatory assets.

Revenues

Revenues decreased $120 million, or 26.6%, in the first three months of 2010, compared to the same period of 2009, due to decreased retail generation and distribution revenues.

Retail generation revenues decreased $69 million in the first three months of 2010, compared to the same period of 2009, primarily due to lower KWH sales across all customer classes, partially offset by higher average unit prices in all customer classes. Reduced KWH sales were primarily the result of increased customer shopping in the first three months of 2010. Lower KWH sales to residential customers also resulted from decreased weather-related usage, reflecting a 9.2% decrease in heating degree days. Retail generation prices increased in 2010 as a result of the CBP auction for the service period beginning June 1, 2009.

Changes in retail generation sales and revenues in the first three months of 2010, compared to the same period of 2009, are summarized in the following tables:

Retail Generation KWH Sales	Decrease

Residential	(53.2)%
Commercial	(66.2)%
Industrial	(46.2)%
Decrease in Retail Generation Sales	(53.6)%

Retail Generation Revenues	Decrease
(In millions)
Residential	$(17)
Commercial	(33)
Industrial	(19)
Decrease in Retail Generation Revenues	$(69)

Distribution revenues decreased $43 million in the first three months of 2010, compared to the same period of 2009, due to lower average unit prices for all customer classes and decreased KWH deliveries in the residential sector, partially offset by increased KWH deliveries in the industrial sector. The lower average unit prices were the result of lower transition rates in 2010, partially offset by a PUCO-approved distribution rate increase effective May 1, 2009. Lower KWH sales in the residential sector were the result of the warmer weather described above. Increased industrial deliveries were the result of improving economic conditions, reflecting an increase in KWH deliveries to major steel customers (134%) and automotive customers (13%).

Changes in distribution KWH deliveries and revenues in the first three months of 2010, compared to the same period of 2009, are summarized in the following tables:

Distribution KWH Deliveries	Increase (Decrease)

Residential	(3.9)%
Commercial	(0.6)%
Industrial	10.9%
Net Increase in Distribution Deliveries	2.6%

Distribution Revenues	Decrease
(In millions)
Residential	$(5)
Commercial	(13)
Industrial	(25)
Decrease in Distribution Revenues	$(43)

Expenses

Total expenses decreased $314 million in the first three months of 2010, compared to the same period of 2009. The following table presents the change from the prior period by expense category:

Expenses - Changes	Increase (Decrease)
(In millions)
Purchased power costs	$(164)
Other operating costs	(33)
Amortization of regulatory assets	(212)
Deferral of new regulatory assets	95
Net Decrease in Expenses	$(314)

Purchased power costs decreased in the first three months of 2010, primarily due to lower KWH sales requirements as discussed above. Other operating costs decreased due to lower transmission expenses (included in the cost of purchased power beginning June 1, 2009), labor and employee benefit expenses and reduced regulatory obligations for economic development and energy efficiency programs. Decreased amortization of regulatory assets was due primarily to the 2009 impairment of CEI’s Extended RTC regulatory asset of $216 million in accordance with the PUCO-approved ESP. A decrease in the deferral of new regulatory assets was primarily due to CEI’s contemporaneous recovery of purchased power costs in 2010.

THE TOLEDO EDISON COMPANY

MANAGEMENT'S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS

TE is a wholly owned electric utility subsidiary of FirstEnergy. TE conducts business in northwestern Ohio, providing regulated electric distribution services. TE also procures generation services for those customers electing to retain TE as their power supplier.

For additional information with respect to TE, please see the information contained in FirstEnergy's Management’s Discussion and Analysis of Financial Condition and Results of Operations above under the following subheadings, which information is incorporated by reference herein: Capital Resources and Liquidity, Guarantees and Other Assurances, Off-Balance Sheet Arrangements, Market Risk Information, Credit Risk, Outlook and New Accounting Standards and Interpretations.

Results of Operations

Earnings available to parent increased to $8 million in the first three months of 2010, compared to $1 million in the same period of 2009. The increase was primarily due to decreased net amortization of regulatory assets, purchased power and other operating costs, partially offset by a decrease in revenues and an increase in interest expense.

Revenues

Revenues decreased $112 million, or 46%, in the first three months of 2010, compared to the same period of 2009, primarily due to lower retail generation and distribution revenues, partially offset by an increase in wholesale generation revenues.

Retail generation revenues decreased $105 million in the first three months of 2010, compared to the same period of 2009, primarily due to lower KWH sales across all customer classes and lower unit prices to industrial customers. Lower KWH sales to all customer classes were primarily due to increased customer shopping.  Lower KWH sales for residential customers also resulted from decreased weather-related usage, reflecting a 7.5% decrease in heating degree days in the first three months of 2010. Lower unit prices for industrial customers are primarily due to the absence of TE’s fuel cost recovery rider that was effective from January through May 2009, partially offset by increased generation prices resulting from the CBP auction, effective June 1, 2009.

Changes in retail electric generation KWH sales and revenues in the first three months of 2010 from the same period of 2009 are summarized in the following tables:

Retail Generation KWH Sales	Decrease

Residential	(47.9)%
Commercial	(69.8)%
Industrial	(57.7)%
Decrease in Retail Generation Sales	(57.9)%

Retail Generation Revenues	Decrease
(In millions)
Residential	$(24)
Commercial	(35)
Industrial	(46)
Decrease in Retail Generation Revenues	$(105)

Distribution revenues decreased $13 million in the first three months of 2010, compared to the same period of 2009, primarily due to lower unit prices for all customer classes, partially offset by increased KWH deliveries to industrial customers. Lower unit prices for all customer classes are primarily due to lower transmission rates. Increased industrial deliveries were the result of improving economic conditions, reflecting an increase in KWH deliveries to major automotive customers (14%) and steel customers (37%).

Changes in distribution KWH deliveries and revenues in the first three months of 2010, compared to the same period of 2009, are summarized in the following tables:

Distribution KWH Deliveries	Increase (Decrease)

Residential	(2.4)%
Commercial	(2.6)%
Industrial	13.9%
Net Increase in Distribution Deliveries	4.7%

Distribution Revenues	Decrease
(In millions)
Residential	$(2)
Commercial	(3)
Industrial	(8)
Decrease in Distribution Revenues	$(13)

Wholesale revenue increased $4 million in the first three months of 2010, compared to the same period of 2009, primarily due to higher revenues from associated sales to NGC from TE’s leasehold interest in Beaver Valley Unit 2.

Expenses

Total expenses decreased $131 million in the first three months of 2010, compared to the same period of 2009. The following table presents changes from the prior period by expense category:

Expenses – Changes	Decrease
(In millions)
Purchased power costs	$(93)
Amortization (deferral) of regulatory assets, net	(18)
Other operating costs	(19)
General taxes	(1)
Decrease in Expenses	$(131)

Purchased power costs decreased $93 million in the first three months of 2010, compared to the same period of 2009 due to lower volume as a result of decreased KWH sales requirements. The $18 million decrease in amortization (deferral) of net regulatory assets was primarily due to an increase in PUCO-approved cost deferrals, lower MISO transmission cost amortization, partially offset by the absence of MISO transmission and fuel cost deferrals in the first three months of 2010, compared to the same period of 2009. Other operating costs decreased $19 million primarily due to reduced transmission expense (included in the cost of power purchased from others beginning June 1, 2009), lower costs associated with regulatory obligations for economic development and energy efficiency programs and decreased labor and employee benefit expenses. The decrease in general taxes was primarily due to lower Ohio KWH taxes as a result of the reduced KWH deliveries discussed above.

Other Expense

Other expense increased $7 million in the first three months of 2010, compared to the same period of 2009, primarily due to higher interest expense associated with the April 2009 issuance of $300 million senior secured notes.

JERSEY CENTRAL POWER & LIGHT COMPANY

MANAGEMENT'S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS

JCP&L is a wholly owned, electric utility subsidiary of FirstEnergy. JCP&L conducts business in New Jersey, providing regulated electric transmission and distribution services. JCP&L also procures generation services for franchise customers electing to retain JCP&L as their power supplier. JCP&L procures electric supply to serve its BGS customers through a statewide auction process approved by the NJBPU.

For additional information with respect to JCP&L, please see the information contained in FirstEnergy’s Management’s Discussion and Analysis of Financial Condition and Results of Operations above under the following subheadings, which information is incorporated by reference herein: Capital Resources and Liquidity, Guarantees and Other Assurances, Outlook, Market Risk and New Accounting Standards and Interpretations.

Results of Operations

Net income increased to $29 million in the first three months of 2010, compared to $28 million in the same period of 2009. The increase was primarily due to lower purchased power costs and decreased amortization of regulatory assets, partially offset by lower revenues and increased other operating costs.

Revenues

In the first three months of 2010, revenues decreased $70 million, or 9%, compared to the same period of 2009. The decrease in revenues is primarily due to a decrease in retail and wholesale generation revenues and distribution throughput revenues.

In the first three months of 2010, retail generation revenues decreased $56 million due to lower retail generation KWH sales in all sectors, partially offset by higher unit prices in the residential and commercial sectors. Lower sales to the commercial and industrial sector were primarily due to an increase in the number of shopping customers. Lower KWH sales to the residential sector reflected decreased weather-related usage due to an 8.7% decrease in heating degree days in the first three months of 2010 compared to the same period of 2009.

Changes in retail generation KWH sales and revenues by customer class in the first three months of 2010 compared to the same period of 2009 are summarized in the following tables:

Retail Generation KWH Sales	Decrease

Residential	(1.5)%
Commercial	(36.0)%
Industrial	(25.7)%
Decrease in Generation Sales	(16.0)%

Retail Generation Revenues	Increase (Decrease)
(In millions)
Residential	$3
Commercial	(55)
Industrial	(4)
Net Decrease in Generation Revenues	$(56)

Wholesale generation revenues decreased $11 million in the first three months of 2010 compared to the same period of 2009 due to a decrease in sales volume resulting from reduced available power for sale due to the termination of a NUG power purchase contract in July 2009.

Distribution revenues decreased $5 million in the first three months of 2010 compared to the same period of 2009 due to lower KWH deliveries, reflecting milder weather in JCP&L’s service territory, and a decrease in composite unit prices in the commercial and industrial sectors.

Changes in distribution KWH deliveries and revenues by customer class in the first three months of 2010 compared to the same period of 2009 are summarized in the following tables:

Distribution KWH Deliveries	Increase (Decrease)

Residential	(1.5)%
Commercial	(1.6)%
Industrial	1.3%
Net Decrease in Distribution Deliveries	(1.2)%

Distribution Revenues	Decrease
(In millions)
Residential	$(2)
Commercial	(3)
Industrial	-
Decrease in Distribution Revenues	$(5)

Expenses

Total expenses decreased $73 million in the first three months of 2010 compared to the same period of 2009. The following table presents changes from the prior period by expense category:

Expenses - Changes	Increase (Decrease)
(In millions)
Purchased power costs	$(67)
Other operating costs	9
Provision for depreciation	3
Amortization of regulatory assets, net	(17)
General taxes	(1)
Net Decrease in Expenses	$(73)

Purchased power costs decreased in the first three months of 2010 primarily due to the lower KWH sales requirements and termination of a NUG contract as discussed above. Other operating costs increased in the first three months of 2010 primarily due to higher labor and tree trimming expenses related to major storms in JCP&L’s service territory. Depreciation expense increased due to an increase in depreciable property since the first quarter of 2009. Amortization of regulatory assets decreased in the first three months of 2010 primarily due to deferral of the major storm costs. General taxes decreased principally due to taxes assessed on a lower revenue base.

METROPOLITAN EDISON COMPANY

MANAGEMENT’S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS

Met-Ed is a wholly owned electric utility subsidiary of FirstEnergy. Met-Ed conducts business in eastern Pennsylvania, providing regulated electric transmission and distribution services. Met-Ed also procures generation service for those customers electing to retain Met-Ed as their power supplier. Met-Ed has a partial requirements wholesale power sales agreement with FES, to supply nearly all of its energy requirements at fixed prices through 2010.

For additional information with respect to Met-Ed, please see the information contained in FirstEnergy's Management’s Discussion and Analysis of Financial Condition and Results of Operations above under the following subheadings, which information is incorporated by reference herein: Capital Resources and Liquidity, Guarantees and Other Assurances, Outlook, Market Risk and New Accounting Standards and Interpretations.

Results of Operations

Net income decreased to $12 million in the first three months of 2010, compared to $17 million in the same period of 2009. The decrease was primarily due to increased purchased power costs and amortization of net regulatory assets, partially offset by an increase in distribution and generation revenues.

Revenues

Revenues increased by $43 million, or 10%, in the first three months of 2010 compared to the same period of 2009 primarily due to higher distribution and generation revenues, partially offset by a decrease in transmission revenues.

Distribution revenues increased $24 million in the first three months of 2010, compared to the same period of 2009, primarily due to higher transmission rates, resulting from the annual update to Met-Ed’s TSC rider effective June 1, 2009, partially offset by lower CTC rates for the residential class resulting from a PPUC-approved NUG Statement Compliance filing. Lower KWH deliveries to residential customers reflect reduced weather-related usage due to a 7.3% decrease in heating degree days in the first three months of 2010, compared to the same period of 2009. Higher industrial KWH deliveries were due to the recovering economy.

Changes in distribution KWH deliveries and revenues in the first three months of 2010 compared to the same period of 2009 are summarized in the following tables:

Increase
Distribution KWH Deliveries	(Decrease)

Residential	(5.4)%
Commercial	(1.9)%
Industrial	2.4%
Net Decrease in Distribution Deliveries	(2.5)%

Distribution Revenues	Increase
(In millions)
Residential	$7
Commercial	10
Industrial	7
Increase in Distribution Revenues	$24

Wholesale revenues increased $22 million in the first three months of 2010 compared to the same period of 2009, primarily reflecting higher PJM spot market prices.

Retail generation revenues increased $3 million in the first three months of 2010, compared to the same period of 2009, due primarily to higher composite unit prices in the residential and commercial customer classes and higher KWH sales to the industrial customer class. This increase was partially offset by lower KWH sales to the residential and commercial customer classes.

Changes in retail generation sales and revenues in the first three months of 2010, compared to the same period of 2009, are summarized in the following tables:

Increase
Retail Generation KWH Sales	(Decrease)

Residential	(5.4)%
Commercial	(1.9)%
Industrial	2.4%
Net Decrease in Retail Generation Sales	(2.5)%

Increase
Retail Generation Revenues	(Decrease)
(In millions)
Residential	$3
Commercial	(1)
Industrial	1
Net Increase in Retail Generation Revenues	$3

Transmission revenues decreased $6 million in the first three months of 2010 compared to the same period of 2009 primarily due to decreased revenues related to Met-Ed’s Financial Transmission Rights. Met-Ed defers the difference between transmission revenues and transmission costs incurred, resulting in no material effect to current period earnings.

Expenses

Total operating expenses increased $46 million in the first three months of 2010 compared to the same period of 2009. The following table presents changes from the prior year by expense category:

Expenses – Changes	Increase (Decrease)
(In millions)
Purchased power costs	$29
Other operating costs	(4)
Amortization of regulatory assets, net	21
Net Increase in Expenses	$46
Purchased power costs increased $29 million in the first three months of 2010 due to an increase in unit costs, partially offset by reduced volumes purchased as a result of lower KWH sales requirements. The net amortization of regulatory assets increased $21 million in the first three months of 2010 compared to the same period of 2009 primarily due to increased transmission cost recovery. Other operating costs decreased $4 million in the first three months of 2010 primarily due to lower employee benefit expenses.

Other Expense

Other expense increased in the first three months of 2010 primarily due to a decrease in interest earned on regulatory assets, reflecting a lower regulatory asset base.

PENNSYLVANIA ELECTRIC COMPANY

MANAGEMENT'S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS

Penelec is a wholly owned electric utility subsidiary of FirstEnergy. Penelec conducts business in northern and south central Pennsylvania, providing regulated transmission and distribution services. Penelec also procures generation services for those customers electing to retain Penelec as their power supplier. Penelec has a partial requirements wholesale power sales agreement with FES, to supply nearly all of its energy requirements at fixed prices through 2010.

For additional information with respect to Penelec, please see the information contained in FirstEnergy's Management’s Discussion and Analysis of Financial Condition and Results of Operations above the following subheadings, which information is incorporated by reference herein: Capital Resources and Liquidity, Guarantees and Other Assurances, Off-Balance Sheet Arrangements, Market Risk, Outlook and New Accounting Standards and Interpretations.

Results of Operations

Net income decreased to $17 million in the first three months of 2010, compared to $19 million in the same period of 2009. The decrease was primarily due to higher purchased power costs, partially offset by higher revenues and decreases in the amortization (deferral) of net regulatory assets, other operating costs and general taxes.

Revenues

In the first three months of 2010, revenues increased $15 million, or 4%, compared to the same period of 2009. The increase in revenue is primarily due to higher wholesale and retail generation revenues, partially offset by lower distribution and transmission revenues.

Wholesale revenues increased $18 million in the first three months of 2010, compared to the same period of 2009, primarily reflecting higher PJM capacity prices.

Retail generation revenues increased $16 million in the first three months of 2010, compared to the same period of 2009, primarily due to higher unit prices in all customer classes and higher KWH sales to the commercial and industrial customer classes, partially offset by decreased KWH sales to the residential customer class. Higher unit prices across all customer classes are primarily due to an increase in the generation rate resulting from the PPUC-approved NUG Statement Compliance filing, effective January 1, 2010. Higher KWH sales to commercial and industrial customers are due to improving economic conditions in Penelec’s service territory. Lower KWH sales to residential customers are due to decreased weather-related usage, reflecting a 6.1% decrease in heating degree days in the first three months of 2010.

Changes in retail generation sales and revenues in the first three months of 2010 compared to the same period of 2009 are summarized in the following tables:

Retail Generation KWH Sales	Increase (Decrease)

Residential	(1.1)%
Commercial	0.7%
Industrial	3.1%
Net increase in Retail Generation Sales	0.6%

Retail Generation Revenues	Increase
(In millions)
Residential	$3
Commercial	6
Industrial	7
Increase in Retail Generation Revenues	$16

Distribution revenues decreased by $11 million in the first three months of 2010, compared to the same period of 2009, primarily due to a decrease in the transition rate in all customer classes resulting from the PPUC-approved NUG Statement Compliance filing, partially offset by an increase in the universal service rate for the residential customer class.

Changes in distribution KWH deliveries and revenues in the first three months of 2010, compared to the same period of 2009, are summarized in the following tables:

Distribution KWH Deliveries	Increase (Decrease)

Residential	(1.1)%
Commercial	0.7%
Industrial	3.8%
Net increase in Distribution Deliveries	0.9%

Distribution Revenues	Decrease
(In millions)
Residential	$(1)
Commercial	(6)
Industrial	(4)
Decrease in Distribution Revenues	$(11)

Transmission revenues decreased by $4 million in the first three months of 2010, compared to the same period of 2009, primarily due to lower revenues related to Penelec’s Financial Transmission Rights. Penelec defers the difference between transmission revenues and transmission costs incurred, resulting in no material effect to current period earnings.

Expenses

Total operating expenses increased by $9 million in the first three months of 2010, as compared with the same period of 2009. The following table presents changes from the prior period by expense category:

Expenses - Changes	Increase (Decrease)
(In millions)
Purchased power costs	$37
Amortization (deferral) of regulatory assets, net	(19)
Other operating costs	(5)
General taxes	(4)
Net Increase in Expenses	$9

Purchased power costs increased $37 million in the first three months of 2010, compared to the same period of 2009, primarily due to higher unit costs. The amortization (deferral) of net regulatory assets decreased $19 million in the first three months of 2010, primarily due to increased cost deferrals resulting from higher transmission expenses and decreased amortization of regulatory assets resulting from lower CTC revenues. Other operating costs decreased $5 million in the first three months of 2010, primarily due to reduced labor and employee benefit expenses. General taxes decreased $4 million primarily due to a favorable ruling on a property tax appeal.

Other Expense

In the first three months of 2010, other expense increased $3 million primarily due to an increase in interest expense on long-term debt, partially offset by lower interest expense on short-term borrowings.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Information" in Item 2 above.

ITEM 4.   CONTROLS AND PROCEDURES

(a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES – FIRSTENERGY

FirstEnergy's management, with the participation of its chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the registrant's disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) and 15(d)-15(e), as of the end of the period covered by this report. Based on that evaluation, the chief executive officer  and chief financial officer have concluded that the registrant's disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)      CHANGES IN INTERNAL CONTROLS

During the quarter ended March 31, 2010, there were no changes in FirstEnergy's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES – FES, OE, CEI, TE, JCP&L, MET-ED AND PENELEC

(a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Each registrant's management, with the participation of its chief executive officer and chief financial officer, have reviewed and evaluated the effectiveness of such registrant's disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) and 15(d)-15(e), as of the end of the period covered by this report. Based on that evaluation, each registrant’s chief executive officer and chief financial officer have concluded that such registrant's disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)      CHANGES IN INTERNAL CONTROLS

During the quarter ended March 31, 2010, there were no changes in the registrants' internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the registrants' internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Notes 8 and 9 of the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A. RISK FACTORS

FirstEnergy's Annual Report on Form 10-K for the year ended December 31, 2009, includes a detailed discussion of its risk factors. There have been no material changes to these risk factors for the quarter ended March 31, 2010.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)      FirstEnergy

The table below includes information on a monthly basis regarding purchases made by FirstEnergy of its common stock during the first quarter of 2010.

	Period
	January	February	March	First Quarter
Total Number of Shares Purchased (a)	64,186	188,695	1,184,918	1,437,799
Average Price Paid per Share	$45.35	$39.56	$39.06	$39.41
Total Number of Shares Purchased
As Part of Publicly Announced Plans
or Programs	-	-	-	-
Maximum Number (or Approximate Dollar
Value) of Shares that May Yet Be
Purchased Under the Plans or Programs	-	-	-	-

(a)
Share amounts reflect purchases on the open market to satisfy FirstEnergy's obligations to deliver commonstock under its 2007 Incentive Compensation Plan, Deferred Compensation Plan for Outside Directors, Executive Deferred Compensation Plan, Savings Plan and Stock Investment Plan. In addition, such amounts reflect shares tendered by employees to pay the exercise price or withholding taxes upon exercise of stock options granted under the 2007 Incentive Compensation Plan and the Executive Deferred Compensation Plan.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

Exhibit Number

FirstEnergy
2.1
Agreement and Plan of Merger, dated as of February 10, 2010, by and among FirstEnergy Corp., Element Merger Sub, Inc. and Allegheny Energy, Inc. (incorporated by reference to FirstEnergy’s Form 8-K filed February 11, 2010, Exhibit 2.1, File No. 333-21011)

12	Fixed charge ratios
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
101*
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended March 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements tagged as blocks of text and (v) document and entity information.

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish the omitted schedules to the Securities and Exchange Commission upon request by the Commission.

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

May 4, 2010

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