Form 10-Q
period 2010-09-30
CLEVELAND ELECTRIC ILLUMINATING CO; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; OHIO EDISON CO; PENNSYLVANIA ELECTRIC CO; TOLEDO EDISON CO; FIRSTENERGY CORP; FirstEnergy Solutions Corp.
filed 2010-10-26
CIK 20947, 53456, 65350, 73960, 77227, 352049, 1031296, 1407703

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission	Registrant; State of Incorporation;	I.R.S. Employer
File Number	Address; and Telephone Number	Identification No.

333-21011	FIRSTENERGY CORP. (An Ohio Corporation) 76 South Main Street Akron, OH 44308 Telephone (800)736-3402	34-1843785

000-53742	FIRSTENERGY SOLUTIONS CORP. (An Ohio Corporation) c/o FirstEnergy Corp. 76 South Main Street Akron, OH 44308 Telephone (800)736-3402	31-1560186

1-2578	OHIO EDISON COMPANY (An Ohio Corporation) c/o FirstEnergy Corp. 76 South Main Street Akron, OH 44308 Telephone (800)736-3402	34-0437786

1-2323	THE CLEVELAND ELECTRIC ILLUMINATING COMPANY (An Ohio Corporation) c/o FirstEnergy Corp. 76 South Main Street Akron, OH 44308 Telephone (800)736-3402	34-0150020

1-3583	THE TOLEDO EDISON COMPANY (An Ohio Corporation) c/o FirstEnergy Corp. 76 South Main Street Akron, OH 44308 Telephone (800)736-3402	34-4375005

1-3141	JERSEY CENTRAL POWER & LIGHT COMPANY (A New Jersey Corporation) c/o FirstEnergy Corp. 76 South Main Street Akron, OH 44308 Telephone (800)736-3402	21-0485010

1-446	METROPOLITAN EDISON COMPANY (A Pennsylvania Corporation) c/o FirstEnergy Corp. 76 South Main Street Akron, OH 44308 Telephone (800)736-3402	23-0870160

1-3522	PENNSYLVANIA ELECTRIC COMPANY (A Pennsylvania Corporation) c/o FirstEnergy Corp. 76 South Main Street Akron, OH 44308 Telephone (800)736-3402	25-0718085
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF OCTOBER 22, 2010
FirstEnergy Corp., $10 par value	304,835,407
FirstEnergy Solutions Corp., no par value	7
Ohio Edison Company, no par value	60
The Cleveland Electric Illuminating Company, no par value	67,930,743
The Toledo Edison Company, $5 par value	29,402,054
Jersey Central Power & Light Company, $10 par value	13,628,447
Metropolitan Edison Company, no par value	859,500
Pennsylvania Electric Company, $20 par value	4,427,577
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
These reports are posted on the web site as soon as reasonably practicable after they are electronically filed with the SEC. Additionally, the registrants routinely post important information on FirstEnergy’s Internet web site and recognize FirstEnergy’s Internet web site as channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under SEC Regulation FD. Information contained on FirstEnergy’s Internet web site shall not be deemed incorporated into, or to be part of, this report.
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

•	The impact of the regulatory process on the pending matters in Ohio, Pennsylvania and New Jersey.
•	Business and regulatory impacts from ATSI’s realignment into PJM.
•	Economic or weather conditions affecting future sales and margins.
•	Changes in markets for energy services.
•	Changing energy and commodity market prices and availability.
•	Financial derivative reforms that could increase our liquidity needs and collateral costs.
•	Replacement power costs being higher than anticipated or inadequately hedged.
•	The continued ability of FirstEnergy’s regulated utilities to recover regulatory assets or increased costs.
•	Operation and maintenance costs being higher than anticipated.
•	Other legislative and regulatory changes, and revised environmental requirements, including possible GHG emission and coal combustion residual regulations.
•
The potential impacts of the proposed rules promulgated by the EPA on July 6, 2010, in response to the U.S. Court of Appeals’ July 11, 2008 decision requiring revisions to the CAIR rules or any final laws, rules or regulations that may ultimately replace CAIR.

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

i

TABLE OF CONTENTS (Cont’d)

Page

Combined Notes To Consolidated Financial Statements	26

Item 2. Management’s Discussion and Analysis of Registrant and Subsidiaries	63

Management’s Narrative Analysis of Results of Operations

FirstEnergy Solutions Corp.	99

Ohio Edison Company	102

The Cleveland Electric Illuminating Company	104

The Toledo Edison Company	106

Jersey Central Power & Light Company	108

Metropolitan Edison Company	110

Pennsylvania Electric Company	112

Item 3. Quantitative and Qualitative Disclosures About Market Risk	114

Item 4. Controls and Procedures — FirstEnergy	114

Item 4T. Controls and Procedures — FES, OE, CEI, TE, JCP&L, Met-Ed and Penelec	114

Part II. Other Information

Item 1. Legal Proceedings	114

Item 1A. Risk Factors	114

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	114

Item 5. Other Information	114

Item 6. Exhibits	115

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

ATSI	American Transmission Systems, Incorporated, owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
FENOC	FirstEnergy Nuclear Operating Company, operates nuclear generating facilities
FES	FirstEnergy Solutions Corp., provides energy-related products and services
FESC	FirstEnergy Service Company, provides legal, financial and other corporate support services
FEV	FirstEnergy Ventures Corp., invests in certain unregulated enterprises and business ventures
FGCO	FirstEnergy Generation Corp., owns and operates non-nuclear generating facilities
FirstEnergy	FirstEnergy Corp., a public utility holding company
Global Rail	A joint venture between FirstEnergy Ventures Corp. and WMB Loan Ventures II LLC, that owns coal transportation operations near Roundup, Montana
GPU	GPU, Inc., former parent of JCP&L, Met-Ed and Penelec, which merged with FirstEnergy on November 7, 2001
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
Met-Ed	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
NGC	FirstEnergy Nuclear Generation Corp., owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
Penelec	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	Met-Ed, Penelec and Penn
PNBV	PNBV Capital Trust, a special purpose entity created by OE in 1996
Shippingport	Shippingport Capital Trust, a special purpose entity created by CEI and TE in 1997
Signal Peak	A joint venture between FirstEnergy Ventures Corp. and WMB Loan Ventures LLC, that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
Utilities	OE, CEI, TE, Penn, JCP&L, Met-Ed and Penelec
The following abbreviations and acronyms are used to identify frequently used terms in this report:

ALJ	Administrative Law Judge
AOCL	Accumulated Other Comprehensive Loss
AQC	Air Quality Control
ARO	Asset Retirement Obligation
BGS	Basic Generation Service
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CATR	Clean Air Transport Rule
CBP	Competitive Bid Process
CO2	Carbon Dioxide
CTC	Competitive Transition Charge
DOE	United States Department of Energy
DOJ	United States Department of Justice
DPA	Department of the Public Advocate, Division of Rate Counsel (New Jersey)
EE&C	Energy Efficiency and Conservation
EMP	Energy Master Plan
EPA	United States Environmental Protection Agency

GLOSSARY OF TERMS, Cont’d.

ESP	Electric Security Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMB	First Mortgage Bond
FPA	Federal Power Act
FRR	Fixed Resource Requirement
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gases
IRS	Internal Revenue Service
JOA	Joint Operating Agreement
kV	Kilovolt
KWH	Kilowatt-hours
LED	Light-Emitting Diode
LOC	Letter of Credit
MACT	Maximum Achievable Control Technology
MDPSC	Maryland Public Service Commission
MEIUG	Met-Ed Industrial users Group
MISO	Midwest Independent Transmission System Operator, Inc.
Moody’s	Moody’s Investors Service, Inc.
MRO	Market Rate Offer
MTEP	MISO Regional Transmission Expansion Plan
MW	Megawatts
MWH	Megawatt-hours
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NNSR	Non-Attainment New Source Review
NOAC	Northwest Ohio Aggregation Coalition
NOPEC	Northeast Ohio Public Energy Council
NOV	Notice of Violation
NOX	Nitrogen Oxide
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NUG	Non-Utility Generation
NUGC	Non-Utility Generation Charge
NYSEG	New York State Electric and Gas
OCC	Ohio Consumers’ Counsel
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OVEC	Ohio Valley Electric Corporation
PCRB	Pollution Control Revenue Bond
PICA	Pennsylvania Intergovernmental Cooperation Authority
PJM	PJM Interconnection L. L. C.
POLR	Provider of Last Resort; an electric utility’s obligation to provide generation service to customers whose alternative supplier fails to deliver service
PPUC	Pennsylvania Public Utility Commission
PSCWV	Public Service Commission of West Virginia
PSA	Power Supply Agreement
PSD	Prevention of Significant Deterioration
PUCO	Public Utilities Commission of Ohio
RECs	Renewable Energy Credits
RFP	Request for Proposal
RTEP	Regional Transmission Expansion Plan
RTC	Regulatory Transition Charge
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Service
SB221	Amended Substitute Senate Bill 221
SBC	Societal Benefits Charge

GLOSSARY OF TERMS, Cont’d.

SEC	U.S. Securities and Exchange Commission
SIP	State Implementation Plan(s) Under the Clean Air Act
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
TBC	Transition Bond Charge
TMI-2	Three Mile Island Unit 2
TSC	Transmission Service Charge
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission

v

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2010	2009	2010	2009
	(In millions, except per share amounts)
REVENUES:
Electric utilities	$2,757	$2,940	$7,673	$8,751
Unregulated businesses	936	468	2,449	1,262

Total revenues*	3,693	3,408	10,122	10,013

EXPENSES:
Fuel	400	302	1,084	890
Purchased power	1,284	1,313	3,574	3,480
Other operating expenses	738	665	2,112	2,103
Provision for depreciation	182	188	565	550
Amortization of regulatory assets	176	261	549	903
Deferral of new regulatory assets	—	—	—	(136)
General taxes	206	192	587	587
Impairment of long-lived assets	292	—	294	—

Total expenses	3,278	2,921	8,765	8,377

OPERATING INCOME	415	487	1,357	1,636

OTHER INCOME (EXPENSE):
Investment income	46	191	93	207
Interest expense	(208)	(355)	(628)	(755)
Capitalized interest	41	35	122	96

Total other expense	(121)	(129)	(413)	(452)

INCOME BEFORE INCOME TAXES	294	358	944	1,184

INCOME TAXES	119	128	364	430

NET INCOME	175	230	580	754

Loss attributable to noncontrolling interest	(4)	(4)	(19)	(14)

EARNINGS AVAILABLE TO FIRSTENERGY CORP.	$179	$234	$599	$768

BASIC EARNINGS PER SHARE OF COMMON STOCK	$0.59	$0.77	$1.97	$2.52

WEIGHTED AVERAGE NUMBER OF BASIC SHARES OUTSTANDING	304	304	304	304

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$0.59	$0.77	$1.96	$2.51

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING	305	306	305	306

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$1.10	$1.10	$1.65	$1.65

*
Includes excise tax collections of $120 million and $106 million in the three months ended September 30, 2010 and 2009, respectively, and $328 million and $310 million in the nine months ended September 30, 2010 and 2009, respectively.

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2010	2009	2010	2009
	(In millions)

NET INCOME	$175	$230	$580	$754

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	17	(480)	47	24
Unrealized gain on derivative hedges	6	19	16	57
Change in unrealized gain on available-for-sale securities	20	(108)	32	(76)

Other comprehensive income (loss)	43	(569)	95	5
Income tax expense (benefit) related to other comprehensive income	14	(216)	30	26

Other comprehensive income (loss), net of tax	29	(353)	65	(21)

COMPREHENSIVE INCOME (LOSS)	204	(123)	645	733

COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(4)	(4)	(19)	(14)

COMPREHENSIVE INCOME (LOSS) AVAILABLE TO FIRSTENERGY CORP.	$208	$(119)	$664	$747

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(In millions)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$632	$874
Receivables-
Customers (less allowances of $39 million in 2010 and $33 million in 2009)	1,414	1,244
Other (less allowances of $7 million in 2010 and 2009)	150	153
Materials and supplies, at average cost	652	647
Prepaid taxes	291	248
Other	252	154

	3,391	3,320

PROPERTY, PLANT AND EQUIPMENT:
In service	27,590	27,826
Less — Accumulated provision for depreciation	11,206	11,397

	16,384	16,429
Construction work in progress	3,154	2,735

	19,538	19,164

INVESTMENTS:
Nuclear plant decommissioning trusts	1,965	1,859
Investments in lease obligation bonds	486	543
Other	564	621

	3,015	3,023

DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	5,575	5,575
Regulatory assets	2,246	2,356
Power purchase contract asset	116	200
Other	826	666

	8,763	8,797

	$34,707	$34,304

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$1,590	$1,834
Short-term borrowings	1,000	1,181
Accounts payable	813	829
Accrued taxes	230	314
Other	1,339	1,130

	4,972	5,288

CAPITALIZATION:
Common stockholders’ equity-
Common stock, $0.10 par value, authorized 375,000,000 shares- 304,835,407 shares outstanding	31	31
Other paid-in capital	5,445	5,448
Accumulated other comprehensive loss	(1,350)	(1,415)
Retained earnings	4,591	4,495

Total common stockholders’ equity	8,717	8,559
Noncontrolling interest	(26)	(2)

Total equity	8,691	8,557
Long-term debt and other long-term obligations	12,104	11,908

	20,795	20,465

NONCURRENT LIABILITIES:
Accumulated deferred income taxes	2,824	2,468
Retirement benefits	1,541	1,534
Asset retirement obligations	1,394	1,425
Deferred gain on sale and leaseback transaction	968	993
Power purchase contract liability	756	643
Lease market valuation liability	228	262
Other	1,229	1,226

	8,940	8,551

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 9)
	$34,707	$34,304

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2010	2009
	(In millions)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$580	$754
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	565	550
Amortization of regulatory assets	549	903
Deferral of new regulatory assets	—	(136)
Nuclear fuel and lease amortization	123	92
Deferred purchased power and other costs	(192)	(235)
Deferred income taxes and investment tax credits, net	259	421
Impairment of long-lived assets	294	—
Investment impairment	21	39
Gain on investment securities held in trusts	(39)	(172)
Loss on debt redemption	—	142
Deferred rents and lease market valuation liability	(21)	(20)
Accrued compensation and retirement benefits	48	20
Interest rate swap transactions	129	—
Commodity derivative transactions, net	(40)	26
Cash collateral paid, net	(54)	(85)
Pension trust contribution	—	(500)
Decrease (increase) in operating assets-
Receivables	(172)	78
Materials and supplies	(6)	30
Prepayments and other current assets	(4)	(349)
Increase (decrease) in operating liabilities-
Accounts payable	(16)	(103)
Accrued taxes	(18)	(97)
Accrued interest	63	121
Other	4	(15)

Net cash provided from operating activities	2,073	1,464

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	251	4,151
Redemptions and Repayments-
Long-term debt	(422)	(2,213)
Short-term borrowings, net	(171)	(764)
Common stock dividend payments	(503)	(503)
Other	(25)	(54)

Net cash provided from (used for) financing activities	(870)	617

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(1,467)	(1,575)
Proceeds from asset sales	117	19
Sales of investment securities held in trusts	2,577	3,039
Purchases of investment securities held in trusts	(2,610)	(3,101)
Customer acquisition costs	(110)	—
Cash investments	56	(4)
Restricted funds for debt redemption	—	(150)
Other	(8)	(16)

Net cash used for investing activities	(1,445)	(1,788)

Net change in cash and cash equivalents	(242)	293
Cash and cash equivalents at beginning of period	874	545

Cash and cash equivalents at end of period	$632	$838

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(In thousands)
REVENUES:
Electric sales to affiliates	$599,695	$616,300	$1,745,542	$2,348,741
Electric sales to non-affiliates	904,752	443,819	2,302,240	928,944
Other	49,230	44,453	208,662	394,145

Total revenues	1,553,677	1,104,572	4,256,444	3,671,830

EXPENSES:
Fuel	391,087	294,693	1,061,719	871,160
Purchased power from affiliates	116,381	35,290	246,232	149,746
Purchased power from non-affiliates	411,084	205,200	1,160,119	551,155
Other operating expenses	309,793	305,935	916,366	891,555
Provision for depreciation	59,298	66,041	185,535	192,962
General taxes	21,804	21,700	70,822	66,361
Impairment of long-lived assets	291,934	—	293,767	—

Total expenses	1,601,381	928,859	3,934,560	2,722,939

OPERATING INCOME (LOSS)	(47,704)	175,713	321,884	948,891

OTHER INCOME (EXPENSE):
Investment income	29,895	158,857	43,978	135,723
Miscellaneous income	4,765	2,804	10,468	12,840
Interest expense — affiliates	(2,497)	(2,209)	(7,362)	(8,503)
Interest expense — other	(49,544)	(42,187)	(150,560)	(90,985)
Capitalized interest	22,955	17,869	66,550	41,975

Total other income (expense)	5,574	135,134	(36,926)	91,050

INCOME (LOSS) BEFORE INCOME TAXES	(42,130)	310,847	284,958	1,039,941

INCOME TAXES	(5,404)	111,164	107,833	372,175

NET INCOME (LOSS)	(36,726)	199,683	177,125	667,766

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	886	(61,085)	(8,063)	13,604
Unrealized gain on derivative hedges	2,818	790	7,109	26,847
Change in unrealized gain on available-for-sale securities	17,445	(89,401)	28,533	(51,374)

Other comprehensive income (loss)	21,149	(149,696)	27,579	(10,923)
Income taxes related to other comprehensive income (loss)	7,694	(58,883)	9,898	(3,549)

Other comprehensive income (loss), net of tax	13,455	(90,813)	17,681	(7,374)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(23,271)	$108,870	$194,806	$660,392

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10	$12
Receivables-
Customers (less accumulated provisions of $16,277,000 and $12,041,000, respectively, for uncollectible accounts)	325,265	195,107
Associated companies	269,986	318,561
Other (less accumulated provisions of $6,702,000 for uncollectible accounts)	57,407	51,872
Notes receivable from associated companies	501,648	805,103
Materials and supplies, at average cost	554,043	539,541
Prepayments and other	204,065	107,782

	1,912,424	2,017,978

PROPERTY, PLANT AND EQUIPMENT:
In service	9,663,264	10,357,632
Less — Accumulated provision for depreciation	4,114,381	4,531,158

	5,548,883	5,826,474
Construction work in progress	2,736,635	2,423,446

	8,285,518	8,249,920

INVESTMENTS:
Nuclear plant decommissioning trusts	1,158,376	1,088,641
Other	7,400	22,466

	1,165,776	1,111,107

DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income tax benefits	3,357	86,626
Customer intangibles	127,420	16,566
Goodwill	24,248	24,248
Property taxes	50,125	50,125
Unamortized sale and leaseback costs	61,934	72,553
Other	164,332	121,665

	431,416	371,783

	$11,795,134	$11,750,788

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$1,396,792	$1,550,927
Short-term borrowings-
Associated companies	9,642	9,237
Other	100,000	100,000
Accounts payable-
Associated companies	472,018	466,078
Other	204,928	245,363
Accrued taxes	59,422	83,158
Other	430,824	359,057

	2,673,626	2,813,820

CAPITALIZATION:
Common stockholders’ equity-
Common stock, without par value, authorized 750 shares, 7 shares outstanding	1,490,010	1,468,423
Accumulated other comprehensive loss	(85,320)	(103,001)
Retained earnings	2,326,274	2,149,149

Total common stockholders’ equity	3,730,964	3,514,571
Long-term debt and other long-term obligations	2,819,150	2,711,652

	6,550,114	6,226,223

NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	967,583	992,869
Accumulated deferred investment tax credits	55,267	58,396
Asset retirement obligations	877,522	921,448
Retirement benefits	228,779	204,035
Property taxes	50,125	50,125
Lease market valuation liability	228,119	262,200
Other	163,999	221,672

	2,571,394	2,710,745

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 9)
	$11,795,134	$11,750,788

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2010	2009
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$177,125	$667,766
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	185,535	192,962
Nuclear fuel and lease amortization	126,071	94,244
Deferred rents and lease market valuation liability	(41,493)	(40,143)
Deferred income taxes and investment tax credits, net	96,152	268,812
Impairment of long-lived assets	293,767	—
Investment impairment	21,089	36,169
Accrued compensation and retirement benefits	15,887	5,860
Commodity derivative transactions, net	(40,048)	25,794
Gain on asset sales	(2,213)	(9,832)
Gain on investment securities held in trusts	(34,292)	(154,723)
Cash collateral, net	(53,900)	(92,618)
Decrease (increase) in operating assets-
Receivables	(91,134)	(55,774)
Materials and supplies	(15,324)	38,543
Prepayments and other current assets	36,004	(35,315)
Increase (decrease) in operating liabilities-
Accounts payable	(50,114)	(72,181)
Accrued taxes	(8,404)	23,846
Accrued interest	(14,130)	31,770
Other	23,349	(43,369)

Net cash provided from operating activities	623,927	881,811

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	249,520	2,356,762
Short-term borrowings, net	405	—
Redemptions and Repayments-
Long-term debt	(296,339)	(618,213)
Short-term borrowings, net	—	(1,164,823)
Other	(798)	(20,006)

Net cash provided from (used for) financing activities	(47,212)	553,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(801,238)	(842,600)
Proceeds from asset sales	117,213	16,129
Sales of investment securities held in trusts	1,478,086	2,152,717
Purchases of investment securities held in trusts	(1,511,273)	(2,175,135)
Loans from (to) associated companies, net	303,455	(298,841)
Customer acquisition costs	(110,073)	—
Leasehold improvement payments to associated companies	(51,204)	—
Other	(1,683)	(20,882)

Net cash used for investing activities	(576,717)	(1,168,612)

Net change in cash and cash equivalents	(2)	266,919
Cash and cash equivalents at beginning of period	12	39

Cash and cash equivalents at end of period	$10	$266,958

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

OHIO EDISON COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(In thousands)
STATEMENTS OF INCOME

REVENUES:
Electric sales	$456,531	$575,377	$1,351,893	$1,942,612
Excise and gross receipts tax collections	30,058	27,127	82,482	81,055

Total revenues	486,589	602,504	1,434,375	2,023,667

EXPENSES:
Purchased power from affiliates	136,804	200,506	424,530	847,712
Purchased power from non-affiliates	84,264	161,732	257,322	397,875
Other operating expenses	94,804	102,463	271,934	372,231
Provision for depreciation	21,990	22,407	65,884	65,916
Amortization of regulatory assets, net	9,704	17,404	48,473	59,910
General taxes	48,909	45,164	139,763	138,187

Total expenses	396,475	549,676	1,207,906	1,881,831

OPERATING INCOME	90,114	52,828	226,469	141,836

OTHER INCOME (EXPENSE):
Investment income	5,438	20,285	16,991	39,796
Miscellaneous income	1,673	237	2,676	2,108
Interest expense	(21,975)	(22,961)	(66,440)	(67,717)
Capitalized interest	335	231	838	730

Total other expense	(14,529)	(2,208)	(45,935)	(25,083)

INCOME BEFORE INCOME TAXES	75,585	50,620	180,534	116,753

INCOME TAXES	29,332	15,885	60,797	36,742

NET INCOME	46,253	34,735	119,737	80,011

Income from noncontrolling interest	124	140	386	429

EARNINGS AVAILABLE TO PARENT	$46,129	$34,595	$119,351	$79,582

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME	$46,253	$34,735	$119,737	$80,011

OTHER COMPREHENSIVE INCOME LOSS:
Pension and other postretirement benefits	321	(49,043)	4,658	46,559
Change in unrealized gain on available-for-sale securities	2,178	(7,695)	2,989	(9,676)

Other comprehensive income (loss)	2,499	(56,738)	7,647	36,883
Income tax expense (benefit) related to other comprehensive income	562	(21,924)	1,229	15,915

Other comprehensive income (loss), net of tax	1,937	(34,814)	6,418	20,968

COMPREHENSIVE INCOME (LOSS)	48,190	(79)	126,155	100,979

COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	124	140	386	429

COMPREHENSIVE INCOME (LOSS) AVAILABLE TO PARENT	$48,066	$(219)	$125,769	$100,550

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

OHIO EDISON COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$288,092	$324,175
Receivables-
Customers (less accumulated provisions of $4,951,000 and $5,119,000, respectively, for uncollectible accounts)	182,894	209,384
Associated companies	38,499	98,874
Other	20,777	14,155
Notes receivable from associated companies	16,234	118,651
Prepayments and other	9,490	15,964

	555,986	781,203

UTILITY PLANT:
In service	3,118,239	3,036,467
Less — Accumulated provision for depreciation	1,199,401	1,165,394

	1,918,838	1,871,073
Construction work in progress	38,915	31,171

	1,957,753	1,902,244

OTHER PROPERTY AND INVESTMENTS:
Investment in lease obligation bonds	204,707	216,600
Nuclear plant decommissioning trusts	129,685	120,812
Other	96,897	96,861

	431,289	434,273

DEFERRED CHARGES AND OTHER ASSETS:
Regulatory assets	413,596	465,331
Pension assets	39,271	19,881
Property taxes	67,037	67,037
Unamortized sale and leaseback costs	31,376	35,127
Other	17,540	39,881

	568,820	627,257

	$3,513,848	$3,744,977

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$1,479	$2,723
Short-term borrowings-
Associated companies	47,648	92,863
Other	320	807
Accounts payable-
Associated companies	32,084	102,763
Other	23,994	40,423
Accrued taxes	55,236	81,868
Accrued interest	25,354	25,749
Other	133,060	81,424

	319,175	428,620

CAPITALIZATION:
Common stockholder’s equity-
Common stock, without par value, authorized 175,000,000 shares - 60 shares outstanding	951,839	1,154,797
Accumulated other comprehensive loss	(157,159)	(163,577)
Retained earnings	104,241	29,890

Total common stockholder’s equity	898,921	1,021,110
Noncontrolling interest	6,225	6,442

Total equity	905,146	1,027,552
Long-term debt and other long-term obligations	1,152,370	1,160,208

	2,057,516	2,187,760

NONCURRENT LIABILITIES:
Accumulated deferred income taxes	678,815	660,114
Accumulated deferred investment tax credits	10,521	11,406
Retirement benefits	169,070	174,925
Asset retirement obligations	83,194	85,926
Other	195,557	196,226

	1,137,157	1,128,597

COMMITMENTS AND CONTINGENCIES (Note 9)
	$3,513,848	$3,744,977

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

OHIO EDISON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2010	2009
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$119,737	$80,011
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	65,884	65,916
Amortization of regulatory assets, net	48,473	59,910
Purchased power cost recovery reconciliation	3,906	15,372
Amortization of lease costs	28,314	28,394
Deferred income taxes and investment tax credits, net	7,612	32,658
Accrued compensation and retirement benefits	(16,659)	(3,542)
Accrued regulatory obligations	1,301	19,172
Electric service prepayment programs	—	(4,634)
Cash collateral from suppliers	23,286	6,469
Pension trust contributions	—	(103,035)
Decrease (increase) in operating assets-
Receivables	91,971	128,688
Prepayments and other current assets	10,331	(2,553)
Decrease in operating liabilities-
Accounts payable	(87,108)	(60,125)
Accrued taxes	(26,425)	(17,196)
Accrued interest	(395)	(59)
Other	(9,695)	(8,596)

Net cash provided from operating activities	260,533	236,850

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	—	100,000
Short-term borrowings, net	—	74,514
Redemptions and Repayments-
Long-term debt	(9,628)	(101,088)
Short-term borrowings, net	(45,702)	—
Common stock dividend payments	(250,000)	(150,000)
Other	(892)	(2,138)

Net cash used for financing activities	(306,222)	(78,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(110,645)	(108,253)
Leasehold improvement payments from associated companies	18,375	—
Sales of investment securities held in trusts	78,599	207,280
Purchases of investment securities held in trusts	(83,725)	(214,592)
Loan repayments from associated companies, net	102,417	134,975
Cash investments	12,296	7,070
Other	(7,711)	(1,216)

Net cash provided from investing activities	9,606	25,264

Net change in cash and cash equivalents	(36,083)	183,402
Cash and cash equivalents at beginning of period	324,175	146,343

Cash and cash equivalents at end of period	$288,092	$329,745

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(In thousands)
STATEMENTS OF INCOME

REVENUES:
Electric sales	$309,236	$417,900	$901,913	$1,307,592
Excise tax collections	19,480	17,629	52,548	52,748

Total revenues	328,716	435,529	954,461	1,360,340

EXPENSES:
Purchased power from affiliates	89,389	153,556	298,204	635,927
Purchased power from non-affiliates	35,151	87,689	105,200	208,849
Other operating expenses	36,441	37,822	96,613	141,829
Provision for depreciation	18,057	17,753	54,504	53,885
Amortization of regulatory assets	45,136	39,313	121,082	325,630
Deferral of new regulatory assets	—	—	—	(134,587)
General taxes	39,878	37,752	107,207	112,749

Total expenses	264,052	373,885	782,810	1,344,282

OPERATING INCOME	64,664	61,644	171,651	16,058

OTHER INCOME (EXPENSE):
Investment income	6,604	7,565	20,756	23,599
Miscellaneous income	533	645	1,790	3,437
Interest expense	(33,384)	(34,740)	(100,267)	(100,819)
Capitalized interest	10	27	43	145

Total other expense	(26,237)	(26,503)	(77,678)	(73,638)

INCOME (LOSS) BEFORE INCOME TAXES	38,427	35,141	93,973	(57,580)

INCOME TAX EXPENSE (BENEFIT)	13,479	9,755	33,107	(25,290)

NET INCOME (LOSS)	24,948	25,386	60,866	(32,290)

Income from noncontrolling interest	366	418	1,151	1,295

EARNINGS (LOSS) AVAILABLE TO PARENT	$24,582	$24,968	$59,715	$(33,585)

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME (LOSS)	$24,948	$25,386	$60,866	$(32,290)

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	3,228	(48,024)	(16,129)	(154)
Unrealized loss on derivative hedges	—	(1,451)	—	(1,451)

Other comprehensive income (loss)	3,228	(49,475)	(16,129)	(1,605)
Income tax expense (benefit) related to other comprehensive income	976	(17,854)	(6,325)	1,452

Other comprehensive income (loss), net of tax	2,252	(31,621)	(9,804)	(3,057)

COMPREHENSIVE INCOME (LOSS)	27,200	(6,235)	51,062	(35,347)

COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	366	418	1,151	1,295

COMPREHENSIVE INCOME (LOSS) AVAILABLE TO PARENT	$26,834	$(6,653)	$49,911	$(36,642)

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$247	$86,230
Receivables-
Customers (less accumulated provisions of $5,271,000 and $5,239,000, respectively, for uncollectible accounts)	186,044	209,335
Associated companies	59,339	98,954
Other	4,910	11,661
Notes receivable from associated companies	23,905	26,802
Prepayments and other	4,362	9,973

	278,807	442,955

UTILITY PLANT:
In service	2,373,419	2,310,074
Less — Accumulated provision for depreciation	921,040	888,169

	1,452,379	1,421,905
Construction work in progress	30,482	36,907

	1,482,861	1,458,812

OTHER PROPERTY AND INVESTMENTS:
Investment in lessor notes	340,031	388,641
Other	10,084	10,220

	350,115	398,861

DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	1,688,521	1,688,521
Regulatory assets	420,144	545,505
Pension assets (Note 6)	—	13,380
Property taxes	77,319	77,319
Other	12,897	12,777

	2,198,881	2,337,502

	$4,310,664	$4,638,130

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$148	$117
Short-term borrowings-
Associated companies	129,912	339,728
Accounts payable-
Associated companies	14,803	68,634
Other	13,725	17,166
Accrued taxes	64,492	90,511
Accrued interest	39,261	18,466
Other	63,732	45,440

	326,073	580,062

CAPITALIZATION:
Common stockholders’ equity-
Common stock, without par value, authorized 105,000,000 shares, 67,930,743 shares outstanding	886,927	884,897
Accumulated other comprehensive loss	(147,962)	(138,158)
Retained earnings	556,963	597,248

Total common stockholders’ equity	1,295,928	1,343,987
Noncontrolling interest	17,651	20,592

Total equity	1,313,579	1,364,579
Long-term debt and other long-term obligations	1,852,511	1,872,750

	3,166,090	3,237,329

NONCURRENT LIABILITIES:
Accumulated deferred income taxes	628,244	644,745
Accumulated deferred investment tax credits	11,205	11,836
Retirement benefits	82,070	69,733
Other	96,982	94,425

	818,501	820,739

COMMITMENTS AND CONTINGENCIES (Note 9)
	$4,310,664	$4,638,130

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2010	2009
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$60,866	$(32,290)
Adjustments to reconcile net income (loss) to net cash from operating activities-
Provision for depreciation	54,504	53,885
Amortization of regulatory assets, net	121,082	325,630
Deferral of new regulatory assets	—	(134,587)
Purchased power cost recovery reconciliation	—	(3,478)
Deferred income taxes and investment tax credits, net	(24,283)	(41,939)
Accrued compensation and retirement benefits	10,467	10,311
Pension trust contribution	—	(89,789)
Electric service prepayment programs	—	(3,510)
Cash collateral from suppliers, net	19,245	5,404
Decrease (increase) in operating assets-
Receivables	86,725	30,977
Prepayments and other current assets	5,421	(633)
Increase (decrease) in operating liabilities-
Accounts payable	(57,272)	(32,240)
Accrued taxes	(23,876)	(17,003)
Accrued interest	20,795	29,816
Other	740	11,489

Net cash provided from operating activities	274,414	112,043

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	—	298,398
Redemptions and Repayments-
Long-term debt	(84)	(558)
Short-term borrowings, net	(230,132)	(111,128)
Common stock dividend payments	(100,000)	(93,000)
Other	(4,100)	(6,161)

Net cash provided from (used for) financing activities	(334,316)	87,551

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(70,812)	(73,577)
Restricted cash	—	(155,573)
Loan repayments from (to) associated companies, net	2,897	(4,638)
Redemptions of lessor notes	48,610	37,072
Other	(6,776)	(2,871)

Net cash used for investing activities	(26,081)	(199,587)

Net change in cash and cash equivalents	(85,983)	7
Cash and cash equivalents at beginning of period	86,230	226

Cash and cash equivalents at end of period	$247	$233

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

THE TOLEDO EDISON COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(In thousands)
STATEMENTS OF INCOME

REVENUES:
Electric sales	$136,058	$206,086	$376,180	$663,082
Excise tax collections	7,979	7,422	21,079	21,448

Total revenues	144,037	213,508	397,259	684,530

EXPENSES:
Purchased power from affiliates	42,338	86,278	144,062	342,166
Purchased power from non-affiliates	16,663	56,494	50,377	115,275
Other operating expenses	28,746	30,238	79,790	110,722
Provision for depreciation	7,800	7,847	23,763	23,136
Amortization (deferral) of regulatory assets, net	6,591	9,253	(3,708)	30,921
General taxes	14,023	13,205	39,766	39,804

Total expenses	116,161	203,315	334,050	662,024

OPERATING INCOME	27,876	10,193	63,209	22,506

OTHER INCOME (EXPENSE):
Investment income	3,018	9,302	11,875	22,315
Miscellaneous expense	(502)	(1,725)	(2,853)	(1,690)
Interest expense	(10,479)	(10,854)	(31,421)	(25,649)
Capitalized interest	94	46	252	138

Total other expense	(7,869)	(3,231)	(22,147)	(4,886)

INCOME BEFORE INCOME TAXES	20,007	6,962	41,062	17,620

INCOME TAX EXPENSE (BENEFIT)	6,911	(138)	13,241	3,123

NET INCOME	13,096	7,100	27,821	14,497

Income from noncontrolling interest	(4)	14	1	17

EARNINGS AVAILABLE TO PARENT	$13,100	$7,086	$27,820	$14,480

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME	$13,096	$7,100	$27,821	$14,497

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	713	(24,201)	1,723	(5,052)
Change in unrealized gain on available-for-sale securities	427	(11,633)	466	(15,181)

Other comprehensive income (loss)	1,140	(35,834)	2,189	(20,233)
Income tax expense (benefit) related to other comprehensive income	330	(13,187)	565	(5,982)

Other comprehensive income (loss), net of tax	810	(22,647)	1,624	(14,251)

COMPREHENSIVE INCOME (LOSS)	13,906	(15,547)	29,445	246

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(4)	14	1	17

COMPREHENSIVE INCOME (LOSS) AVAILABLE TO PARENT	$13,910	$(15,561)	$29,444	$229

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

THE TOLEDO EDISON COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$134,158	$436,712
Receivables-
Customers	30	75
Associated companies	44,075	90,191
Other (less accumulated provisions of $224,000 and $208,000, respectively, for uncollectible accounts)	19,146	20,180
Notes receivable from associated companies	81,254	85,101
Prepayments and other	4,272	7,111

	282,935	639,370

UTILITY PLANT:
In service	938,532	912,930
Less — Accumulated provision for depreciation	440,510	427,376

	498,022	485,554
Construction work in progress	9,946	9,069

	507,968	494,623

OTHER PROPERTY AND INVESTMENTS:
Investment in lessor notes	103,848	124,357
Nuclear plant decommissioning trusts	76,051	73,935
Other	1,514	1,580

	181,413	199,872

DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	500,576	500,576
Regulatory assets	74,297	69,557
Property taxes	23,658	23,658
Other	27,215	55,622

	625,746	649,413

	$1,598,062	$1,983,278

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$208	$222
Accounts payable-
Associated companies	8,644	78,341
Other	6,212	8,312
Notes payable to associated companies	—	225,975
Accrued taxes	17,904	25,734
Lease market valuation liability	36,900	36,900
Other	44,745	29,273

	114,613	404,757

CAPITALIZATION:
Common stockholders’ equity-
Common stock, $5 par value, authorized 60,000,000 shares, 29,402,054 shares outstanding	147,010	147,010
Other paid-in-capital	178,170	178,181
Accumulated other comprehensive loss	(48,179)	(49,803)
Retained earnings	112,310	214,490

Total common stockholders’ equity	389,311	489,878
Noncontrolling interest	2,587	2,696

Total equity	391,898	492,574
Long-term debt and other long-term obligations	600,478	600,443

	992,376	1,093,017

NONCURRENT LIABILITIES:
Accumulated deferred income taxes	116,090	80,508
Accumulated deferred investment tax credits	6,039	6,367
Retirement benefits	67,953	65,988
Asset retirement obligations	28,287	32,290
Lease market valuation liability	208,525	236,200
Other	64,179	64,151

	491,073	485,504

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 9)
	$1,598,062	$1,983,278

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

THE TOLEDO EDISON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2010	2009
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$27,821	$14,497
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	23,763	23,136
Amortization (deferral) of regulatory assets, net	(3,708)	30,921
Deferred rents and lease market valuation liability	(36,123)	(34,556)
Deferred income taxes and investment tax credits, net	18,927	(2,242)
Accrued compensation and retirement benefits	4,529	3,039
Accrued regulatory obligations	40	4,841
Electric service prepayment programs	—	(1,458)
Pension trust contribution	—	(21,590)
Cash collateral from suppliers	9,874	2,830
Decrease in operating assets-
Receivables	61,051	24,561
Prepayments and other current assets	2,839	109
Increase (decrease) in operating liabilities-
Accounts payable	(69,846)	(13,440)
Accrued taxes	(6,172)	(5,057)
Accrued interest	10,050	14,033
Other	(10,971)	(3,694)

Net cash provided from operating activities	32,074	35,930

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	—	297,422
Redemptions and Repayments-
Long-term debt	(167)	(292)
Short-term borrowings, net	(225,975)	(101,569)
Common stock dividend payments	(130,000)	(25,000)
Other	(112)	(351)

Net cash provided from (used for) financing activities	(356,254)	170,210

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(29,592)	(33,005)
Leasehold improvement payments from associated companies	32,829	—
Loan repayments from associated companies, net	3,847	10,256
Redemptions of lessor notes	20,509	18,358
Sales of investment securities held in trusts	118,360	171,061
Purchases of investment securities held in trusts	(119,777)	(173,214)
Other	(4,550)	(2,776)

Net cash provided from (used for) investing activities	21,626	(9,320)

Net change in cash and cash equivalents	(302,554)	196,820
Cash and cash equivalents at beginning of period	436,712	14

Cash and cash equivalents at end of period	$134,158	$196,834

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

JERSEY CENTRAL POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(In thousands)
REVENUES:
Electric sales	$952,420	$854,108	$2,353,418	$2,312,089
Excise tax collections	16,080	14,128	39,444	37,890

Total revenues	968,500	868,236	2,392,862	2,349,979

EXPENSES:
Purchased power	556,618	509,035	1,381,104	1,414,226
Other operating expenses	89,167	84,495	260,004	241,241
Provision for depreciation	26,614	26,565	81,678	76,969
Amortization of regulatory assets, net	100,476	96,051	251,250	262,900
General taxes	19,974	18,344	51,312	48,427

Total expenses	792,849	734,490	2,025,348	2,043,763

OPERATING INCOME	175,651	133,746	367,514	306,216

OTHER INCOME (EXPENSE):
Miscellaneous income	1,662	1,301	5,144	4,113
Interest expense	(30,220)	(29,593)	(89,684)	(87,132)
Capitalized interest	199	139	488	419

Total other expense	(28,359)	(28,153)	(84,052)	(82,600)

INCOME BEFORE INCOME TAXES	147,292	105,593	283,462	223,616

INCOME TAXES	64,440	43,435	121,491	95,834

NET INCOME	82,852	62,158	161,971	127,782

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	4,135	(51,932)	24,198	(26,893)
Unrealized gain on derivative hedges	69	69	207	207

Other comprehensive income (loss)	4,204	(51,863)	24,405	(26,686)
Income tax expense (benefit) related to other comprehensive income	1,443	(21,295)	9,442	(8,806)

Other comprehensive income (loss), net of tax	2,761	(30,568)	14,963	(17,880)

TOTAL COMPREHENSIVE INCOME	$85,613	$31,590	$176,934	$109,902

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

JERSEY CENTRAL POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1	$27
Receivables-
Customers (less accumulated provisions of $4,736,000 and $3,506,000, respectively, for uncollectible accounts)	378,822	300,991
Associated companies	3,900	12,884
Other	26,024	21,877
Notes receivable — associated companies	64,168	102,932
Prepaid taxes	71,153	34,930
Other	15,674	12,945

	559,742	486,586

UTILITY PLANT:
In service	4,568,640	4,463,490
Less — Accumulated provision for depreciation	1,666,918	1,617,639

	2,901,722	2,845,851
Construction work in progress	51,857	54,251

	2,953,579	2,900,102

OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	175,254	166,768
Nuclear fuel disposal trust	208,870	199,677
Other	2,136	2,149

	386,260	368,594

DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	1,810,936	1,810,936
Regulatory assets	722,086	888,143
Other	30,608	27,096

	2,563,630	2,726,175

	$6,463,211	$6,481,457

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$31,947	$30,639
Accounts payable-
Associated companies	12,743	26,882
Other	154,872	168,093
Accrued taxes	24,798	12,594
Accrued interest	30,003	18,256
Other	78,903	111,156

	333,266	367,620

CAPITALIZATION:
Common stockholders’ equity-
Common stock, $10 par value, authorized 16,000,000 shares, 13,628,447 shares outstanding	136,284	136,284
Other paid-in capital	2,508,852	2,507,049
Accumulated other comprehensive loss	(228,049)	(243,012)
Retained earnings	197,046	200,075

Total common stockholders’ equity	2,614,133	2,600,396
Long-term debt and other long-term obligations	1,779,081	1,801,589

	4,393,214	4,401,985

NONCURRENT LIABILITIES:
Accumulated deferred income taxes	720,825	687,545
Nuclear fuel disposal costs	196,703	196,511
Retirement benefits	133,579	150,603
Asset retirement obligations	106,573	101,568
Power purchase contract liability	386,273	399,105
Other	192,778	176,520

	1,736,731	1,711,852

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 9)
	$6,463,211	$6,481,457

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

JERSEY CENTRAL POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2010	2009
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$161,971	$127,782
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	81,678	76,969
Amortization of regulatory assets, net	251,250	262,900
Deferred purchased power and other costs	(85,136)	(106,340)
Deferred income taxes and investment tax credits, net	14,984	40,989
Accrued compensation and retirement benefits	11,621	7,308
Cash collateral paid, net	(23,400)	(210)
Pension trust contribution	—	(100,000)
Decrease (increase) in operating assets-
Receivables	(72,994)	18,984
Prepayments and other current assets	(36,573)	(83,538)
Increase (decrease) in operating liabilities-
Accounts payable	(37,668)	(40,670)
Accrued taxes	35,326	(13,399)
Accrued interest	11,747	20,946
Tax collections payable	—	(9,714)
Other	(13,953)	12,606

Net cash provided from operating activities	298,853	214,613

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	—	299,619
Redemptions and Repayments-
Common stock	—	(150,000)
Long-term debt	(21,703)	(20,570)
Short-term borrowings, net	—	(114,766)
Common stock dividend payments	(165,000)	(88,000)
Other	(2)	(2,275)

Net cash used for financing activities	(186,705)	(75,992)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(130,008)	(121,342)
Loans from (to) associated companies, net	38,764	(660)
Sales of investment securities held in trusts	340,368	338,684
Purchases of investment securities held in trusts	(353,028)	(351,216)
Other	(8,270)	(4,152)

Net cash used for investing activities	(112,174)	(138,686)

Net change in cash and cash equivalents	(26)	(65)
Cash and cash equivalents at beginning of period	27	66

Cash and cash equivalents at end of period	$1	$1

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

METROPOLITAN EDISON COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(In thousands)
REVENUES:
Electric sales	$460,864	$424,901	$1,334,454	$1,194,609
Gross receipts tax collections	23,049	20,612	65,245	58,181

Total revenues	483,913	445,513	1,399,699	1,252,790

EXPENSES:
Purchased power from affiliates	166,039	94,768	476,119	273,497
Purchased power from non-affiliates	87,561	142,495	264,765	389,705
Other operating expenses	141,761	63,654	333,895	221,320
Provision for depreciation	12,978	13,262	39,176	38,320
Amortization of regulatory assets, net	15,480	84,631	112,869	173,770
General taxes	25,029	22,540	66,663	66,509

Total expenses	448,848	421,350	1,293,487	1,163,121

OPERATING INCOME	35,065	24,163	106,212	89,669

OTHER INCOME (EXPENSE):
Interest income	581	2,169	2,678	8,124
Miscellaneous income	1,539	1,068	5,093	2,982
Interest expense	(13,037)	(14,380)	(39,812)	(42,502)
Capitalized interest	176	47	461	124

Total other expense	(10,741)	(11,096)	(31,580)	(31,272)

INCOME BEFORE INCOME TAXES	24,324	13,067	74,632	58,397

INCOME TAXES	10,084	2,324	30,968	21,027

NET INCOME	14,240	10,743	43,664	37,370

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	2,161	(31,365)	14,032	557
Unrealized gain on derivative hedges	84	84	252	252

Other comprehensive income (loss)	2,245	(31,281)	14,284	809
Income tax expense (benefit) related to other comprehensive income	723	(13,112)	5,624	2,273

Other comprehensive income (loss), net of tax	1,522	(18,169)	8,660	(1,464)

TOTAL COMPREHENSIVE INCOME (LOSS)	$15,762	$(7,426)	$52,324	$35,906

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

METROPOLITAN EDISON COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$124	$120
Receivables-
Customers (less accumulated provisions of $4,344,000 and $4,044,000, respectively, for uncollectible accounts)	182,509	171,052
Associated companies	41,689	29,413
Other	13,654	11,650
Notes receivable from associated companies	11,201	97,150
Prepaid taxes	27,307	15,229
Other	2,523	1,459

	279,007	326,073

UTILITY PLANT:
In service	2,213,765	2,162,815
Less — Accumulated provision for depreciation	836,821	810,746

	1,376,944	1,352,069
Construction work in progress	31,488	14,901

	1,408,432	1,366,970

OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	277,823	266,479
Other	877	890

	278,700	267,369

DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	416,499	416,499
Regulatory assets	400,375	356,754
Power purchase contract asset	103,902	176,111
Other	64,084	36,544

	984,860	985,908

	$2,950,999	$2,946,320

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$28,500	$128,500
Short-term borrowings-
Associated companies	6,296	—
Accounts payable-
Associated companies	34,204	40,521
Other	28,604	41,050
Accrued taxes	2,967	11,170
Accrued interest	11,717	17,362
Other	31,993	24,520

	144,281	263,123

CAPITALIZATION:
Common stockholders’ equity-
Common stock, without par value, authorized 900,000 shares, 859,500 shares outstanding	1,197,064	1,197,070
Accumulated other comprehensive loss	(134,891)	(143,551)
Retained earnings	48,064	4,399

Total common stockholders’ equity	1,110,237	1,057,918
Long-term debt and other long-term obligations	713,941	713,873

	1,824,178	1,771,791

NONCURRENT LIABILITIES:
Accumulated deferred income taxes	489,608	453,462
Accumulated deferred investment tax credits	6,978	7,313
Nuclear fuel disposal costs	44,434	44,391
Retirement benefits	28,268	33,605
Asset retirement obligations	189,489	180,297
Power purchase contract liability	175,259	143,135
Other	48,504	49,203

	982,540	911,406

COMMITMENTS AND CONTINGENCIES (Note 9)
	$2,950,999	$2,946,320

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

METROPOLITAN EDISON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2010	2009
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$43,664	$37,370
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	39,176	38,320
Amortization of regulatory assets, net	112,869	173,770
Deferred costs recoverable as regulatory assets	(49,646)	(70,044)
Deferred income taxes and investment tax credits, net	23,781	59,393
Accrued compensation and retirement benefits	(282)	6,712
Pension trust contribution	—	(123,521)
Cash collateral paid, net	(17,647)	(6,800)
Decrease (increase) in operating assets-
Receivables	(18,444)	(23,370)
Prepayments and other current assets	(13,144)	(22,614)
Increase (decrease) in operating liabilities-
Accounts payable	(18,763)	(17,293)
Accrued taxes	(8,203)	(11,095)
Accrued interest	(5,645)	5,001
Other	7,721	11,891

Net cash provided from operating activities	95,437	57,720

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	—	300,000
Short-term borrowings, net	6,296	—
Redemptions and Repayments-
Long-term debt	(100,000)	—
Short-term borrowings, net	—	(265,003)
Other	—	(2,268)

Net cash provided from (used for) financing activities	(93,704)	32,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(77,921)	(73,106)
Sales of investment securities held in trusts	420,116	88,802
Purchases of investment securities held in trusts	(427,150)	(95,982)
Loans from (to) associated companies, net	85,949	(6,586)
Other	(2,723)	(3,597)

Net cash used for investing activities	(1,729)	(90,469)

Net change in cash and cash equivalents	4	(20)
Cash and cash equivalents at beginning of period	120	144

Cash and cash equivalents at end of period	$124	$124

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

PENNSYLVANIA ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(In thousands)
REVENUES:
Electric sales	$372,480	$340,246	$1,108,751	$1,028,420
Gross receipts tax collections	17,414	15,246	51,100	47,342

Total revenues	389,894	355,492	1,159,851	1,075,762

EXPENSES:
Purchased power from affiliates	165,125	81,191	486,470	249,438
Purchased power from non-affiliates	92,648	144,777	270,900	397,260
Other operating expenses	58,832	47,785	198,296	171,375
Provision for depreciation	14,859	15,038	46,146	45,074
Amortization (deferral) of regulatory assets, net	(1,771)	17,201	(22,259)	44,090
General taxes	19,194	17,230	54,375	56,074

Total expenses	348,887	323,222	1,033,928	963,311

OPERATING INCOME	41,007	32,270	125,923	112,451

OTHER INCOME (EXPENSE):
Miscellaneous income	1,508	1,156	4,431	2,865
Interest expense	(17,581)	(11,614)	(52,501)	(36,690)
Capitalized interest	193	23	516	74

Total other expense	(15,880)	(10,435)	(47,554)	(33,751)

INCOME BEFORE INCOME TAXES	25,127	21,835	78,369	78,700

INCOME TAXES	5,311	6,039	28,280	29,393

NET INCOME	19,816	15,796	50,089	49,307

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and other postretirement benefits	1,830	(79,579)	12,207	(47,224)
Unrealized gain on derivative hedges	16	17	48	49
Change in unrealized gain on available-for-sale securities	—	19	—	3

Other comprehensive income (loss)	1,846	(79,543)	12,255	(47,172)
Income tax expense (benefit) related to other comprehensive income	484	(33,141)	4,251	(16,986)

Other comprehensive income (loss), net of tax	1,362	(46,402)	8,004	(30,186)

TOTAL COMPREHENSIVE INCOME (LOSS)	$21,178	$(30,606)	$58,093	$19,121

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

PENNSYLVANIA ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8	$14
Receivables-
Customers (less accumulated provisions of $3,481,000 and $3,483,000, respectively, for uncollectible accounts)	135,416	139,302
Associated companies	95,355	77,338
Other	14,413	18,320
Notes receivable from associated companies	14,569	14,589
Prepaid taxes	48,264	18,946
Other	2,115	1,400

	310,140	269,909

UTILITY PLANT:
In service	2,503,555	2,431,737
Less — Accumulated provision for depreciation	925,894	901,990

	1,577,661	1,529,747
Construction work in progress	28,498	24,205

	1,606,159	1,553,952

OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	147,675	142,603
Non-utility generation trusts	92,034	120,070
Other	294	289

	240,003	262,962

DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	768,628	768,628
Regulatory assets	202,801	9,045
Power purchase contract asset	5,746	15,362
Other	28,780	19,143

	1,005,955	812,178

	$3,162,257	$2,899,001

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$69,310	$69,310
Short-term borrowings-
Associated companies	43,244	41,473
Accounts payable-
Associated companies	40,747	39,884
Other	28,427	41,990
Accrued taxes	4,164	6,409
Accrued interest	24,513	17,598
Other	25,871	22,741

	236,276	239,405

CAPITALIZATION:
Common stockholders’ equity-
Common stock, $20 par value, authorized 5,400,000 shares, 4,427,577 shares outstanding	88,552	88,552
Other paid-in capital	913,507	913,437
Accumulated other comprehensive loss	(154,100)	(162,104)
Retained earnings	141,590	91,501

Total common stockholders’ equity	989,549	931,386
Long-term debt and other long-term obligations	1,072,207	1,072,181

	2,061,756	2,003,567

NONCURRENT LIABILITIES:
Accumulated deferred income taxes	356,536	242,040
Retirement benefits	167,542	174,306
Asset retirement obligations	96,519	91,841
Power purchase contract liability	194,102	100,849
Other	49,526	46,993

	864,225	656,029

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 9)
	$3,162,257	$2,899,001

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

PENNSYLVANIA ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30
	2010	2009
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$50,089	$49,307
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	46,146	45,074
Amortization (deferral) of regulatory assets, net	(22,259)	44,090
Deferred costs recoverable as regulatory assets	(61,574)	(76,953)
Deferred income taxes and investment tax credits, net	94,015	56,144
Accrued compensation and retirement benefits	7,634	6,271
Cash collateral paid, net	(11,760)	—
Pension trust contribution	—	(60,000)
Decrease (increase) in operating assets-
Receivables	(2,584)	3,687
Prepayments and other current assets	(30,034)	(24,730)
Increase (decrease) in operating liabilities-
Accounts payable	(12,766)	(8,988)
Accrued taxes	(2,245)	(7,015)
Accrued interest	6,915	(2,570)
Other	10,127	13,392

Net cash provided from operating activities	71,704	37,709

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	—	498,583
Short-term borrowings, net	1,771	—
Redemptions and Repayments-
Long-term debt	—	(100,000)
Short-term borrowings, net	—	(239,770)
Common stock dividend payments	—	(85,000)
Other	(125)	(3,865)

Net cash provided from financing activities	1,646	69,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(91,924)	(92,070)
Sales of investment securities held in trusts	141,392	80,986
Purchases of investment securities held in trusts	(116,240)	(91,105)
Other	(6,584)	(5,482)

Net cash used for investing activities	(73,356)	(107,671)

Net change in cash and cash equivalents	(6)	(14)
Cash and cash equivalents at beginning of period	14	23

Cash and cash equivalents at end of period	$8	$9

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
FirstEnergy and its subsidiaries consolidate all majority-owned subsidiaries over which they exercise control and, when applicable, entities for which they have a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation. FirstEnergy consolidates a VIE when it is determined that it is the primary beneficiary (see Note 7). Investments in affiliates over which FirstEnergy and its subsidiaries have the ability to exercise significant influence, but are not the primary beneficiary and do not exercise control, follow the equity method of accounting. Under the equity method, the interest in the entity is reported as an investment in the Consolidated Balance Sheets and the percentage share of the entity’s earnings is reported in the Consolidated Statements of Income.
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

	Three Months		Nine Months
Reconciliation of Basic and Diluted Earnings per Share	Ended September 30		Ended September 30
of Common Stock	2010	2009	2010	2009
	(In millions, except per share amounts)

Earnings available to FirstEnergy Corp.	$179	$234	$599	$768

Weighted average number of basic shares outstanding	304	304	304	304
Assumed exercise of dilutive stock options and awards	1	2	1	2

Weighted average number of diluted shares outstanding	305	306	305	306

Basic earnings per share of common stock	$0.59	$0.77	$1.97	$2.52

Diluted earnings per share of common stock	$0.59	$0.77	$1.96	$2.51

3. GOODWILL
In a business combination, the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recognized as goodwill. Goodwill is evaluated for impairment at least annually and more frequently if indicators of impairment arise. In accordance with the accounting standards, if the fair value of a reporting unit is less than its carrying value (including goodwill), the goodwill is tested for impairment. Impairment is indicated and a loss is recognized if the implied fair value of a reporting unit’s goodwill is less than the carrying value of its goodwill.
FirstEnergy’s goodwill primarily relates to its energy delivery services segment. FirstEnergy’s aggregated reporting units are consistent with its operating segments, which are energy delivery services and competitive energy. Goodwill is allocated to these operating segments based on the original purchase price allocation for acquisitions within the various reporting units. The goodwill allocated to competitive energy is insignificant to that segment and to FirstEnergy.
Annual impairment testing is conducted during the third quarter of each year and for 2010 the analysis indicated no impairment of goodwill. For purposes of annual testing the estimated fair values of energy delivery services and the utilities were determined using a discounted cash flow approach.
The discounted cash flow model of the reporting units, which are aggregated into operating segments, is based on the forecasted operating cash flow for the current year, projected operating cash flows for the next five years (determined using forecasted amounts as well as an estimated growth rate) and a terminal value beyond five years. Discounted cash flows consist of the operating cash flows for each reporting unit less an estimate for capital expenditures. The key assumptions incorporated in the discounted cash flow approach include growth rates, projected operating income, changes in working capital, projected capital expenditures, planned funding of pension plans, anticipated funding of nuclear decommissioning trusts, expected results of future rate proceedings and a discount rate equal to our assumed long term cost of capital. Cash flows may be adjusted to exclude certain non-recurring or unusual items. Reporting unit income, which excludes non-recurring or unusual items, was the starting point for determining operating cash flow and there were no non- recurring or unusual items excluded from the calculations of operating cash flow in any of the periods included in the determination of fair value.
Unanticipated changes in assumptions could have a significant effect on FirstEnergy’s evaluation of goodwill. At the time of annual impairment testing, fair value would have to have declined in excess of 52% for energy delivery services to indicate a potential goodwill impairment. Fair value would have to have declined more than 26% for CEI, 64% for TE, 38% for JCP&L, 56% for Met-Ed, and 57% for Penelec to indicate potential goodwill impairment.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS
(A) LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS
All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported on the Consolidated Balance Sheets at cost, which approximates their fair market value, in the caption “short-term borrowings.” The following table provides the approximate fair value and related carrying amounts of long-term debt and other long-term obligations as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In millions)

FirstEnergy (Consolidated)	$13,592	$14,920	$13,753	$14,502
FES	4,181	4,228	4,224	4,306
OE	1,159	1,409	1,169	1,299
CEI	1,853	2,144	1,873	2,032
TE	600	706	600	638
JCP&L	1,819	2,076	1,840	1,950
Met-Ed	742	849	842	909
Penelec	1,144	1,269	1,144	1,177
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
Available-For-Sale Securities
The following table summarizes the amortized cost basis, unrealized gains and losses and fair values of investments held in nuclear decommissioning trusts, nuclear fuel disposal trusts and NUG trusts as of September 30, 2010 and December 31, 2009:

	September 30, 2010(1)				December 31, 2009(2)
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
	(In millions)
Debt securities
FirstEnergy	$1,795	$73	$—	$1,868	$1,727	$22	$—	$1,749
FES	1,079	39	—	1,118	1,043	3	—	1,046
OE	124	4	—	128	55	—	—	55
TE	31	1	—	32	72	—	—	72
JCP&L	277	15	—	292	271	9	—	280
Met-Ed	129	8	—	137	120	5	—	125
Penelec	155	6	—	161	166	5	—	171

Equity securities
FirstEnergy	$261	$44	$—	$305	$252	$43	$—	$295
JCP&L	78	9	—	87	74	11	—	85
Met-Ed	122	23	—	145	117	23	—	140
Penelec	62	10	—	72	61	9	—	70

(1)	Excludes cash balances: FirstEnergy — $93 million; FES — $40 million; OE — $2 million; TE — $44 million; JCP&L — $5 million; Met-Ed — $(5) million and Penelec — $6 million.

(2)	Excludes cash balances: FirstEnergy — $137 million; FES — $43 million; OE — $66 million; TE — $2 million; JCP&L — $3 million and Penelec — $23 million.

Proceeds from the sale of investments in available-for-sale securities, realized gains and losses on those sales, and interest and dividend income for the nine-month period ended September 30, 2010 and 2009 were as follows:

September 30, 2010	FirstEnergy	FES	OE	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Proceeds from sales	$2,577	$1,478	$79	$118	$340	$420	$141
Realized gains	132	101	2	3	10	10	6
Realized losses	118	88	—	1	10	12	7
Interest and dividend income	56	33	2	1	10	5	5

September 30, 2009	FirstEnergy	FES	OE	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Proceeds from sales	$3,040	$2,153	$207	$171	$339	$89	$81
Realized gains	186	162	11	7	4	1	1
Realized losses	96	62	3	—	11	13	7
Interest and dividend income	47	22	4	2	10	5	4
Held-To-Maturity Securities
The following table provides the amortized cost basis, unrealized gains and losses, and approximate fair values of investments in held-to-maturity securities as of September 30, 2010 and December 31, 2009:

	September 30, 2010				December 31, 2009
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
	(In millions)
Debt Securities
FirstEnergy	$486	$99	$—	$585	$544	$72	$—	$616
OE	205	60	—	265	217	29	—	246
CEI	340	31	—	371	389	43	—	432
Investments in emission allowances, employee benefits and cost and equity method investments totaling $256 million as of September 30, 2010, and $264 million as of December 31, 2009 are not required to be disclosed and are therefore excluded from the amounts reported above.
Notes Receivable
The table below provides the approximate fair value and related carrying amounts of notes receivable as of September 30, 2010 and December 31, 2009. The fair value of notes receivable represents the present value of the cash inflows based on the yield to maturity. The yields assumed were based on financial instruments with similar characteristics and terms.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In millions)
Notes Receivable
FirstEnergy	$7	$8	$36	$35
FES	—	—	2	1
TE	104	114	124	141
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
The following tables set forth financial assets and financial liabilities that are accounted for at fair value by level within the fair value hierarchy as of September 30, 2010 and December 31, 2009. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. FirstEnergy’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the fair valuation of assets and liabilities and their placement within the fair value hierarchy levels.

	Recurring Fair Value Measures as of September 30, 2010
	Level 1
	FirstEnergy	FES	OE	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Assets
Nuclear Decommissioning Trust Investments — equity securities(1)	$305	$—	$—	$—	$88	$145	$73

Total Assets(2)	$305	$—	$—	$—	$88	$145	$73

Liabilities
Derivatives — commodity contracts	$2	$2	$—	$—	$—	$—	$—

Total Liabilities	$2	$2	$—	$—	$—	$—	$—

	Level 2
	FirstEnergy	FES	OE	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Assets
Nuclear Decommissioning Trust Investments
U.S. government debt securities	$619	$337	$127	$26	$37	$82	$10
U.S. state debt securities	88	—	—	—	29	—	59
Foreign government debt securities	285	285	—	—	—	—	—
Corporate debt securities	580	496	—	6	23	47	8
Other	101	38	6	45	2	9	1

Total Nuclear Decommissioning Trust Investments	$1,673	$1,156	$133	$77	$91	$138	$78

Rabbi Trust Investments
Equity securities — financial	$1	$—	$—	$—	$—	$—	$—
Other	11	—	—	—	—	—	—

Total Rabbi Trust Investments	$12	$—	$—	$—	$—	$—	$—

Nuclear Fuel Disposal Trust Investments
U.S. state debt securities	$209	$—	$—	$—	$209	$—	$—

Total Nuclear Fuel Disposal Trust Investments	$209	$—	$—	$—	$209	$—	$—

NUG Trust Investments
U.S. state debt securities	$86	$—	$—	$—	$—	$—	$86
Other	6	—	—	—	—	—	6

Total NUG Trust Investments	$92	$—	$—	$—	$—	$—	$92

Derivatives
Commodity contracts	$183	$174	$—	$—	$2	$5	$2

Total Derivatives Contracts	$183	$174	$—	$—	$2	$5	$2

Total Assets(2)	$2,169	$1,330	$133	$77	$302	$143	$172

Liabilities
Derivatives
Commodity contracts	$329	$329	$—	$—	$—	$—	$—

Total Liabilities	$329	$329	$—	$—	$—	$—	$—

	Level 3
	FirstEnergy	FES	OE	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Assets
Derivatives — NUG contracts(3)	$116	$—	$—	$—	$7	$104	$6

Liabilities
Derivatives — NUG contracts(3)	$756	$—	$—	$—	$386	$175	$194

(1)	NDT funds hold equity portfolios whose performance is benchmarked against the S&P 500 Index or Russell 3000 Index.

(2)	Excludes $(13) million of receivables, payables and accrued income.

(3)	NUG contracts are subject to regulatory accounting and do not impact earnings.

	Recurring Fair Value Measures as of December 31, 2009
	Level 1
	FirstEnergy	FES	OE	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Assets
Nuclear Decommissioning Trust Investments — equity securities(1)	$294	$—	$—	$—	$87	$133	$74

Total Assets(2)	$294	$—	$—	$—	$87	$133	$74

Liabilities
Derivatives — commodity contracts	$11	$11	$—	$—	$—	$—	$—

Total Liabilities	$11	$11	$—	$—	$—	$—	$—

	Level 2
	FirstEnergy	FES	OE	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Assets
Nuclear Decommissioning Trust Investments
U.S. government debt securities	$558	$306	$118	$72	$23	$30	$9
U.S. state debt securities	188	15	—	—	41	82	50
Foreign government debt securities	279	279	—	—	—	—	—
Corporate debt securities	484	443	—	—	15	20	6
Other	35	29	2	—	1	2	1

Total Nuclear Decommissioning Trust Investments	$1,544	$1,072	$120	$72	$80	$134	$66

Rabbi Trust Investments
Equity securities — financial	$1	$—	$—	$—	$—	$—	$—
Other	9	—	—	—	—	—	—

Total Rabbi Trust Investments	$10	$—	$—	$—	$—	$—	$—

Nuclear Fuel Disposal Trust Investments
U.S. state debt securities	$189	$—	$—	$—	$189	$—	$—
Other	11	—	—	—	11	—	—

Total Nuclear Fuel Disposal Trust Investments	$200	$—	$—	$—	$200	$—	$—

NUG Trust Investments
U.S. state debt securities	$101	$—	$—	$—	$—	$—	$101
Other	19	—	—	—	—	—	19

Total NUG Trust Investments	$120	$—	$—	$—	$—	$—	$120

Derivatives — Commodity Contracts	$34	$15	$—	$—	$5	$9	$5

Other	$1	$—	$—	$—	$—	$—	$—

Total Assets(2)	$1,909	$1,087	$120	$72	$285	$143	$191

Liabilities
Derivatives — commodity contracts	$224	$224	$—	$—	$—	$—	$—

Total Liabilities	$224	$224	$—	$—	$—	$—	$—

	Level 3
	FirstEnergy	FES	OE	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Assets
Derivatives — NUG contracts(3)	$200	$—	$—	$—	$9	$176	$15

Liabilities
Derivatives — NUG contracts(3)	$643	$—	$—	$—	$399	$143	$101

(1)	NDT funds hold equity portfolios whose performance is benchmarked against the S&P 500 Index or Russell 3000 Index.

(2)	Excludes $21 million of receivables, payables and accrued income.

(3)	NUG contracts are subject to regulatory accounting and do not impact earnings.
The determination of the above fair value measures takes into consideration various factors. These factors include nonperformance risk, including counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of nonperformance risk was immaterial in the fair value measurements.

The following tables set forth a reconciliation of changes in the fair value of NUG contracts classified as Level 3 in the fair value hierarchy for the three and nine months ended September 30, 2010 and 2009 (in millions):

	FirstEnergy	JCP&L	Met-Ed	Penelec
Balance as of January 1, 2010	$(444)	$(391)	$33	$(86)
Settlements(1)	209	99	60	50
Unrealized losses(1)	(405)	(88)	(164)	(153)

Balance as of September 30, 2010	$(640)	$(380)	$(71)	$(189)

Balance as of July 1, 2010	$(557)	$(371)	$(38)	$(148)
Settlements(1)	63	29	23	11
Unrealized losses(1)	(146)	(38)	(56)	(52)

Balance as of September 30, 2010	$(640)	$(380)	$(71)	$(189)

	FirstEnergy	JCP&L	Met-Ed	Penelec
Balance as of January 1, 2009	$(332)	$(518)	$150	$36
Settlements(1)	273	132	63	78
Unrealized losses(1)	(406)	(30)	(178)	(198)

Balance as of September 30, 2009	$(465)	$(416)	$35	$(84)

Balance as of July 1, 2009	$(536)	$(466)	$23	$(93)
Settlements(1)	93	42	20	31
Unrealized gains (losses)(1)	(22)	8	(8)	(22)

Balance as of September 30, 2009	$(465)	$(416)	$35	$(84)

(1)	Changes in fair value of NUG contracts are subject to regulatory accounting and do not impact earnings.
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
FirstEnergy accounts for derivative instruments on its Consolidated Balance Sheets at fair value unless they meet the normal purchases and normal sales criteria. Derivatives that meet those criteria are accounted for at cost under the accrual method of accounting. The changes in the fair value of derivative instruments that do not meet the normal purchases and normal sales criteria are included in purchased power, other expense, unrealized gain (loss) on derivative hedges in other comprehensive income (loss), or as part of the value of the hedged item. Based on derivative contracts held as of September 30, 2010, an adverse 10% change in commodity prices would decrease net income by approximately $6 million ($4 million net of tax) during the next twelve months. A hypothetical 10% increase in the interest rates associated with variable-rate debt would decrease net income by approximately $1 million for the three and nine months ended September 30, 2010.
Cash Flow Hedges
FirstEnergy has used forward starting swap agreements to hedge a portion of the consolidated interest rate risk associated with anticipated issuances of fixed-rate, long-term debt securities of its subsidiaries. These derivatives were treated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury rates between the date of hedge inception and the date of the debt issuance. As of September 30, 2010, no forward starting swap agreements were outstanding.
Total unamortized losses included in AOCL associated with prior interest rate cash flow hedges totaled $95 million ($62 million net of tax) as of September 30, 2010. Based on current estimates, approximately $11 million will be amortized to interest expense during the next twelve months. The table below provides the activity of AOCL related to interest rate cash flow hedges as of September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(In millions)		(In millions)
Effective Portion
Gain (Loss) Recognized in AOCL	$—	$(17)	$—	$(18)
Reclassification from AOCL into Interest Expense	(3)	(26)	(9)	(37)

Fair Value Hedges
FirstEnergy has used fixed-for-floating interest rate swap agreements to hedge a portion of the consolidated interest rate risk associated with the debt portfolio of its subsidiaries. These derivatives were treated as fair value hedges of fixed-rate, long-term debt issues, protecting against the risk of changes in the fair value of fixed-rate debt instruments due to lower interest rates. As of September 30, 2010, no fixed-for-floating interest rate swap agreements were outstanding.
Total unamortized gains included in long-term debt associated with prior fixed-for-floating interest rate swap agreements totaled $129 million ($84 million net of tax) as of September 30, 2010. Based on current estimates, approximately $22 million will be amortized to interest expense during the next twelve months. Reclassifications from long-term debt into interest expense totaled $5 million and $7 million for the three and nine months ended September 30, 2010.
Commodity Derivatives
FirstEnergy uses both physically and financially settled derivatives to manage its exposure to volatility in commodity prices. Commodity derivatives are used for risk management purposes to hedge exposures when it makes economic sense to do so, including circumstances where the hedging relationship does not qualify for hedge accounting.
The following tables summarize the fair value of commodity derivatives in FirstEnergy’s Consolidated Balance Sheets:

Cash Flow Hedges
Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
	September 30,	December 31,		September 30,	December 31,
	2010	2009		2010	2009
	(In millions)			(In millions)

Electricity Forwards			Electricity Forwards
Current Assets	$77	$3	Current Liabilities	$87	$7
NonCurrent Assets	73	11	NonCurrent Liabilities	70	12
Natural Gas Futures			Natural Gas Futures
Current Assets	—	—	Current Liabilities	1	9
NonCurrent Assets	—	—	NonCurrent Liabilities	—	—
Other			Other
Current Assets	—	—	Current Liabilities	—	2
NonCurrent Assets	—	—	NonCurrent Liabilities	—	—

	$150	$14		$158	$30

Economic Hedges
Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
	September 30,	December 31,		September 30,	December 31,
	2010	2009		2010	2009
	(In millions)			(In millions)

NUG Contracts			NUG Contracts
Power Purchase			Power Purchase
Contract Asset	$116	$200	Contract Liability	$756	$643
Other			Other
Current Assets	17	—	Current Liabilities	138	106
NonCurrent Assets	15	19	NonCurrent Liabilities	34	97

	148	219		928	846

Total Commodity Derivatives	$298	$233	Total Commodity Derivatives	$1,086	$876

Electricity forwards are used to balance expected sales with expected generation and purchased power. Natural gas futures are entered into based on expected consumption of natural gas, primarily used in FirstEnergy’s peaking units. Heating oil futures are entered into based on expected consumption of oil and the financial risk in FirstEnergy’s coal transportation contracts. Derivative instruments are not used in quantities greater than forecasted needs. The following table summarizes the volume of FirstEnergy’s outstanding derivative transactions as of September 30, 2010:

	Purchases	Sales	Net	Units
	(In thousands)
Electricity Forwards	28,456	(32,604)	(4,148)	MWH
Heating Oil Futures	840	—	840	Gallons
Natural Gas Futures	500	(500)	—	mmBtu

The effect of derivative instruments on the consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2010 and 2009, are summarized in the following tables:

	Three Months Ended September 30,
	Electricity	Natural Gas	Heating Oil
Derivatives in Cash Flow Hedging Relationships	Forwards	Futures	Futures	Total
	(In millions)
2010
Gain (Loss) Recognized in AOCL (Effective Portion)	$(2)	$—	$—	$(2)
Effective Gain (Loss) Reclassified to:(1)
Purchased Power Expense	(1)	—	—	(1)
Fuel Expense	—	(3)	(1)	(4)

2009
Gain (Loss) Recognized in AOCL (Effective Portion)	$15	$(2)	$—	$13
Effective Gain (Loss) Reclassified to:(1)
Purchased Power Expense	11	—	—	11
Fuel Expense	—	(4)	(2)	(6)

	Nine Months Ended September 30,
	Electricity	Natural Gas	Heating Oil
Derivatives in Cash Flow Hedging Relationships	Forwards	Futures	Futures	Total
	(In millions)
2010
Gain (Loss) Recognized in AOCL (Effective Portion)	$(15)	$(1)	$—	$(16)
Effective Gain (Loss) Reclassified to:(1)
Purchased Power Expense	(12)	—	—	(12)
Fuel Expense	—	(9)	(2)	(11)

2009
Gain (Loss) Recognized in AOCL (Effective Portion)	$19	$(9)	$—	$10
Effective Gain (Loss) Reclassified to:(1)
Purchased Power Expense	(6)	—	—	(6)
Fuel Expense	—	(9)	(10)	(19)

(1)	The ineffective portion was immaterial.

	Three Months Ended September 30,
	NUG
Derivatives Not in Hedging Relationships	Contracts	Other	Total
	(In millions)
2010
Unrealized Gain (Loss) Recognized in:
Purchased Power Expense	$—	$(13)	$(13)
Regulatory Assets (2)	(145)	—	(145)

	$(145)	$(13)	$(158)

Realized Gain (Loss) Reclassified to:
Purchased Power Expense	$—	$(30)	$(30)
Regulatory Assets (2)	(63)	—	(63)

	$(63)	$(30)	$(93)

2009
Unrealized Gain (Loss) Recognized in:
Fuel Expense (1)	$—	$(1)	$(1)
Regulatory Assets (2)	(22)	—	(22)

	$(22)	$(1)	$(23)

Realized Gain (Loss) Reclassified to:
Fuel Expense (1)	$—	$1	$1
Regulatory Assets (2)	(93)	—	(93)

	$(93)	$1	$(92)

	Nine Months Ended September 30,
	NUG
Derivatives Not in Hedging Relationships	Contracts	Other	Total
	(In millions)
2010
Unrealized Gain (Loss) Recognized in:
Purchased Power Expense	$—	$(30)	$(30)
Regulatory Assets (2)	(405)	—	(405)

	$(405)	$(30)	$(435)

Realized Gain (Loss) Reclassified to:
Purchased Power Expense	$—	$(86)	$(86)
Regulatory Assets (2)	(209)	9	(200)

	$(209)	$(77)	$(286)

2009
Unrealized Gain (Loss) Recognized in:
Fuel Expense (1)	$—	$2	$2
Regulatory Assets (2)	(406)	—	(406)

	$(406)	$2	$(404)

Realized Gain (Loss) Reclassified to:
Fuel Expense (1)	$—	$—	$—
Regulatory Assets (2)	(273)	11	(262)

	$(273)	$11	$(262)

(1)	The realized gain (loss) is reclassified upon termination of the derivative instrument.

(2)	Changes in the fair value of NUG contracts are deferred for future recovery from (or refund to) customers.
Total unamortized losses included in AOCL associated with commodity derivatives were $8 million ($5 million net of tax) as of September 30, 2010, as compared to $15 million ($9 million net of tax) as of December 31, 2009. The net of tax change resulted from a net $14 million increase related to current hedging activity and a $10 million decrease due to net hedge losses reclassified to earnings during the first nine months of 2010. Based on current estimates, approximately $7 million (net of tax) of the net deferred losses on derivative instruments in AOCL as of September 30, 2010 are expected to be reclassified to earnings during the next twelve months as hedged transactions occur. The fair value of these derivative instruments fluctuates from period to period based on various market factors.
Many of FirstEnergy’s commodity derivatives contain credit risk features. As of September 30, 2010, FirstEnergy posted $158 million of collateral related to net liability positions and held no counterparties’ funds related to asset positions. The collateral FirstEnergy has posted relates to both derivative and non-derivative contracts. FirstEnergy’s largest derivative counterparties fully collateralize all derivative transactions. Certain commodity derivative contracts include credit risk-related contingent features that would require FirstEnergy to post additional collateral if the credit rating for its debt were to fall below investment grade. The aggregate fair value of derivative instruments with credit risk-related contingent features that are in a liability position on September 30, 2010 was $158 million, for which $192 million in collateral has been posted. If FirstEnergy’s credit rating were to fall below investment grade, it would be required to post $22.5 million of additional collateral related to commodity derivatives.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS
FirstEnergy provides noncontributory qualified defined benefit pension plans that cover substantially all of its employees and non-qualified pension plans that cover certain employees. The plans provide defined benefits based on years of service and compensation levels.
FirstEnergy’s net pension and OPEB expense for the three months ended September 30, 2010 and 2009 was $20 million and $36 million, respectively. FirstEnergy’s net pension and OPEB expense for the nine months ended September 30, 2010 and 2009 was $65 million and $117 million, respectively. The components of FirstEnergy’s net pension and other postretirement benefit costs (including amounts capitalized) for the three and nine months ended September 30, 2010 and 2009, consisted of the following:

	Three Months Ended		Nine Months Ended
	September		September 30
Pension Benefit Cost (Credit)	2010	2009	2010	2009
	(In millions)
Service cost	$25	$23	$74	$66
Interest cost	79	79	236	239
Expected return on plan assets	(90)	(86)	(271)	(248)
Amortization of prior service cost	3	3	10	10
Recognized net actuarial loss	47	45	141	129

Net periodic cost	$64	$64	$190	$196

	Three Months Ended		Nine Months Ended
	September 30		September 30
Other Postretirement Benefit Cost (Credit)	2010	2009	2010	2009
	(In millions)
Service cost	$2	$15	$7	$23
Interest cost	11	13	33	51
Expected return on plan assets	(9)	(9)	(27)	(27)
Amortization of prior service cost	(48)	(48)	(144)	(127)
Recognized net actuarial loss	15	15	45	46

Net periodic cost	$(29)	$(14)	$(86)	$(34)

Pension and other postretirement benefit obligations are allocated to FirstEnergy’s subsidiaries employing the plan participants. The net periodic pension costs and net periodic other postretirement benefit costs (including amounts capitalized) recognized by FirstEnergy’s subsidiaries for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension Benefit Cost	2010	2009	2010	2009
	(In millions)
FES	$22	$19	$66	$56
OE	6	6	17	20
CEI	5	5	16	14
TE	2	2	5	5
JCP&L	6	8	19	26
Met-Ed	3	5	8	16
Penelec	5	4	14	13
Other FirstEnergy Subsidiaries	15	15	45	46

	$64	$64	$190	$196

	Three Months Ended		Nine Months Ended
	September 30		September 30
Other Postretirement Benefit Cost (Credit)	2010	2009	2010	2009
	(In millions)
FES	$(7)	$(4)	$(20)	$(8)
OE	(6)	(3)	(19)	(8)
CEI	(1)	—	(4)	1
TE	—	1	(1)	2
JCP&L	(2)	(2)	(5)	(4)
Met-Ed	(2)	(1)	(6)	(3)
Penelec	(2)	(1)	(6)	(2)
Other FirstEnergy Subsidiaries	(9)	(4)	(25)	(12)

	$(29)	$(14)	$(86)	$(34)

7. VARIABLE INTEREST ENTITIES
FirstEnergy’s consolidated financial statements include the accounts of entities in which it has a controlling financial interest. FirstEnergy consolidates certain VIEs in which it has financial control through disproportionate economics in its equity and debt investments in the entities. These VIEs include: FEV’s joint venture in the Signal Peak mining and coal transportation operations; the PNBV and Shippingport bond trusts that were created to refinance debt originally issued in connection with sale and leaseback transactions; and wholly owned limited liability companies of JCP&L created to sell transition bonds to securitize the recovery of JCP&L’s bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Station, of which $319 million was outstanding as of September 30, 2010.
FirstEnergy and its subsidiaries reflect the portion of VIEs not owned by them in the caption noncontrolling interest within the consolidated financial statements. The change in noncontrolling interest within the consolidated balance sheets is the result of net losses of the noncontrolling interests ($19 million) and distributions to owners ($5 million) for the nine months ended September 30, 2010.
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
FirstEnergy has determined that for all but two of these NUG entities, neither JCP&L, nor Met-Ed nor Penelec have variable interests in the entities or the entities are governmental or not-for-profit organizations that are not within the scope of consolidation consideration for VIEs. JCP&L may hold variable interests in the remaining two entities, which sell their output at variable prices that correlate to some extent with the operating costs of the plants. However, FirstEnergy applied the scope exception that exempts enterprises unable to obtain the necessary information to evaluate entities.
Since JCP&L has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs it incurs for power. FirstEnergy expects any above-market costs it incurs to be recovered from customers. Purchased power costs related to the two contracts that may contain a variable interest were $73 million and $58 million for the three months ended September 30, 2010, and 2009, respectively and $190 million and $173 million for the nine months ended September 30, 2010 and 2009, respectively.

Loss Contingencies
FirstEnergy has variable interests in certain sale-leaseback transactions. FirstEnergy is not the primary beneficiary of these interests as it does not have control over the significant activities affecting the economics of the arrangement.
FES and the Ohio Companies are exposed to losses under their applicable sale-leaseback agreements upon the occurrence of certain contingent events that each company considers unlikely to occur. The maximum exposure under these provisions represents the net amount of casualty value payments due upon the occurrence of specified casualty events that render the applicable plant worthless. Net discounted lease payments would not be payable if the casualty loss payments were made. The following table discloses each company’s net exposure to loss based upon the casualty value provisions mentioned above as of September 30, 2010:

	Maximum	Discounted Lease	Net
	Exposure	Payments, net(1)	Exposure
	(In millions)
FES	$1,376	$1,185	$191
OE	672	511	161
CEI(2)	627	71	556
TE(2)	627	346	281

(1)	The net present value of FirstEnergy’s consolidated sale and leaseback operating lease commitments is $1.7 billion.

(2)	CEI and TE are jointly and severally liable for the maximum loss amounts under certain sale-leaseback agreements.
8. INCOME TAXES
FirstEnergy accounts for uncertainty in income taxes recognized in its financial statements. Accounting guidance prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken on a company’s tax return. After reaching a settlement at appeals in the second quarter of 2010 related primarily to the capitalization of certain costs for the tax years 2005-2008 and a settlement in the third quarter of 2010 of an unrelated federal tax matter related to prior year gains and losses recognized from the disposition of assets, FirstEnergy recognized approximately $78 million of net tax benefits, including $21 million that favorably affected FirstEnergy’s effective tax rate for the first nine months of 2010. The remaining portion of the tax benefit increased FirstEnergy’s accumulated deferred income taxes. Upon completion of the federal tax examination for the 2007 tax year in the first quarter of 2009, FirstEnergy recognized $13 million in tax benefits, which favorably affected FirstEnergy’s effective tax rate. There were no material changes to FirstEnergy’s unrecognized tax benefits in the third quarter of 2009.
As of September 30, 2010, it is reasonably possible that approximately $44 million of unrecognized benefits may be resolved within the next twelve months, of which less than $1 million, if recognized, would affect FirstEnergy’s effective tax rate. The potential decrease in the amount of unrecognized tax benefits is primarily associated with issues related to gains and losses from the disposition of assets and the capitalization of certain costs.
In 2009, FirstEnergy, on behalf of the Utilities, filed a change in accounting method related to the costs to repair and maintain electric utility network (transmission and distribution) assets. In the third quarter of 2010, approximately $325 million of costs were included as a repair deduction on FirstEnergy’s 2009 consolidated tax return, which reduced taxable income and increased the amount of tax refunds that will be applied to FirstEnergy’s 2010 estimated federal tax payments. Due to Pennsylvania’s state flow through tax benefit for this change in accounting, FirstEnergy’s effective tax rate was reduced by $6 million in the third quarter of 2010. In connection with completing FirstEnergy’s 2009 consolidated tax return, FES recognized an $8 million adjustment that increased its income tax expense in the third quarter of 2010. The effects of the adjustment are not material to the quarterly and annual periods in 2009 or for the nine months ended September 30, 2010.
FirstEnergy recognizes interest expense or income related to uncertain tax positions. That amount is computed by applying the applicable statutory interest rate to the difference between the tax position recognized and the amount previously taken or expected to be taken on the tax return. FirstEnergy includes net interest and penalties in the provision for income taxes. The reversal of accrued interest associated with the recognized tax benefits noted above favorably affected FirstEnergy’s effective tax rate by $13 million in the first nine months of 2010. During the first nine months of 2009, there were no material changes to the amount of interest accrued. The net amount of accumulated interest accrued as of September 30, 2010 was $6 million, as compared to $21 million as of December 31, 2009.
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

On September 27, 2010, the Small Business Jobs Act was signed into law, which extends 50% bonus first-year depreciation for one year to 2010. Management is currently evaluating this tax election which could have a material impact on taxable income for 2010 and could increase the amount of tax refunds to be recognized in 2010 with a corresponding increase to accumulated deferred income taxes for this temporary tax item.
FirstEnergy has tax returns that are under review at the audit or appeals level by the IRS and state tax authorities. Tax returns for all state jurisdictions are open from 2006-2009. The IRS began reviewing returns for the years 2001-2003 in July 2004 and several items were under appeal. In the fourth quarter of 2009, these items were settled at appeals and sent to Joint Committee on Taxation for final review. The federal audits for years 2004-2006 were completed in the third quarter of 2008 and several items are under appeal. The IRS began auditing the year 2007 in February 2007 under its Compliance Assurance Process program and completed the audit in the first quarter of 2009 with two items under appeal. Items under appeal for tax years 2006 and 2007 were settled and sent to Joint Committee on Taxation for final review in the second quarter and subsequently approved in the third quarter of 2010. The IRS began auditing the year 2008 in February 2008 and the audit was completed in July 2010 with one item under appeal. The 2009 tax year audit began in February 2009 and the 2010 tax year audit began in February 2010. Neither audit is expected to close before December 2010. Management believes that adequate reserves have been recognized and final settlement of these audits is not expected to have a material adverse effect on FirstEnergy’s financial condition or results of operations.
9. COMMITMENTS, GUARANTEES AND CONTINGENCIES
(A) GUARANTEES AND OTHER ASSURANCES
As part of normal business activities, FirstEnergy enters into various agreements on behalf of its subsidiaries to provide financial or performance assurances to third parties. These agreements include contract guarantees, surety bonds and LOCs. As of September 30, 2010, outstanding guarantees and other assurances aggregated approximately $3.8 billion, consisting primarily of parental guarantees ($0.8 billion), subsidiaries’ guarantees ($2.5 billion), surety bonds and LOCs ($0.5 billion).
FirstEnergy guarantees energy and energy-related payments of its subsidiaries involved in energy commodity activities principally to facilitate or hedge normal physical transactions involving electricity, gas, emission allowances and coal. FirstEnergy also provides guarantees to various providers of credit support for the financing or refinancing by subsidiaries of costs related to the acquisition of property, plant and equipment. These agreements legally obligate FirstEnergy to fulfill the obligations of those subsidiaries directly involved in energy and energy-related transactions or financing where the law might otherwise limit the counterparties’ claims. If demands of a counterparty were to exceed the ability of a subsidiary to satisfy existing obligations, FirstEnergy’s guarantee enables the counterparty’s legal claim to be satisfied by other FirstEnergy assets. The likelihood is remote that such parental guarantees of $0.3 billion (included in the $0.8 billion discussed above) as of September 30, 2010 would increase amounts otherwise payable by FirstEnergy to meet its obligations incurred in connection with financings and ongoing energy and energy-related activities.
While these types of guarantees are normally parental commitments for the future payment of subsidiary obligations, subsequent to the occurrence of a credit rating downgrade or “material adverse event,” the immediate posting of cash collateral, provision of an LOC or accelerated payments may be required of the subsidiary. As of September 30, 2010, FirstEnergy’s maximum exposure under these collateral provisions was $419 million consisting of $374 million due to a below investment grade credit rating, of which $175 million is due to an acceleration of payment or funding obligation, and $45 million due to “material adverse event” contractual clauses. Additionally, stress case conditions of a credit rating downgrade or “material adverse event” and hypothetical adverse price movements in the underlying commodity markets would increase this amount to $511 million consisting of $463 million due to a below investment grade credit rating, of which $175 million is related to an acceleration of payment or funding obligation, and $48 million due to “material adverse event” contractual clauses.
Most of FirstEnergy’s surety bonds are backed by various indemnities common within the insurance industry. Surety bonds and related guarantees of $84 million provide additional assurance to outside parties that contractual and statutory obligations will be met in a number of areas including construction contracts, environmental commitments and various retail transactions.
In addition to guarantees and surety bonds, FES’ contracts, including power contracts with affiliates awarded through competitive bidding processes, typically contain margining provisions which require the posting of cash or LOCs in amounts determined by future power price movements. Based on FES’ power portfolio as of September 30, 2010, and forward prices as of that date, FES has posted collateral of $244 million. Under a hypothetical adverse change in forward prices (95% confidence level change in forward prices over a one year time horizon), FES would be required to post an additional $46 million. Depending on the volume of forward contracts and future price movements, FES could be required to post higher amounts for margining.

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
CAA Compliance
FirstEnergy is required to meet federally-approved SO2 and NOX emissions regulations under the CAA. FirstEnergy complies with SO2 and NOx reduction requirements under the CAA and SIP(s) under the CAA by burning lower-sulfur fuel, combustion controls and post-combustion controls, generating more electricity from lower-emitting plants and/or using emission allowances. Violations can result in the shutdown of the generating unit involved and/or civil or criminal penalties.
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
In 2007, PennFuture filed a citizen suit under the CAA, alleging violations of air pollution laws at the Bruce Mansfield Plant, including opacity limitations, in the U.S. District Court for the Western District of Pennsylvania. In July 2008, three additional complaints were filed against FGCO seeking damages based on Bruce Mansfield Plant air emissions. Two of these complaints also seek to enjoin the Bruce Mansfield Plant from operating except in a “safe, responsible, prudent and proper manner”, one being a complaint filed on behalf of twenty-one individuals and the other being a class action complaint seeking certification as a class action with the eight named plaintiffs as the class representatives. A settlement was reached with PennFuture. FGCO believes the claims of the remaining plaintiffs are without merit and intends to defend itself against the allegations made in those three complaints.
The states of New Jersey and Connecticut filed CAA citizen suits in 2007 alleging NSR violations at the Portland Generation Station against RRI Energy, Inc. (the current owner and operator), Sithe Energy (the purchaser of the Portland Station from Met-Ed in 1999) and Met-Ed. Specifically, these suits allege that “modifications” at Portland Units 1 and 2 occurred between 1980 and 2005 without preconstruction NSR permitting in violation of the CAA’s PSD program, and seek injunctive relief, penalties, attorney fees and mitigation of the harm caused by excess emissions. In September 2009, the Court granted Met-Ed’s motion to dismiss New Jersey’s and Connecticut’s claims for injunctive relief against Met-Ed, but denied Met-Ed’s motion to dismiss the claims for civil penalties. The parties dispute the scope of Met-Ed’s indemnity obligation to and from Sithe Energy.
In January 2009, the EPA issued a NOV to Reliant alleging NSR violations at the Portland Generation Station based on “modifications” dating back to 1986 and also alleged NSR violations at the Keystone and Shawville Stations based on “modifications” dating back to 1984. Met-Ed, JCP&L, as the former owner of 16.67% of the Keystone Station, and Penelec, as former owner and operator of the Shawville Station, are unable to predict the outcome of this matter.
In June 2008, the EPA issued a Notice and Finding of Violation to Mission Energy Westside, Inc. alleging that “modifications” at the Homer City Power Station occurred since 1988 to the present without preconstruction NSR permitting in violation of the CAA’s PSD program. In May 2010, the EPA issued a second NOV to Mission Energy Westside, Inc., Penelec, New York State Electric & Gas Corporation and others that have had an ownership interest in the Homer City Power Station containing in all material respects identical allegations as the June 2008 NOV. On July 20, 2010, the states of New York and Pennsylvania provided Mission Energy Westside, Inc., Penelec, NYSEG and others that have had an ownership interest in the Homer City Power Station a notification required 60 days prior to filing a citizen suit under the CAA. Mission Energy Westside, Inc. is seeking indemnification from Penelec, the co-owner and operator of the Homer City Power Station prior to its sale in 1999. The scope of Penelec’s indemnity obligation to and from Mission Energy Westside, Inc. is under dispute and Penelec is unable to predict the outcome of this matter.

In August 2009, the EPA issued a Finding of Violation and NOV alleging violations of the CAA and Ohio regulations, including the PSD, NNSR, and Title V regulations at the Eastlake, Lakeshore, Bay Shore and Ashtabula generating plants. The EPA’s NOV alleges equipment replacements occurring during maintenance outages dating back to 1990 triggered the pre-construction permitting requirements under the PSD and NNSR programs. FGCO received a request for certain operating and maintenance information and planning information for these same generating plants and notification that the EPA is evaluating whether certain maintenance at the Eastlake generating plant may constitute a major modification under the NSR provision of the CAA. Later in 2009, FGCO also received another information request regarding emission projections for the Eastlake generating plant. FGCO intends to comply with the CAA, including the EPA’s information requests, but, at this time, is unable to predict the outcome of this matter.
National Ambient Air Quality Standards
The EPA’s CAIR requires reductions of NOX and SO2 emissions in two phases (2009/2010 and 2015), ultimately capping SO2 emissions in affected states to 2.5 million tons annually and NOX emissions to 1.3 million tons annually. In 2008, the U.S. Court of Appeals for the District of Columbia vacated CAIR “in its entirety” and directed the EPA to “redo its analysis from the ground up.” In December 2008, the Court reconsidered its prior ruling and allowed CAIR to remain in effect to “temporarily preserve its environmental values” until the EPA replaces CAIR with a new rule consistent with the Court’s opinion. The Court ruled in a different case that a cap-and-trade program similar to CAIR, called the “NOX SIP Call,” cannot be used to satisfy certain CAA requirements (known as reasonably available control technology) for areas in non-attainment under the “8-hour” ozone NAAQS. In July 2010, the EPA proposed the Clean Air Transport Rule (CATR) to replace CAIR, which remains in effect until the EPA finalizes CATR. CATR requires reductions of NOX and SO2 emissions in two phases (2012 and 2014), ultimately capping SO2 emissions in affected states to 2.6 million tons annually and NOX emissions to 1.3 million tons annually. The EPA proposed a preferred regulatory approach that allows trading of NOX and SO2 emission allowances between power plants located in the same state and severely limits interstate trading of NOx and SO2 emission allowances. The EPA also requested comment on two alternative approaches—the first eliminates interstate trading of NOX and SO2 emission allowances and the second eliminates trading of NOX and SO2 emission allowances in its entirety. Depending on the actions taken by the EPA with respect to CATR, the proposed MACT regulations discussed below and any future regulations that are ultimately implemented, FGCO’s future cost of compliance may be substantial. Management is currently assessing the impact of these environmental proposals and other factors on FGCO’s facilities, particularly on the operation of its smaller, non-supercritical units. For example, as disclosed herein, management decided to idle certain units or operate them on a seasonal basis until developments clarify.
Hazardous Air Pollutant Emissions
The EPA’s CAMR provides for a cap-and-trade program to reduce mercury emissions from coal-fired power plants in two phases; initially, capping nationwide emissions of mercury at 38 tons by 2010 (as a “co-benefit” from implementation of SO2 and NOX emission caps under the EPA’s CAIR program) and 15 tons per year by 2018. The U.S. Court of Appeals for the District of Columbia, at the urging of several states and environmental groups, vacated the CAMR, ruling that the EPA failed to take the necessary steps to “de-list” coal-fired power plants from its hazardous air pollutant program and, therefore, could not promulgate a cap-and-trade program. On April 29, 2010, the EPA issued proposed maximum achievable control technology (MACT) regulations requiring emissions reductions of mercury and other hazardous air pollutants from non-electric generating unit boilers, including boilers which do not use fossil fuels such as the proposed Burger biomass repowering project. On September 1, 2010, the EPA classified Burger as an existing source for purposes of the industrial Boiler MACT. If finalized, the non-electric generating unit MACT regulations could also provide precedent for MACT standards applicable to electric generating units. The EPA entered into a consent decree requiring it to propose MACT regulations for mercury and other hazardous air pollutants from electric generating units by March 16, 2011, and to finalize the regulations by November 16, 2011. Depending on the action taken by the EPA and on how any future regulations are ultimately implemented, FGCO’s future cost of compliance with MACT regulations may be substantial and changes to FGCO’s operations may result.
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

In September 2009, the EPA finalized a national GHG emissions collection and reporting rule that will require FirstEnergy to measure GHG emissions commencing in 2010 and submit reports commencing in 2011. In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act.” The EPA’s finding concludes that concentrations of several key GHGs increase the threat of climate change and may be regulated as “air pollutants” under the CAA. In April 2010, the EPA finalized new GHG standards for model years 2012 to 2016 passenger cars, light-duty trucks and medium-duty passenger vehicles and clarified that GHG regulation under the CAA would not be triggered for electric generating plants and other stationary sources until January 2, 2011, at the earliest. In May 2010, the EPA finalized new thresholds for GHG emissions that define when permits under the CAA’s NSR program would be required. The EPA established an emissions applicability threshold of 75,000 tons per year (tpy) of carbon dioxide equivalents (CO2e) effective January 2, 2011 for existing facilities under the CAA’s PSD program, but until July 1, 2011 that emissions applicability threshold will only apply if PSD is triggered by non-carbon dioxide pollutants.
At the international level, the Kyoto Protocol, signed by the U.S. in 1998 but never submitted for ratification by the U.S. Senate, was intended to address global warming by reducing the amount of man-made GHG, including CO2, emitted by developed countries by 2012. A December 2009 U.N. Climate Change Conference in Copenhagen did not reach a consensus on a successor treaty to the Kyoto Protocol, but did take note of the Copenhagen Accord, a non-binding political agreement which recognized the scientific view that the increase in global temperature should be below two degrees Celsius; include a commitment by developed countries to provide funds, approaching $30 billion over the next three years with a goal of increasing to $100 billion by 2020; and establish the “Copenhagen Green Climate Fund” to support mitigation, adaptation, and other climate-related activities in developing countries. Once they have become a party to the Copenhagen Accord, developed economies, such as the European Union, Japan, Russia and the United States, would commit to quantified economy-wide emissions targets from 2020, while developing countries, including Brazil, China and India, would agree to take mitigation actions, subject to their domestic measurement, reporting and verification.
On September 21, 2009, the U.S. Court of Appeals for the Second Circuit and on October 16, 2009, the U.S. Court of Appeals for the Fifth Circuit reversed and remanded lower court decisions that had dismissed complaints alleging damage from GHG emissions on jurisdictional grounds. However, a subsequent ruling from the U.S. Court of Appeals for the Fifth Circuit reinstated the lower court dismissal of a complaint alleging damage from GHG emissions. These cases involve common law tort claims, including public and private nuisance, alleging that GHG emissions contribute to global warming and result in property damages. While FirstEnergy is not a party to this litigation, FirstEnergy and/or one or more of its subsidiaries could be named in actions making similar allegations.
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
The Utilities have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the consolidated balance sheet as of September 30, 2010, based on estimates of the total costs of cleanup, the Utilities’ proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $105 million (JCP&L — $76 million, TE — $1 million, CEI — $1 million, FGCO — $1 million and FirstEnergy — $26 million) have been accrued through September 30, 2010. Included in the total are accrued liabilities of approximately $67 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC.
(C) OTHER LEGAL PROCEEDINGS
Power Outages and Related Litigation
In July 1999, the Mid-Atlantic States experienced a severe heat wave, which resulted in power outages throughout the service territories of many electric utilities, including JCP&L’s territory. Two class action lawsuits (subsequently consolidated into a single proceeding) were filed in New Jersey Superior Court in July 1999 against JCP&L, GPU and other GPU companies, seeking compensatory and punitive damages due to the outages. After various motions, rulings and appeals, the Plaintiffs’ claims for consumer fraud, common law fraud, negligent misrepresentation, strict product liability and punitive damages were dismissed, leaving only the negligence and breach of contract causes of actions. On July 29, 2010, the Appellate Division upheld the trial court’s decision decertifying the class. Plaintiffs have filed, and JCP&L has opposed, a motion for leave to appeal to the New Jersey Supreme Court. JCP&L is waiting for the Court’s decision.
Litigation Relating to the Proposed Allegheny Energy Merger
In connection with the proposed merger (Note 16), purported shareholders of Allegheny Energy have filed putative shareholder class action and/or derivative lawsuits against Allegheny Energy and its directors and certain officers, referred to as the Allegheny Energy defendants, FirstEnergy and Merger Sub. Four putative class action and derivative lawsuits were filed in the Circuit Court for Baltimore City, Maryland (Maryland Court). One was withdrawn. The Maryland Court has consolidated the remaining three cases under the caption: In re Allegheny Energy Shareholder and Derivative Litigation, C.A. No. 24-C-10-1301. Three shareholder lawsuits were filed in the Court of Common Pleas of Westmoreland County, Pennsylvania and the court has consolidated these actions under the caption: In re Allegheny Energy, Inc. Shareholder Class and Derivative, Litigation, Lead Case No. 1101 of 2010. One putative shareholder class action was filed in the U.S. District Court for the Western District of Pennsylvania and is captioned Louisiana Municipal Police Employees’ Retirement System v. Evanson, et al., C.A. No. 10-319 NBF. In summary, the lawsuits allege, among other things, that the Allegheny Energy directors breached their fiduciary duties by approving the merger agreement, and that

Allegheny Energy, FirstEnergy and Merger Sub aided and abetted in these alleged breaches of fiduciary duty. The complaints seek, among other things, jury trials, money damages and injunctive relief. While FirstEnergy believes the lawsuits are without merit and has defended vigorously against the claims, in order to avoid the costs associated with the litigation, the defendants have agreed to the terms of a disclosure-based settlement of all these shareholder lawsuits and have reached agreement with counsel for all of the plaintiffs concerning fee applications. Under the terms of the settlement, no payments are being made by FirstEnergy or Merger Sub. A formal stipulation of settlement was filed with the Maryland Court on October 18, 2010 and agreements have been signed with plaintiffs in the Pennsylvania proceedings to dismiss those actions once the settlement is approved by the Maryland Court. The Maryland judge has preliminarily approved the stipulation of settlement and set the final approval hearing date for December 13, 2010. If the parties are unable to obtain final approval of the settlement, then litigation will proceed, and the outcome of any such litigation is inherently uncertain. If a dismissal is not granted or a settlement is not reached, these lawsuits could prevent or delay the completion of the merger and result in substantial costs to FirstEnergy. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger closes may adversely affect FirstEnergy’s business, financial condition or results of operations.
Nuclear Plant Matters
During a planned refueling outage that began on February 28, 2010, FENOC conducted a non destructive examination and testing of the Control Rod Drive Mechanism (CRDM) nozzles of the Davis-Besse reactor pressure vessel head. FENOC identified flaws in CRDM nozzles that required modification. The NRC was notified of these findings, along with federal, state and local officials. On March 17, 2010, the NRC sent a special inspection team to Davis-Besse to assess the adequacy of FENOC’s identification, analyses and resolution of the CRDM nozzle flaws and to ensure acceptable modifications were made prior to placing the RPV head back in service. After successfully completing the modifications, FENOC committed to take a number of corrective actions including strengthening leakage monitoring procedures and shutting Davis-Besse down no later than October 1, 2011, to replace the reactor pressure vessel head with nozzles made of material less susceptible to primary water stress corrosion cracking, further enhancing the safe and reliable operations of the plant. On June 29, 2010, FENOC returned Davis-Besse to service. On September 9, 2010, the NRC held a public exit meeting describing the results of the NRC special inspection team inspection of FENOC’s identification of the CRDM nozzles with flaws and the modifications to those nozzles. On October 22, 2010, the NRC issued its final report of the special inspection. The report contained three findings characterized as very low safety significance that were promptly corrected prior to plant operation.
On April 5, 2010, the Union of Concerned Scientists (UCS) requested that the NRC issue a Show Cause Order, or otherwise delay the restart of the Davis-Besse Nuclear Power Station until the NRC determines that adequate protection standards have been met and reasonable assurance exists that these standards will continue to be met after the plant’s operation is resumed. By a letter dated July 13, 2010, the NRC denied UCS’s request for immediate action because “the NRC has conducted rigorous and independent assessments of returning the Davis-Besse reactor vessel head to service and its continued operation, and determined that it was safe for the plant to restart.” The UCS petition was referred to a petition manager for further review. What additional actions, if any, that the NRC takes in response to the UCS request have not been determined.
Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities. As required by the NRC, FirstEnergy annually recalculates and adjusts the amount of obligations. As of September 30, 2010, FirstEnergy had approximately $2.0 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley, Perry and TMI-2. FirstEnergy provides an additional $15 million parental guarantee associated with the funding of decommissioning costs for these units.
Other Legal Matters
There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy’s normal business operations pending against FirstEnergy and its subsidiaries. The other potentially material items not otherwise discussed above are described below.
On February 16, 2010, a class action lawsuit was filed in Geauga County Court of Common Pleas against FirstEnergy, CEI and OE seeking declaratory judgment and injunctive relief, as well as compensatory, incidental and consequential damages, on behalf of a class of customers related to the reduction of a discount that had previously been in place for residential customers with electric heating, electric water heating, or load management systems. The reduction in the discount was approved by the PUCO. On March 18, 2010, the named-defendant companies filed a motion to dismiss the case due to the lack of jurisdiction of the court of common pleas. The court granted the motion to dismiss on September 7, 2010.
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
FirstEnergy believes that it generally is in compliance with all currently-effective and enforceable reliability standards. FirstEnergy’s practice is to address and resolve any occasional or isolated incidents of noncompliance as they arise in the normal course of operations. FirstEnergy also believes that the NERC, ReliabilityFirst and the FERC will continue to refine existing reliability standards as well as to develop and adopt new reliability standards. The financial impact of complying with new or amended standards cannot be determined at this time; however, 2005 amendments to the FPA provide that all prudent costs incurred to comply with the new reliability standards be recovered in rates. Still, any future inability on FirstEnergy’s part to comply with the reliability standards for its bulk power system could result in the imposition of financial penalties that could have a material adverse effect on its financial condition, results of operations and cash flows.
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
On August 23, 2010, FirstEnergy self-reported a vegetation encroachment event on a Met-Ed 230 kV line to ReliabilityFirst. This event did not result in a fault, outage, operation of protective equipment, or any other meaningful electric effect on any FirstEnergy transmission facilities or systems. On August 25, 2010, ReliabilityFirst issued a Notice of Enforcement to investigate the incident. FirstEnergy submitted a data response to ReliabilityFirst on September 27, 2010. At this time, FirstEnergy is unable to predict the outcome of this investigation.
(B) OHIO
The Ohio Companies operate under an Amended ESP, which expires on May 31, 2011, and provides for generation supplied through a CBP. The Amended ESP also allows the Ohio Companies to collect a delivery service improvement rider (Rider DSI) at an overall average rate of $0.002 per KWH for the period of April 1, 2009 through December 31, 2011. The Ohio Companies currently purchase generation at the average wholesale rate of a CBP conducted in May 2009. FES is one of the suppliers to the Ohio Companies through the May 2009 CBP. The PUCO approved a $136.6 million distribution rate increase for the Ohio Companies in January 2009, which went into effect on January 23, 2009 for OE ($68.9 million) and TE ($38.5 million) and on May 1, 2009 for CEI ($29.2 million). Applications for rehearing of the PUCO order in the distribution case were filed by the Ohio Companies and one other party. The Ohio Companies raised numerous issues in their application for rehearing related to rate recovery of certain expenses, recovery of line extension costs, the level of rate of return and the amount of general plant balances. The PUCO has not yet issued a substantive Entry on Rehearing.
On October 20, 2009, the Ohio Companies filed an MRO to procure, through a CBP, generation supply for customers who do not shop with an alternative supplier for the period beginning June 1, 2011. The CBP would be similar, in all material respects, to the CBP conducted in May 2009 in that it would procure energy, capacity and certain transmission services on a slice of system basis. However, unlike the May 2009 CBP, the MRO would include multiple bidding sessions and multiple products with different delivery periods for generation supply designed to reduce potential volatility and supplier risk and encourage bidder participation. Although the Ohio Companies requested a PUCO determination by January 18, 2010, on February 3, 2010, the PUCO announced that its determination would be delayed. The PUCO has not yet issued an order in this matter.
On March 23, 2010, the Ohio Companies filed an application for a new ESP. The new ESP will go into effect on June 1, 2011 and conclude on May 31, 2014. Attached to the application was a Stipulation and Recommendation signed by the Ohio Companies, the Staff of the PUCO, and an additional fourteen parties signing as Signatory Parties, with two additional parties agreeing not to oppose the adoption of the Stipulation. The material terms of the Stipulation include a CBP similar to the one used in May 2009 and the one proposed in the October 2009 MRO filing; a 6% generation discount to certain low-income customers provided by the Ohio Companies through a bilateral wholesale contract with FES (initial auctions scheduled for October 20, 2010 and January 25, 2011); no increase in base distribution rates through May 31, 2014; load cap of no less than 80%, which also applies to any tranches assigned post auction; and a new distribution rider, Delivery Capital Recovery Rider (Rider DCR), to recover a return of, and on, capital investments in the delivery system. This Rider substitutes for Rider DSI which terminates by its own terms. The Ohio Companies also agree not to collect certain amounts associated with RTEP and administrative costs associated with the move to PJM, dependent on the outcome of certain PJM proceedings. Many of the existing riders approved in the previous ESP remain in effect, some with modifications. The new ESP also requests the resolution of current proceedings pending at the PUCO regarding corporate separation, elements of the smart grid proceeding and the move to PJM. FirstEnergy recorded approximately $39.5 million of regulatory asset impairments and expenses related to the ESP. On May 12, 2010, a supplemental stipulation was filed that added two additional parties to the Stipulation, namely the City of Akron, Ohio and Council for Smaller Enterprises, to provide additional energy efficiency benefits. On July 22, 2010, a second supplemental stipulation was filed that, among other provisions provides a commitment that retail customers of the Ohio Companies will not pay certain costs related to the companies’ integration into PJM, for the longer of the five year period from June 1, 2011 through May 31, 2016 or when the amount of costs avoided by customers for certain types of products totals $360 million dependent on the outcome of certain PJM proceedings, and establishes a $12 million fund to assist low income customers over the term of the ESP. Additional parties signing or not opposing the second supplemental stipulation include Northeast Ohio Public Energy Council (NOPEC), Northwest Ohio Aggregation Coalition (NOAC), Environmental Law and Policy Center and a number of low income community agencies. The PUCO modified and approved the new ESP on August 25, 2010. The Companies accepted the PUCO’s decision subject to the implementation of certain elements of the ESP being consistent with the terms as they were included in the stipulation. On September 24, 2010, an application for rehearing was filed by the OCC and two other parties. The Ohio Companies and other parties filed their memorandum contra to that application for rehearing on October 4, 2010. The PUCO granted the application for rehearing on October 22, 2010. The PUCO has yet to rule on the substance of the application for rehearing.
Under the provisions of SB221, the Ohio Companies are required to implement energy efficiency programs that will achieve a total annual energy savings equivalent of approximately 166,000 MWH in 2009, 290,000 MWH in 2010, 410,000 MWH in 2011, 470,000 MWH in 2012 and 530,000 MWH in 2013, with additional savings required through 2025. Utilities are also required to reduce peak demand in 2009 by 1%, with an additional 0.75% reduction each year thereafter through 2018. The Ohio Companies filed an application with the PUCO seeking amendments to these benchmarks. On January 7, 2010, the PUCO amended the Ohio Companies’ 2009 energy efficiency benchmarks to zero, contingent upon the Ohio Companies meeting the revised benchmarks in a period of not more than three years. On March 10, 2010, the PUCO found that the Ohio Companies’ peak demand reduction programs complied with PUCO rules.
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
Additionally under SB221, electric utilities and electric service companies are required to serve part of their load from renewable energy resources equivalent to 0.25% of the KWH they served in 2009. In August and October 2009, the Ohio Companies conducted RFPs to secure RECs. The RFPs sought RECs, including solar RECs and RECs generated in Ohio in order to meet the Ohio Companies’ alternative energy requirements as set forth in SB221 for 2009, 2010 and 2011. The RECs acquired through these two RFPs were used to help meet the renewable energy requirements established under SB221 for 2009, 2010 and 2011. On March 10, 2010, the PUCO found that there was an insufficient quantity of solar energy resources reasonably available in the market. The PUCO reduced the Ohio Companies’ aggregate 2009 benchmark to the level of solar RECs the Ohio Companies acquired through their 2009 RFP processes, provided the Ohio Companies’ 2010 alternative energy requirements be increased to include the shortfall for the 2009 solar REC benchmark. On April 15, 2010, the Ohio Companies and FES (due to its status as an electric service company in Ohio) filed compliance reports with the PUCO setting forth how they individually satisfied the alternative energy requirements in SB221 for 2009. FES also applied for a force majeure determination from the PUCO regarding a portion of their compliance with the 2009 solar energy resource benchmark, which application is still pending. In July 2010, the Ohio Companies initiated an additional RFP to secure RECs and solar RECs needed to meet the Ohio Companies’ alternative energy requirements as set forth in SB221. As a result of this RFP, contracts were executed in August 2010.
On February 12, 2010, OE and CEI filed an application with the PUCO to establish a new credit for all-electric customers. On March 3, 2010, the PUCO ordered that rates for the affected customers be set at a level that will provide bill impacts commensurate with charges in place on December 31, 2008 and authorized the Ohio Companies to defer incurred costs equivalent to the difference between what the affected customers would have paid under previously existing rates and what they pay with the new credit in place. Tariffs implementing this new credit went into effect on March 17, 2010. On April 15, 2010, the PUCO issued a Second Entry on Rehearing that expanded the group of customers to which the new credit would apply and authorized deferral for the associated additional amounts. The PUCO also stated that it expected that the new credit would remain in place through at least the 2011 winter season, and charged its staff to work with parties to seek a long term solution to the issue. Tariffs implementing this newly expanded credit went into effect on May 21, 2010. The Ohio Companies also filed on May 14, 2010 an application for rehearing of the Second Entry on Rehearing, which was granted for purposes of further consideration on June 9, 2010. On September 9, 2010, the OCC filed a motion requesting that a procedural schedule be established. The Ohio Companies filed their motion contra on September 23, 2010. The PUCO Staff issued a report related to the all-electric issue on September 24, 2010, in which it provides background on the issue and sets forth its bill impact analysis under a number of different scenarios for a longer term solution, but it made no specific recommendation to the PUCO.

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
On February 8, 2010, Penn filed a Petition for Approval of its Default Service Plan for the period June 1, 2011 through May 31, 2013. On July 29, 2010, the parties to the proceeding filed a Joint Petition for Settlement of all issues. The PPUC adopted a Motion approving the Joint Petition for Settlement on October 21, 2010. The Joint Petition resolves all issues relating to Penn’s Default Service Plan for the next program period, including its procurement method, compliance with the Alternative Energy Portfolio Standards Act, rate design and retail market issues. The PPUC’s approval of the Joint Petition is conditioned by holding that the provision relating to the recovery of MISO exit cost fees and one-time PJM integration costs (resulting from Penn’s June 1, 2011 exit of MISO and integration into PJM) be approved, but made subject to the approval of cost recovery by FERC. Penn may not put these provisions into effect until FERC has approved the recovery and allocation of MISO exit fees and PJM integration costs. An Order consistent with the Motion is expected to be entered in the near future.
The PPUC adopted a Motion on January 28, 2010 and subsequently entered an Order on March 3, 2010 which denies the recovery of marginal transmission losses through the TSC rider for the period of June 1, 2007 through March 31, 2008, and directs Met-Ed and Penelec to submit a new tariff or tariff supplement reflecting the removal of marginal transmission losses from the TSC, and instructs Met-Ed and Penelec to work with the various intervening parties to file a recommendation to the PPUC regarding the establishment of a separate account for all marginal transmission losses collected from ratepayers plus interest to be used to mitigate future generation rate increases beginning January 1, 2011. On March 18, 2010, Met-Ed and Penelec filed a Petition with the PPUC requesting that it stay the portion of the March 3, 2010 Order requiring the filing of tariff supplements to end collection of costs for marginal transmission losses. By Order entered March 25, 2010, the PPUC granted the requested stay until December 31, 2010. Pursuant to the PPUC’s order, Met-Ed and Penelec filed the plan to establish separate accounts for marginal transmission loss revenues and related interest and carrying charges and the plan for the use of these funds to mitigate future generation rate increases commencing January 1, 2011. The PPUC approved this plan on June 7, 2010. On April 1, 2010, Met-Ed and Penelec filed a Petition for Review with the Commonwealth Court of Pennsylvania appealing the PPUC’s March 3, 2010 Order. Although the ultimate outcome of this matter cannot be determined at this time, it is the belief of Met-Ed and Penelec that they should prevail in the appeal and therefore expect to fully recover the approximately $199.7 million ($158.5 million for Met-Ed and $41.2 million for Penelec) in marginal transmission losses for the period prior to January 1, 2011. On July 9, 2010, Met-Ed and Penelec filed their briefs with the Commonwealth Court of Pennsylvania. The Office of Small Business Advocate filed its brief on July 9, 2010. On August 24, 2010, the PPUC as well as MEIUG and PICA filed their briefs. Met-Ed and Penelec filed their reply brief on September 9, 2010.
On May 20, 2010, the PPUC approved Met-Ed’s and Penelec’s annual updates to their TSC rider for the period June 1, 2010 through December 31, 2010 including marginal transmission losses as approved by the PPUC, although the recovery of marginal losses will be subject to the outcome of the proceeding related to the 2008 TSC filing as described above. The TSC for Met-Ed’s customers was increased to provide for full recovery by December 31, 2010.
Act 129 was enacted in 2008 to address issues such as: energy efficiency and peak load reduction; generation procurement; time-of-use rates; smart meters; and alternative energy. Among other things, Act 129 required utilities to file with the PPUC an energy efficiency and peak load reduction plan, or EE&C Plan, by July 1, 2009, setting forth the utilities’ plans to reduce energy consumption by a minimum of 1% and 3% by May 31, 2011 and May 31, 2013, respectively, and to reduce peak demand by a minimum of 4.5% by May 31, 2013. The PPUC entered an Order on February 26, 2010 approving the Pennsylvania Companies’ EE&C Plans and the tariff rider with rates effective March 1, 2010.

Met-Ed, Penelec and Penn jointly filed a Smart Meter Technology Procurement and Installation Plan with the PPUC. This plan proposes a 24-month assessment period in which the Pennsylvania Companies will assess their needs, select the necessary technology, secure vendors, train personnel, install and test support equipment, and establish a cost effective and strategic deployment schedule, which currently is expected to be completed in fifteen years. Met-Ed, Penelec and Penn estimate assessment period costs at approximately $29.5 million, which the Pennsylvania Companies, in their plan, proposed to recover through an automatic adjustment clause. The ALJ’s Initial Decision approved the Smart Meter Plan as modified by the ALJ, including: ensuring that the smart meters to be deployed include the capabilities listed in the PPUC’s Implementation Order; eliminating the provision of interest in the 1307(e) reconciliation; providing for the recovery of reasonable and prudent costs minus resulting savings from installation and use of smart meters; and reflecting that administrative start-up costs be expensed and the costs incurred for research and development in the assessment period be capitalized. On April 15, 2010, the PPUC adopted a Motion by Chairman Cawley that modified the ALJ’s initial decision, and decided various issues regarding the Smart Meter Implementation Plan for the Pennsylvania Companies. The PPUC entered its Order on June 9, 2010, consistent with the Chairman’s Motion. On June 24, 2010, Met-Ed, Penelec and Penn filed a Petition for Reconsideration of a single portion of the PPUC’s Order regarding the future ability to include smart meter costs in base rates. On August 5, 2010, the PPUC granted in part the petition for reconsideration by deleting language from its original order that would have precluded Met-Ed, Penelec and Penn from seeking to include smart meter costs in base rates at a later time.
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
(D) NEW JERSEY
JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers, costs incurred under NUG agreements, and certain other stranded costs, exceed amounts collected through BGS and NUGC rates and market sales of NUG energy and capacity. As of September 30, 2010, the accumulated deferred cost balance was a credit of approximately $3 million. To better align the recovery of expected costs, on July 26, 2010, JCP&L filed a request to decrease the amount recovered for the costs incurred under the NUG agreements by $180 million annually. If approved as filed, the change would not go into effect until January 1, 2011.
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

(E) FERC MATTERS
PJM Transmission Rate
On April 19, 2007, FERC issued an order (Opinion 494) finding that the PJM transmission owners’ existing “license plate” or zonal rate design was just and reasonable and ordered that the current license plate rates for existing transmission facilities be retained. On the issue of rates for new transmission facilities, FERC directed that costs for new transmission facilities that are rated at 500 kV or higher are to be collected from all transmission zones throughout the PJM footprint by means of a postage-stamp rate based on the amount of load served in a transmission zone. Costs for new transmission facilities that are rated at less than 500 kV, however, are to be allocated on a load flow methodology (DFAX), which is generally referred to as a “beneficiary pays” approach to allocating the cost of high voltage transmission facilities.
The FERC’s Opinion 494 order was appealed to the U.S. Court of Appeals for the Seventh Circuit, which issued a decision on August 6, 2009. The court affirmed FERC’s ratemaking treatment for existing transmission facilities, but found that FERC had not supported its decision to allocate costs for new 500+ kV facilities on a load ratio share basis and, based on this finding, remanded the rate design issue back to FERC.
In an order dated January 21, 2010, FERC set the matter for “paper hearings”—meaning that FERC called for parties to submit comments or written testimony pursuant to the schedule described in the order. FERC identified nine separate issues for comments and directed PJM to file the first round of comments on February 22, 2010, with other parties submitting responsive comments and the reply comments. PJM filed certain studies with FERC on April 13, 2010, in response to the FERC order. PJM’s filing demonstrated that allocation of the cost of high voltage transmission facilities on a beneficiary pays basis results in certain eastern utilities in PJM bearing the majority of their costs. Numerous parties filed responsive comments or studies on May 28, 2010 and reply comments on June 28, 2010. FirstEnergy and a number of other utilities, industrial customers and state commissions supported the use of the beneficiary pays approach for cost allocation for high voltage transmission facilities. Certain eastern utilities and their state commissions supported continued socialization of these costs on a load ratio share basis. FERC is expected to act before the end of the year.
RTO Consolidation
On December 17, 2009, FERC issued an order approving, subject to certain future compliance filings, ATSI’s move to PJM. This move, which is expected to be effective on June 1, 2011, allows FirstEnergy to consolidate its transmission assets and operations into PJM. Currently, FirstEnergy’s transmission assets and operations are divided between PJM and MISO. The consolidation will make the transmission assets that are part of ATSI, whose footprint includes the Ohio Companies and Penn, part of PJM. In the order, FERC approved FirstEnergy’s proposal to use a Fixed Resource Requirement Plan (FRR Plan) to obtain capacity to satisfy the PJM capacity requirements for the 2011-12 and 2012-13 delivery years.
On December 17, 2009, ATSI executed the PJM Consolidated Transmission Owners Agreement and on December 18, 2009, the Ohio Companies and Penn executed the PJM Operating Agreement and the PJM Reliability Assurance Agreement. Execution of these agreements committed ATSI, the Ohio Companies and Penn to the move into PJM.
FirstEnergy successfully conducted the FRR auctions on March 19, 2010. Moreover, the ATSI-zone loads participated in the PJM base residual auction for the 2013 delivery year. Successful completion of these steps secured the capacity necessary for the ATSI footprint to meet PJM’s capacity requirements.
On September 4, 2009, the PUCO opened a case to take comments from Ohio’s stakeholders regarding the RTO consolidation. On August 25, 2010, the PUCO issued an order that, among other things, committed the PUCO to close this case and also to withdraw its objections that were filed in the relevant FERC dockets conditioned upon the Ohio Companies not seeking recovery of MISO exit fees or PJM integration costs (estimated to be approximately $37 million as of September 30, 2010). Notwithstanding the PUCO’s actions, certain other parties protested aspects of the move into PJM, and certain of these matters remain outstanding and will be resolved in future FERC proceedings. Under the terms of the ESP order issued on August 25, 2010, the PUCO has agreed to close this docket.
MISO Multi-Value Project Rule Proposal
On July 15, 2010, MISO and certain MISO transmission owners jointly filed with FERC their proposed cost allocation methodology for new transmission projects. The new transmission projects—described as Multi-Value Projects (MVPs)—are a class of MTEP projects. The MISO proposes to allocate the costs of MVPs by means of a usage-based charge that will be applied to all loads within the MISO footprint, and to energy transactions that call for power to be “wheeled through” the MISO as well as to energy transactions that “source” in the MISO but “sink” outside of MISO. MISO expects that its MVP proposal will fund the costs of large transmission projects designed to bring wind generation from the upper Midwest to load centers in the east. MISO has requested that FERC rule on its MVP proposal by December, but has asked for an effective date for its proposal of July 16, 2011. On August 19, 2010, MISO’s Board approved the first MVP project—the so-called “Michigan Thumb Project.” Under MISO’s proposal, the costs of MVP projects approved by MISO’s Board prior to the anticipated June 1, 2011 effective date of FirstEnergy’s integration into PJM would continue to be allocated to FirstEnergy. This approach is reflected in the MISO’s estimated allocations of the costs for the Michigan Thumb Project, where approximately $16 million in annual revenue requirements were allocated to the ATSI zone.

On September 10, 2010, FirstEnergy filed a protest to MISO’s MVP proposal. FirstEnergy believes that MISO’s proposal to allocate costs of MVP projects across the entire MISO footprint does not align with the established rule that cost allocation is to be based on cost causation (the “beneficiary pays” approach). FirstEnergy also argued that, in light of progress to date in the ATSI move to PJM, it would be unjust and unreasonable to allocate any MVP costs to the ATSI zone, or to ATSI. Numerous other parties filed pleadings on MISO’s MVP proposal. FirstEnergy is unable to predict the outcome of this matter.
11. NEW ACCOUNTING STANDARDS AND INTERPRETATIONS
In 2010, the FASB amended the Receivable Topic of the FASB Accounting Standards Codification to enhance disclosures about the credit quality of financing receivables and the allowance for credit losses. The update amends existing disclosures to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. The amendment also requires an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. The amendment is effective for interim and annual reporting periods ending on or after December 15, 2010. FirstEnergy is currently evaluating the impact of adopting this standard on its financial statements.
12. SEGMENT INFORMATION
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
The Energy Delivery Services segment transmits and distributes electricity through FirstEnergy’s eight utility operating companies, serving 4.5 million customers within 36,100 square miles of Ohio, Pennsylvania and New Jersey, and purchases power for its POLR and default service requirements in Ohio, Pennsylvania and New Jersey. Its revenues are primarily derived from the delivery of electricity within FirstEnergy’s service areas, cost recovery of regulatory assets and the sale of electric generation service to retail customers who have not selected an alternative supplier (default service) in its Ohio, Pennsylvania and New Jersey franchise areas. Its results reflect the commodity costs of securing electric generation from FES and from non-affiliated power suppliers, the net PJM and MISO transmission expenses related to the delivery of the respective generation loads and the deferral and amortization of certain fuel costs.
The Competitive Energy Services segment supplies electric power to end-use customers through retail and wholesale arrangements, including associated company power sales to meet all or a portion of the POLR and default service requirements of FirstEnergy’s Ohio and Pennsylvania utility subsidiaries and competitive retail sales to customers primarily in Ohio, Pennsylvania, Illinois, Maryland, Michigan and New Jersey. This business segment controls approximately 14,000 MW of capacity and also purchases electricity to meet sales obligations. The segment’s net income is primarily derived from affiliated and non-affiliated electric generation sales revenues less the related costs of electricity generation, including purchased power and net transmission (including congestion) and ancillary costs charged by PJM and MISO to deliver energy to the segment’s customers.
The other segment contains corporate items and other businesses that are below the quantifiable threshold for separate disclosure as a reportable segment.

Segment Financial Information

	Energy	Competitive
	Delivery	Energy		Reconciling
Three Months Ended	Services	Services	Other	Adjustments	Consolidated
	(In millions)
September 30, 2010
External revenues	$2,757	$957	$11	$(32)	$3,693
Internal revenues	60	599	—	(659)	—

Total revenues	2,817	1,556	11	(691)	3,693
Depreciation and amortization	287	62	6	3	358
Investment income (loss), net	23	28	—	(5)	46
Net interest charges	123	30	2	12	167
Income taxes	137	(17)	5	(6)	119
Net income (loss)	224	(27)	—	(22)	175
Total assets	22,773	11,076	604	254	34,707
Total goodwill	5,551	24	—	—	5,575
Property additions	208	255	8	(1)	470

September 30, 2009
External revenues	$2,942	490	6	(30)	3,408
Internal revenues	—	617	—	(617)	—

Total revenues	2,942	1,107	6	(647)	3,408
Depreciation and amortization	373	69	3	4	449
Investment income (loss), net	46	159	—	(14)	191
Net interest charges	115	28	2	175	320
Income taxes	99	121	(19)	(73)	128
Net income	148	183	17	(118)	230
Total assets	23,023	10,691	674	286	34,674
Total goodwill	5,551	24	—	—	5,575
Property additions	182	224	14	12	432

Nine Months Ended

September 30, 2010
External revenues	$7,673	2,453	21	(92)	10,055
Internal revenues*	79	1,812	—	(1,824)	67

Total revenues	7,752	4,265	21	(1,916)	10,122
Depreciation and amortization	888	194	25	7	1,114
Investment income (loss), net	75	42	—	(24)	93
Net interest charges	369	94	4	39	506
Income taxes	295	106	(14)	(23)	364
Net income (loss)	481	174	(3)	(72)	580
Total assets	22,773	11,076	604	254	34,707
Total goodwill	5,551	24	—	—	5,575
Property additions	546	860	18	43	1,467

September 30, 2009
External revenues	$8,755	1,329	18	(89)	10,013
Internal revenues	—	2,349	—	(2,349)	—

Total revenues	8,755	3,678	18	(2,438)	10,013
Depreciation and amortization	1,098	201	7	11	1,317
Investment income (loss), net	111	136	—	(40)	207
Net interest charges	338	64	5	252	659
Income taxes	190	409	(56)	(113)	430
Net income	285	614	52	(197)	754
Total assets	23,023	10,691	674	286	34,674
Total goodwill	5,551	24	—	—	5,575
Property additions	524	893	133	25	1,575

*	Under the accounting standard for the effects of certain types of regulation, internal revenues are not fully offset for sales of RECs by FES to the Ohio Companies that are retained in inventory.
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
The condensed consolidating statements of income for the three month and nine month periods ended September 30, 2010 and 2009, consolidating balance sheets as of September 30, 2010 and December 31, 2009 and consolidating statements of cash flows for the nine months ended September 30, 2010 and 2009 for FES (parent and guarantor), FGCO and NGC (non-guarantor) are presented below. Investments in wholly owned subsidiaries are accounted for by FES using the equity method. Results of operations for FGCO and NGC are, therefore, reflected in FES’ investment accounts and earnings as if operating lease treatment was achieved. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions and the entries required to reflect operating lease treatment associated with the 2007 Bruce Mansfield Unit 1 sale and leaseback transaction.

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Three Months Ended September 30, 2010	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$1,540,885	$645,001	$380,542	$(1,012,751)	$1,553,677

EXPENSES:
Fuel	13,403	329,009	48,675	—	391,087
Purchased power from affiliates	1,058,965	13,404	56,763	(1,012,751)	116,381
Purchased power from non-affiliates	411,084	—	—	—	411,084
Other operating expenses	84,169	97,322	116,112	12,190	309,793
Provision for depreciation	752	23,845	36,005	(1,304)	59,298
General taxes	6,216	8,875	6,713	—	21,804
Impairment of long-lived assets	—	291,934	—	—	291,934

Total expenses	1,574,589	764,389	264,268	(1,001,865)	1,601,381

OPERATING INCOME (LOSS)	(33,704)	(119,388)	116,274	(10,886)	(47,704)

OTHER INCOME (EXPENSE):
Investment income	256	396	29,243	—	29,895
Miscellaneous income (expense), including net income from equity investees	5,707	2,562	49	(3,553)	4,765
Interest expense — affiliates	(60)	(2,021)	(416)	—	(2,497)
Interest expense — other	(24,158)	(26,243)	(15,028)	15,885	(49,544)
Capitalized interest	95	19,024	3,836	—	22,955

Total other income (expense)	(18,160)	(6,282)	17,684	12,332	5,574

INCOME BEFORE INCOME TAXES	(51,864)	(125,670)	133,958	1,446	(42,130)

INCOME TAXES (BENEFITS)	(15,138)	(44,364)	51,600	2,498	(5,404)

NET INCOME (LOSS)	$(36,726)	$(81,306)	$82,358	$(1,052)	$(36,726)

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Nine Months Ended September 30, 2010	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$4,203,610	$1,793,986	$1,145,795	$(2,886,947)	$4,256,444

EXPENSES:
Fuel	25,768	910,739	125,212	—	1,061,719
Purchased power from affiliates	2,940,360	25,646	167,173	(2,886,947)	246,232
Purchased power from non-affiliates	1,160,119	—	—	—	1,160,119
Other operating expenses	218,278	289,638	371,882	36,568	916,366
Provision for depreciation	2,253	77,838	109,364	(3,920)	185,535
General taxes	17,432	32,702	20,688	—	70,822
Impairment charges of long-lived assets	—	293,767	—	—	293,767

Total expenses	4,364,210	1,630,330	794,319	(2,854,299)	3,934,560

OPERATING INCOME (LOSS)	(160,600)	163,656	351,476	(32,648)	321,884

OTHER INCOME (EXPENSE):
Investment income	3,964	531	39,483	—	43,978
Miscellaneous income (expense), including net income from equity investees	323,371	1,638	50	(314,591)	10,468
Interest expense — affiliates	(179)	(5,917)	(1,266)	—	(7,362)
Interest expense — other	(71,793)	(80,548)	(46,152)	47,933	(150,560)
Capitalized interest	293	54,930	11,327	—	66,550

Total other income (expense)	255,656	(29,366)	3,442	(266,658)	(36,926)

INCOME BEFORE INCOME TAXES	95,056	134,290	354,918	(299,306)	284,958

INCOME TAXES (BENEFITS)	(82,069)	52,144	130,163	7,595	107,833

NET INCOME	$177,125	$82,146	$224,755	$(306,901)	$177,125

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Three Months Ended September 30, 2009	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$1,087,991	$477,679	$170,129	$(631,227)	$1,104,572

EXPENSES:
Fuel	9,278	241,953	43,462	—	294,693
Purchased power from affiliates	621,996	9,233	35,290	(631,229)	35,290
Purchased power from non-affiliates	205,200	—	—	—	205,200
Other operating expenses	70,246	109,828	113,669	12,192	305,935
Provision for depreciation	1,051	30,469	35,832	(1,311)	66,041
General taxes	4,351	11,331	6,018	—	21,700

Total expenses	912,122	402,814	234,271	(620,348)	928,859

OPERATING INCOME	175,869	74,865	(64,142)	(10,879)	175,713

OTHER INCOME (EXPENSE):
Investment income	35	319	158,503	—	158,857
Miscellaneous income (expense), including net income from equity investees	100,668	744	1	(98,609)	2,804
Interest expense to affiliates	(35)	(1,267)	(907)	—	(2,209)
Interest expense — other	(15,358)	(26,737)	(16,205)	16,113	(42,187)
Capitalized interest	49	15,381	2,439	—	17,869

Total other income (expense)	85,359	(11,560)	143,831	(82,496)	135,134

INCOME BEFORE INCOME TAXES	261,228	63,305	79,689	(93,375)	310,847

INCOME TAXES	61,545	19,646	27,801	2,172	111,164

NET INCOME	$199,683	$43,659	$51,888	$(95,547)	$199,683

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)

For the Nine Months Ended September 30, 2009	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$3,357,873	$1,726,715	$955,452	$(2,368,210)	$3,671,830

EXPENSES:
Fuel	16,400	755,632	99,128	—	871,160
Purchased power from affiliates	2,351,879	16,333	149,746	(2,368,212)	149,746
Purchased power from non-affiliates	551,155	—	—	—	551,155
Other operating expenses	144,284	313,416	397,284	36,571	891,555
Provision for depreciation	3,087	90,680	103,135	(3,940)	192,962
General taxes	12,826	35,289	18,246	—	66,361

Total expenses	3,079,631	1,211,350	767,539	(2,335,581)	2,722,939

OPERATING INCOME	278,242	515,365	187,913	(32,629)	948,891

OTHER INCOME (EXPENSE):
Investment income	83	758	134,882	—	135,723
Miscellaneous income (expense), including net income from equity investees	509,927	1,209	15	(498,311)	12,840
Interest expense to affiliates	(103)	(4,648)	(3,752)	—	(8,503)
Interest expense — other	(20,778)	(72,762)	(46,050)	48,605	(90,985)
Capitalized interest	146	34,257	7,572	—	41,975

Total other income (expense)	489,275	(41,186)	92,667	(449,706)	91,050

INCOME BEFORE INCOME TAXES	767,517	474,179	280,580	(482,335)	1,039,941

INCOME TAXES	99,751	166,902	98,893	6,629	372,175

NET INCOME	$667,766	$307,277	$181,687	$(488,964)	$667,766

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)

As of September 30, 2010	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$1	$9	$—	$10
Receivables-
Customers	325,265	—	—	—	325,265
Associated companies	299,222	193,951	112,523	(335,710)	269,986
Other	34,052	4,831	18,524	—	57,407
Notes receivable from associated companies	10,100	329,461	162,087	—	501,648
Materials and supplies, at average cost	28,411	301,761	223,871	—	554,043
Prepayments and other	191,423	9,669	2,973	—	204,065

	888,473	839,674	519,987	(335,710)	1,912,424

PROPERTY, PLANT AND EQUIPMENT:
In service	94,787	4,640,027	5,313,456	(385,006)	9,663,264
Less — Accumulated provision for depreciation	16,209	2,173,661	2,098,927	(174,416)	4,114,381

	78,578	2,466,366	3,214,529	(210,590)	5,548,883
Construction work in progress	7,523	2,221,270	507,842	—	2,736,635

	86,101	4,687,636	3,722,371	(210,590)	8,285,518

INVESTMENTS:
Nuclear plant decommissioning trusts	—	—	1,158,376	—	1,158,376
Investment in associated companies	4,825,221	—	—	(4,825,221)	—
Other	560	6,639	201	—	7,400

	4,825,781	6,639	1,158,577	(4,825,221)	1,165,776

DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income taxes	71,165	402,397	—	(470,205)	3,357
Customer intangibles	127,420	—	—	—	127,420
Goodwill	24,248	—	—	—	24,248
Property taxes	—	27,811	22,314	—	50,125
Unamortized sale and leaseback costs	—	—	—	61,934	61,934
Other	142,039	75,033	7,842	(60,582)	164,332

	364,872	505,241	30,156	(468,853)	431,416

	$6,165,227	$6,039,190	$5,431,091	$(5,840,374)	$11,795,134

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$765	$487,357	$927,772	$(19,102)	$1,396,792
Short-term borrowings-
Associated companies	—	9,642	—	—	9,642
Other	100,000	—	—	—	100,000
Accounts payable-
Associated companies	305,726	244,383	227,328	(305,419)	472,018
Other	95,287	109,641	—	—	204,928
Accrued taxes	1,821	46,889	56,535	(45,823)	59,422
Other	253,368	110,964	28,383	38,109	430,824

	756,967	1,008,876	1,240,018	(332,235)	2,673,626

CAPITALIZATION:
Common stockholder’s equity	3,730,964	2,443,222	2,362,711	(4,805,933)	3,730,964
Long-term debt and other long-term obligations	1,518,779	2,053,532	506,533	(1,259,694)	2,819,150

	5,249,743	4,496,754	2,869,244	(6,065,627)	6,550,114

NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	—	—	—	967,583	967,583
Accumulated deferred income taxes	—	—	410,095	(410,095)	—
Accumulated deferred investment tax credits	—	34,050	21,217	—	55,267
Asset retirement obligations	—	26,395	851,127	—	877,522
Retirement benefits	36,528	192,251	—	—	228,779
Property taxes	—	27,811	22,314	—	50,125
Lease market valuation liability	—	228,119	—	—	228,119
Other	121,989	24,934	17,076	—	163,999

	158,517	533,560	1,321,829	557,488	2,571,394

	$6,165,227	$6,039,190	$5,431,091	$(5,840,374)	$11,795,134

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)

As of December 31, 2009	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$—	$3	$9	$—	$12
Receivables-
Customers	195,107	—	—	—	195,107
Associated companies	305,298	175,730	134,841	(297,308)	318,561
Other	28,394	10,960	12,518	—	51,872
Notes receivable from associated companies	416,404	240,836	147,863	—	805,103
Materials and supplies, at average cost	17,265	307,079	215,197	—	539,541
Prepayments and other	80,025	18,356	9,401	—	107,782

	1,042,493	752,964	519,829	(297,308)	2,017,978

PROPERTY, PLANT AND EQUIPMENT:
In service	90,474	5,478,346	5,174,835	(386,023)	10,357,632
Less — Accumulated provision for depreciation	13,649	2,778,320	1,910,701	(171,512)	4,531,158

	76,825	2,700,026	3,264,134	(214,511)	5,826,474
Construction work in progress	6,032	2,049,078	368,336	—	2,423,446

	82,857	4,749,104	3,632,470	(214,511)	8,249,920

INVESTMENTS:
Nuclear plant decommissioning trusts	—	—	1,088,641	—	1,088,641
Investment in associated companies	4,477,602	—	—	(4,477,602)	—
Other	1,137	21,127	202	—	22,466

	4,478,739	21,127	1,088,843	(4,477,602)	1,111,107

DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income taxes	93,379	381,849	—	(388,602)	86,626
Customer intangibles	16,566	—	—	—	16,566
Goodwill	24,248	—	—	—	24,248
Property taxes	—	27,811	22,314	—	50,125
Unamortized sale and leaseback costs	—	16,454	—	56,099	72,553
Other	82,845	71,179	18,755	(51,114)	121,665

	217,038	497,293	41,069	(383,617)	371,783

	$5,821,127	$6,020,488	$5,282,211	$(5,373,038)	$11,750,788

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$736	$646,402	$922,429	$(18,640)	$1,550,927
Short-term borrowings-
Associated companies	—	9,237	—	—	9,237
Other	100,000	—	—	—	100,000
Accounts payable-
Associated companies	261,788	170,446	295,045	(261,201)	466,078
Other	51,722	193,641	—	—	245,363
Accrued taxes	44,213	61,055	22,777	(44,887)	83,158
Other	173,015	132,314	16,734	36,994	359,057

	631,474	1,213,095	1,256,985	(287,734)	2,813,820

CAPITALIZATION:
Common stockholder’s equity	3,514,571	2,346,515	2,119,488	(4,466,003)	3,514,571
Long-term debt and other long-term obligations	1,519,339	1,906,818	554,825	(1,269,330)	2,711,652

	5,033,910	4,253,333	2,674,313	(5,735,333)	6,226,223

NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	—	—	—	992,869	992,869
Accumulated deferred income taxes	—	—	342,840	(342,840)	—
Accumulated deferred investment tax credits	—	36,359	22,037	—	58,396
Asset retirement obligations	—	25,714	895,734	—	921,448
Retirement benefits	33,144	170,891	—	—	204,035
Property taxes	—	27,811	22,314	—	50,125
Lease market valuation liability	—	262,200	—	—	262,200
Other	122,599	31,085	67,988	—	221,672

	155,743	554,060	1,350,913	650,029	2,710,745

	$5,821,127	$6,020,488	$5,282,211	$(5,373,038)	$11,750,788

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30, 2010	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

NET CASH PROVIDED FROM (USED FOR) OPERATING ACTIVITIES	$(289,503)	$402,332	$520,272	$(9,174)	$623,927

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	—	249,520	—	—	249,520
Short-term borrowings, net	—	405	—	—	405
Redemptions and Repayments-
Long-term debt	(599)	(261,965)	(42,949)	9,174	(296,339)
Other	(459)	(237)	(102)	—	(798)

Net cash used for financing activities	(1,058)	(12,277)	(43,051)	9,174	(47,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(5,497)	(417,146)	(378,595)	—	(801,238)
Proceeds from asset sales	—	117,213	—	—	117,213
Sales of investment securities held in trusts	—	—	1,478,086	—	1,478,086
Purchases of investment securities held in trusts	—	—	(1,511,273)	—	(1,511,273)
Loans from (to) associated companies, net	406,304	(88,625)	(14,224)	—	303,455
Customer acquisition costs	(110,073)	—	—	—	(110,073)
Leasehold improvement payments to associated companies	—	—	(51,204)	—	(51,204)
Other	(173)	(1,499)	(11)	—	(1,683)

Net cash provided from (used for) investing activities	290,561	(390,057)	(477,221)	—	(576,717)

Net change in cash and cash equivalents	—	(2)	—	—	(2)
Cash and cash equivalents at beginning of period	—	3	9	—	12

Cash and cash equivalents at end of period	$—	$1	$9	$—	$10

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30, 2009	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)
NET CASH PROVIDED FROM (USED FOR) OPERATING ACTIVITIES	$(37,990)	$520,169	$408,364	$(8,732)	$881,811

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	1,498,087	524,710	333,965	—	2,356,762
Short-term borrowings, net	—	—	—	—	—
Equity contributions from parent	—	100,000	150,000	(250,000)	—
Redemptions and Repayments-
Long-term debt	(1,507)	(258,583)	(366,857)	8,734	(618,213)
Short-term borrowings, net	(901,119)	(257,357)	(6,347)	—	(1,164,823)
Other	(11,583)	(5,261)	(3,160)	(2)	(20,006)

Net cash provided from financing activities	583,878	103,509	107,601	(241,268)	553,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(2,224)	(439,531)	(400,845)	—	(842,600)
Proceeds from asset sales	—	16,129	—	—	16,129
Sales of investment securities held in trusts	—	—	2,152,717	—	2,152,717
Purchases of investment securities held in trusts	—	—	(2,175,135)	—	(2,175,135)
Loans to associated companies, net	(27,054)	(178,746)	(93,041)	—	(298,841)
Investment in subsidiary	(250,000)	—	—	250,000	—
Other	249	(21,470)	339	—	(20,882)

Net cash used for investing activities	(279,029)	(623,618)	(515,965)	250,000	(1,168,612)

Net change in cash and cash equivalents	266,859	60	—	—	266,919
Cash and cash equivalents at beginning of period	—	39	—	—	39

Cash and cash equivalents at end of period	$266,859	$99	$—	$—	$266,958

14. INTANGIBLE ASSETS
FES has acquired certain customer contract rights, which were capitalized as intangible assets. These rights allow FES to supply electric generation needs to customers, and the recorded value is being amortized ratably over the term of the related contracts. Net intangible assets of $127 million are included in other assets on FirstEnergy’s Consolidated Balance Sheet as of September 30, 2010.
For the three and nine months ended September 30, 2010, amortization expense was approximately $2 million and $6 million, respectively.
15. IMPAIRMENT OF LONG-LIVED ASSETS
FirstEnergy reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The recoverability of a long-lived asset is measured by comparing its carrying value to the sum of undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is greater than the undiscounted cash flows, an impairment exists and a loss is recognized for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value.
During the quarter ending September 30, 2010, FirstEnergy announced its intention to make operational changes at certain coal-fired FGCO units. The announcement of the operational change indicated a need to evaluate the future recoverability of the carrying value of the assets associated with the affected FGCO units. As a result of the recoverability evaluation, FirstEnergy recorded an impairment of $292 million to other operating expense within continuing operations of its competitive energy services segment for the quarter ending September 30, 2010. This impairment represents a $285 million write down of the carrying value of the assets associated with the affected FGCO units to their estimated fair value and a charge of $7 million for excessive or obsolete inventory identified as a result of the operational changes.

FirstEnergy used various assumptions in evaluating whether the FGCO units’ carrying value was recoverable. The estimated undiscounted cash flows were based on assumptions about budgeted net operating income; the impact of current market conditions on future revenues including a long-term view of a continual depression of future market prices; decreased customer demand; and the estimated cost of remedial retro-fitting of the FGCO units to comply with proposed changes in federal environmental laws. The result of this evaluation indicated that the carrying costs of the FGCO units were not fully recoverable.
FirstEnergy further evaluated the extent to which the carrying value of the FGCO units exceeded their estimated fair value. FirstEnergy applied the income approach to estimating fair value under a discounted cash flow valuation technique to convert future cash flows expected over the remaining life of the asset group to a single present value. The assumptions used to estimate the non-recurring fair value measurement of the FGCO units applied significant unobservable inputs considered Level 3 under the fair value hierarchy. The estimated cash flows used during the recoverability test were discounted using the weighted average cost of capital for a market participant.
16. PROPOSED MERGER WITH ALLEGHENY ENERGY, INC.
As previously disclosed, on February 10, 2010, FirstEnergy entered into an Agreement and Plan of Merger, subsequently amended on June 4, 2010 (Merger Agreement), with Element Merger Sub, Inc., a Maryland corporation, its wholly-owned subsidiary (Merger Sub) and Allegheny Energy, Inc., a Maryland corporation (Allegheny Energy). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Allegheny Energy with Allegheny Energy continuing as the surviving corporation and a wholly-owned subsidiary of FirstEnergy. Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Allegheny Energy common stock, including grants of restricted common stock, will automatically be converted into the right to receive 0.667 of a share of common stock of FirstEnergy, and Allegheny Energy stockholders will own approximately 27% of the combined company. Based on the closing stock prices for both companies on February 10, 2010, Allegheny Energy shareholders would receive a value of $27.65 per share. On July 15, 2010, the most recent practicable date prior to the effectiveness of the Form S-4 registration statement, the exchange ratio represented approximately $25.06 in value for each share of Allegheny Energy common stock. FirstEnergy will also assume all outstanding Allegheny Energy debt.
Pursuant to the Merger Agreement, completion of the merger is conditioned upon, among other things, shareholder approval of both companies, which was received on September 14, 2010; the SEC’s clearance of a registration statement registering the FirstEnergy common stock to be issued in connection with the merger, which occurred on July 16, 2010; expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval by the FERC, the MDPSC, the PPUC and the PSCWV. On September 9, 2010, the VSCC approved the merger. The Merger Agreement also contains certain termination rights for both FirstEnergy and Allegheny Energy, and further provides for the payment of fees and expenses upon termination under specified circumstances.
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
In connection with the proposed merger, FirstEnergy recorded approximately $14 million ($11 million after tax) of merger transaction costs in the third quarter and approximately $35 million ($26 million after tax) of merger transaction costs in the first nine months of 2010. These costs are expensed as incurred.

Item 2. Management’s Discussion and Analysis of Registrant and Subsidiaries
FIRSTENERGY CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
Earnings available to FirstEnergy in the third quarter of 2010 were $179 million, or basic and diluted earnings of $0.59 per share of common stock, compared with $234 million, or basic and diluted earnings of $0.77 per share of common stock in the third quarter of 2009. Results in the third quarter of 2010 were adversely affected by an impairment charge for certain coal-fired generation units. Earnings available to FirstEnergy in the first nine months of 2010 were $599 million or basic earnings of $1.97 ($1.96 diluted) per share of common stock, compared with $768 million, or basic earnings of $2.52 per share of common stock ($2.51 diluted) in the first nine months of 2009.

	Three Months	Nine Months
	Ended	Ended
Change in Basic Earnings Per Share From Prior Year	September 30	September 30

Basic Earnings Per Share — 2009	$0.77	$2.52
Non-core asset sales/impairments	(0.60)	(1.14)
Trust securities impairments	(0.04)	—
Regulatory charges	(0.02)	0.45
Derivative mark-to-market adjustment — 2010	(0.03)	(0.07)
Organizational restructuring — 2009	0.08	0.14
Merger transaction costs — 2010	(0.04)	(0.09)
Litigation settlements	—	0.04
Debt call premium — 2009	0.30	0.31
Income tax resolution — 2009	—	(0.04)
Income tax charge from healthcare legislation — 2010	—	(0.04)
Revenues	0.56	0.72
Fuel and purchased power	(0.09)	(0.50)
Transmission expense	(0.18)	(0.16)
Amortization of regulatory assets, net	0.17	0.06
Investment income	(0.26)	(0.23)
Other expenses	(0.03)	—

Basic Earnings Per Share — 2010	$0.59	$1.97

Pending Merger
As previously disclosed, on February 10, 2010, FirstEnergy entered into an Agreement and Plan of Merger, subsequently amended on June 4, 2010, (Merger Agreement), with Element Merger Sub. Inc., a Maryland corporation, its wholly-owned subsidiary (Merger Sub) and Allegheny Energy, Inc., a Maryland corporation (Allegheny Energy). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Allegheny Energy with Allegheny Energy continuing as the surviving corporation and a wholly-owned subsidiary of FirstEnergy. Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Allegheny Energy common stock, including grants of restricted common stock, will automatically be converted into the right to receive 0.667 of a share of common stock of FirstEnergy, and Allegheny Energy stockholders will own approximately 27% of the combined company. Based on the closing stock prices for both companies on February 10, 2010, Allegheny Energy shareholders would receive a value of $27.65 per share. On July 15, 2010, the most recent practicable date prior to the effectiveness of the Form S-4 registration statement, the exchange ratio represented approximately $25.06 in value for each share of Allegheny Energy common stock. FirstEnergy will also assume all outstanding Allegheny Energy debt.
FirstEnergy shareholders and Allegheny Energy stockholders approved the various proposals related to the merger in separate special shareholder meetings on September 14, 2010. FirstEnergy shareholders approved the issuance of shares of FirstEnergy common stock in the merger and the other transactions contemplated by the Merger Agreement and approved the amendment of FirstEnergy’s amended articles of incorporation to increase the number of authorized shares of FirstEnergy common stock. The total votes cast at the FirstEnergy special shareholder meeting represented approximately 80% of FirstEnergy’s outstanding shares of common stock, of which 97% voted in favor of the proposals. Allegheny Energy stockholders approved the merger with total votes representing 80% of Allegheny Energy’s outstanding shares, of which 99% voted in favor of the merger.

Pursuant to the Merger Agreement, completion of the merger remains conditioned upon, among other things, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval by FERC, the MDPSC, the PPUC and the PSCWV. The Merger Agreement also contains certain termination rights for both FirstEnergy and Allegheny Energy, and further provides for the payment of fees and expenses upon termination under specified circumstances.
FirstEnergy and Allegheny Energy currently anticipate completing the merger in the first half of 2011. Although FirstEnergy and Allegheny Energy believe that they will receive the remaining required authorizations, approvals and consents to complete the merger, there can be no assurance as to the timing of these authorizations, approvals and consents or as to FirstEnergy’s and Allegheny Energy’s ultimate ability to obtain such authorizations, consents or approvals (or any additional authorizations, approvals or consents which may otherwise become necessary) or that such authorizations, approvals or consents will be obtained on terms and subject to conditions satisfactory to Allegheny Energy and FirstEnergy. Further information concerning the proposed merger is included in the Registration Statement filed by FirstEnergy with the SEC in connection with the merger.
FirstEnergy incurred approximately $14 million ($11 million after tax) of merger transaction costs in the third quarter and approximately $35 million ($26 million after tax) of merger transaction costs in the first nine months of 2010. These costs are charged to expense as incurred.
FERC
On May 11, 2010, FirstEnergy and Allegheny Energy filed an application with FERC for approval of their proposed merger. Under the Federal Power Act, FERC has 180 days to rule on a completed merger application. FirstEnergy and Allegheny Energy submitted additional information regarding the merger application on June 21, 2010 in response to a request by FERC. Interventions and protests were filed with FERC on July 12, 2010. On July 27, 2010, FirstEnergy filed additional information with FERC in response to the interventions. FERC is expected to complete its review in sufficient time to meet the anticipated merger closing schedule in the first half of 2011.
State Regulatory Merger Filings
On September 9, 2010, the VSCC approved a petition for the FirstEnergy-Allegheny Energy merger.
Pennsylvania Settlement
On October 25, 2010, FirstEnergy and Allegheny Energy filed a comprehensive settlement with the PPUC that addresses issues raised by 18 of the parties to the merger. The filing includes additional commitments related to employment levels, including a five-year commitment to maintain at least 800 jobs in Greensburg and Westmoreland County for the first year after the merger close, 675 jobs for the following 12 months, 650 jobs for the next year and 600 jobs for each of the next two years. The settlement also provides nearly $11 million over a three year time frame in distribution rate credits for West Penn Power customers, a distribution rate freeze for FirstEnergy’s current Pennsylvania utility customers and support for renewable and sustainable energy and customer choice. The settlement is subject to approval by the PPUC, and does not resolve issues raised by parties who did not join in the settlement.
Hart-Scott-Rodino (HSR) Act Filings
On May 25, 2010, FirstEnergy and Allegheny Energy made HSR filings with the DOJ and Federal Trade Commission. On June 24, 2010, FirstEnergy and Allegheny Energy each received a request for additional information from the DOJ. FirstEnergy and Allegheny Energy continue to cooperate with the DOJ and expect DOJ to complete its review in sufficient time to meet the anticipated merger closing schedule in the first half of 2011.
Financial Matters
Financing Activities
On August 20, 2010, FES completed the remarketing of $250 million of PCRBs. Of the $250 million, $235 million of PCRBs were converted from a variable interest rate to a fixed interest rate. The remaining $15 million of PCRBs continue to bear a fixed interest rate. The interest rate conversion minimizes financial risk by converting the long-term debt into a fixed rate and, as a result, reducing exposure to variable interest rates over the short-term. These remarketings included two series: $235 million of PCRBs that now bear a per-annum rate of 2.25% and are subject to mandatory purchase on June 3, 2013; and $15 million of PCRBs that now bear a per-annum rate of 1.5% and are subject to mandatory purchase on June 1, 2011.
On October 1, 2010, FES completed the refinancing and remarketing of six series of PCRBs totaling $313 million. These series of PCRBs were converted from a variable interest rate to a fixed long term interest rate of 3.375% per-annum and are subject to mandatory purchase on July 1, 2015.
On October 22, 2010, Signal Peak and Global Rail entered into a $350 million syndicated two-year senior secured term loan facility among the two limited liability companies that comprise Signal Peak and Global Rail, as borrowers, Sovereign Bank, CoBank, Credit Agricole, U.S. Bank, BBVA Compass, Royal Bank of Canada, Fifth Third, Comerica Bank, CIBC Inc. and First Merit banks, as lenders, and Union Bank, N.A. as lender, administrative agent, collateral agent and syndication agent. FirstEnergy, together with WMB Loan Ventures LLC and WMB Loan Ventures II LLC, the entities that share ownership with FEV in the borrowers, have provided a guaranty of the borrowers’ obligations under the facility. The loan proceeds were used to repay $258 million of notes payable to FirstEnergy, including $9 million of interest and $63 million of bank loans that were scheduled to mature on November 16, 2010. Additional proceeds will be used for general company purposes, including an $11 million repayment of a third-party seller’s note maturing October 29, 2010.

Operational Matters
Plant Operational Changes
On August 12, 2010, FGCO announced that it would be making operational changes to some of its smaller coal-fired units in response to the continued slow economy and lower demand for electricity and uncertainty related to proposed new federal environmental regulations. The units affected are Bay Shore units 2-4, Eastlake units 1-4, the Lake Shore Plant and the Ashtabula Plant, which together total 1,620 MW of capacity. During the period beginning September 2010 through August 2011 the affected units will operate with minimum three-day notice and in response to consumer demand. Beginning in September 2011, and continuing for approximately 18 months, the Bay Shore and Eastlake units (1,131 MW) will only be available during summer and winter months, and Ashtabula and Lake Shore will be temporarily idled (489 MW). As a result, the company recognized an impairment of $292 million for these assets. Together, these units have a generating capacity of 1,620MW, and in 2009 they produced approximately 6.8% of FGCO’s total generation output. The proposed changes are subject to review by MISO, PJM and the independent market monitors to ensure that there is no negative impact on system reliability.
Davis-Besse License Renewal
On August 30, 2010, FENOC submitted an application to the NRC for renewal of the Davis-Besse operating license. By a letter dated October 18, 2010, the NRC determined that the Davis-Besse license renewal application was complete and acceptable for docketing and further review. Davis-Besse currently is licensed until 2017; if approved, the renewal would extend operations for an additional 20 years, until 2037.
Fremont Energy Center Construction
During the third quarter, FGCO re-evaluated the schedule for completing the Fremont Plant (707 MW) due to current market conditions and the extension of the tax incentives included in the Small Business legislation through 2011. As a result, FGCO is extending the plant’s completion beyond 2010 to reduce overtime labor cost and outside contractor spend for the remainder of the project. We expect the extension of the completion schedule to add $33 million to the 2011 capital budget.
Regulatory Matters — General
DOE Smart Grid Grants and Smart Meter Implementation
On June 3, 2010, FirstEnergy received DOE’s grants totaling $57.4 million, awarded as part of the American Recovery and Reinvestment Act, to be used to introduce smart grid technologies in targeted areas of Pennsylvania, Ohio and New Jersey. The DOE grants represent 50% of the funding for the $114.9 million FE plans to invest in smart grid technologies. The PPUC and the NJBPU previously approved recovery for the applicable utilities portion of smart grid costs, and FirstEnergy has begun implementing smart grid programs in Pennsylvania and New Jersey. Implementation of the program in Ohio is underway following clarification by the PUCO in its entry on rehearing issued August 25, 2010 that the Ohio Companies are entitled to cost recovery for any costs not covered by the DOE grant.
Regulatory Matters — Ohio
New Ohio ESP
On August 25, 2010, the PUCO adopted a Combined Stipulation in the second ESP for the Ohio Companies’ effective June 1, 2011 through May 31, 2014. Under the new ESP, base distribution rates will remain unchanged during the term of the ESP, except in cases of emergencies, subject to riders and other changes provided in the Ohio Companies’ tariffs. Generation rates for each annual delivery period (June 1 to May 31) through May 31, 2014, will be determined through a CBP to be conducted every October and January for generation service.
The ESP provides for recovery of certain costs related to FirstEnergy’s integration into PJM, which is scheduled for June 1, 2011. However, the Ohio Companies will not seek recovery for any MISO exit fees, PJM integration costs, or legacy regional transmission expansion plan costs billed by PJM for the longer of a five year period from June 1, 2011 through May 31, 2016 or when the amount of costs avoided by customers for certain types of products totals $360 million dependent on the outcome of certain PJM proceedings for projects approved prior to June 1, 2011.
The new ESP also establishes a Delivery Capital Recovery Rider effective January 1, 2012, through May 31, 2014, which provides for recovery of property taxes, commercial activity tax and associated income taxes and for the opportunity to earn a return on and of plant in service associated with distribution, subtransmission and general and intangible plant that was not included in the Ohio Companies’ rate base as determined in the last distribution rate case. This rider is limited to expenditures through May 31, 2014, and recovery is capped at $150 million for 2012, $165 million for 2013 and $75 million for the first five months of 2014.
Ohio Generation Auction
On October 20, 2010, the Ohio Companies conducted a CBP to procure generation for customers who choose not to shop with an alternative supplier for delivery beginning June 1, 2011 through May 31, 2014. The auction consisted of one, two and three-year products. Fifty tranches in total were acquired through this auction. Seventeen tranches of the one-year product were acquired at a clearing price of $54.55 per MWh; seventeen tranches of the two-year product were acquired at a clearing price of $54.10 per MWh; and sixteen tranches of the three-year product were acquired at a clearing price of $56.58 per MWh. There were ten registered bidders that participated in the auction, with four bidders winning tranches in the auction. The auction consisted of twelve rounds. On October 22, 2010, the PUCO accepted the results of the auction. The next auction is scheduled for January 2011.

Regulatory Matters — Pennsylvania
Met-Ed and Penelec Default Service Plan
On October 20, 2010, the PPUC approved the results of the final of four auctions held to procure the default service requirements for Met-Ed and Penelec customers who choose not to shop with an alternative supplier. For the five-month period of January 1, 2011 to May 31, 2011, the tranche-weighted average prices ($/MWh) for Met-Ed’s residential and commercial classes were $67.10 and $68.28, respectively; Penelec’s tranche-weighted average prices were $55.76 and $58.24 for its residential and commercial classes, respectively. The October 2010 auction is the second of four auctions to procure commercial default service requirements for the 12-month period of June 1, 2011 to May 31, 2012 and residential requirements for the 24-month period of June 1, 2011 to May 31, 2013. For Met-Ed and Penelec commercial customers the tranche-weighted average price ($/MWh) was $63.97 and $54.33, respectively, and for residential customers the tranche-weighted average price was $66.66 and $55.74, respectively. In addition, the October 2010 auction procured supply for Met-Ed and Penelec industrial customers choosing the Fixed Price Service. For Met-Ed and Penelec, the average 12-month price ($/MWh) was $95.00 and $83.73, respectively. The remaining two auctions for these products will be conducted in January 2011 and March 2011.
On October 20, 2010, the PPUC also approved the default service RFP for the Residential Fixed Block On-Peak and Off-Peak energy products. For Penelec, the average price ($/MWh) for On-Peak and Off-Peak was $47.25 and $38.62, respectively. For Met-Ed, the average price ($/MWh) for On-Peak and Off-Peak was $55.07 and $40.81, respectively.
Regulatory Matters — FERC
MISO Multi-Value Project Rule Proposal
On September 10, 2010, FirstEnergy filed a protest to MISO’s MVP proposal. FirstEnergy believes that MISO’s proposal to allocate costs of MVP projects across the entire MISO footprint does not align with the established rule that cost allocation is to be based on cost causation (the “beneficiary pays” approach) among other objections. FirstEnergy also argued that, in light of progress to date in the ATSI move to PJM, it would be unjust and unreasonable to allocate any MVP costs to the ATSI zone, or to ATSI. FirstEnergy is unable to predict the outcome of this matter.
FIRSTENERGY’S BUSINESS
FirstEnergy is a diversified energy company headquartered in Akron, Ohio, that operates primarily through two core business segments (see Results of Operations).
•
Energy Delivery Services transmits and distributes electricity through our eight utility operating companies, serving 4.5 million customers within 36,100 square miles of Ohio, Pennsylvania and New Jersey and purchases power for its POLR and default service requirements in Ohio, Pennsylvania and New Jersey. Its revenues are primarily derived from the delivery of electricity within our service areas, cost recovery of regulatory assets and the sale of electric generation service to retail customers who have not selected an alternative supplier (default service) in its Ohio, Pennsylvania and New Jersey franchise areas. Its results reflect the commodity costs of securing electric generation from FES and from non-affiliated power suppliers, the net PJM and MISO transmission expenses related to the delivery of the respective generation loads and the deferral and amortization of certain fuel costs.

•
Competitive Energy Services supplies electric power to end-use customers through retail and wholesale arrangements, including associated company power sales to meet all or a portion of the POLR and default service requirements of our Ohio and Pennsylvania utility subsidiaries and competitive retail sales to customers primarily in Ohio, Pennsylvania, Illinois, Maryland, Michigan and New Jersey. This business segment controls approximately 14,000 MW of capacity and also purchases electricity to meet sales obligations. The segment’s net income is primarily derived from affiliated and non-affiliated electric generation sales revenues less the related costs of electricity generation, including purchased power, net transmission (including congestion) and ancillary costs charged by PJM and MISO to deliver energy to the segment’s customers.

RESULTS OF OPERATIONS
The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 12 to the consolidated financial statements. Earnings available to FirstEnergy by major business segment were as follows:

	Three Months Ended			Nine Months Ended
	September 30			September 30
			Increase			Increase
	2010	2009	(Decrease)	2010	2009	(Decrease)
	(In millions, except per share data)
Earnings (Loss) By Business Segment:
Energy delivery services	$224	$148	$76	$481	$285	$196
Competitive energy services	(27)	183	(210)	174	614	(440)
Other and reconciling adjustments*	(18)	(97)	79	(56)	(131)	75

Total	$179	$234	$(55)	$599	$768	$(169)

Basic Earnings Per Share	$0.59	$0.77	$(0.18)	$1.97	$2.52	$(0.55)
Diluted Earnings Per Share	$0.59	$0.77	$(0.18)	$1.96	$2.51	$(0.55)

*	Consists primarily of interest expense related to holding company debt, corporate support services revenues and expenses, noncontrolling interests and the elimination of intersegment transactions.
Summary of Results of Operations — Third Quarter 2010 Compared with Third Quarter 2009
Financial results for FirstEnergy’s major business segments in the third quarter of 2010 and 2009 were as follows:

	Energy	Competitive	Other and
	Delivery	Energy	Reconciling	FirstEnergy
Third Quarter 2010 Financial Results	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$2,609	$905	$—	$3,514
Other	148	52	(21)	179
Internal	60	599	(659)	—

Total Revenues	2,817	1,556	(680)	3,693

Expenses:
Fuel	—	401	(1)	400
Purchased power	1,473	470	(659)	1,284
Other operating expenses	422	347	(31)	738
Provision for depreciation	111	62	9	182
Amortization of regulatory assets	176	—	—	176
Deferral of new regulatory assets	—	—	—	—
Impairment of long lived assets	—	292	—	292
General taxes	174	26	6	206

Total Expenses	2,356	1,598	(676)	3,278

Operating Income	461	(42)	(4)	415

Other Income (Expense):
Investment income	23	28	(5)	46
Interest expense	(125)	(53)	(30)	(208)
Capitalized interest	2	23	16	41

Total Other Expense	(100)	(2)	(19)	(121)

Income Before Income Taxes	361	(44)	(23)	294
Income taxes	137	(17)	(1)	119

Net Income (Loss)	224	(27)	(22)	175
Loss attributable to noncontrolling interest	—	—	(4)	(4)

Earnings available to FirstEnergy Corp.	$224	$(27)	$(18)	$179

	Energy	Competitive	Other and
	Delivery	Energy	Reconciling	FirstEnergy
Third Quarter 2009 Financial Results	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$2,804	$444	$—	$3,248
Other	138	46	(24)	160
Internal	—	617	(617)	—

Total Revenues	2,942	1,107	(641)	3,408

Expenses:
Fuel	—	302	—	302
Purchased power	1,725	205	(617)	1,313
Other operating expenses	366	331	(32)	665
Provision for depreciation	112	69	7	188
Amortization of regulatory assets	261	—	—	261
Deferral of new regulatory assets	—	—	—	—
Impairment of long lived assets	—	—	—	—
General taxes	162	27	3	192

Total Expenses	2,626	934	(639)	2,921

Operating Income	316	173	(2)	487

Other Income (Expense):
Investment income	46	159	(14)	191
Interest expense	(116)	(46)	(193)	(355)
Capitalized interest	1	18	16	35

Total Other Expense	(69)	131	(191)	(129)

Income Before Income Taxes	247	304	(193)	358
Income taxes	99	121	(92)	128

Net Income (Loss)	148	183	(101)	230
Loss attributable to noncontrolling interest	—	—	(4)	(4)

Earnings available to FirstEnergy Corp.	$148	$183	$(97)	$234

Changes Between Third Quarter 2010 and	Energy	Competitive	Other and
Third Quarter 2009 Financial Results	Delivery	Energy	Reconciling	FirstEnergy
Increase (Decrease)	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$(195)	$461	$—	$266
Other	10	6	3	19
Internal	60	(18)	(42)	—

Total Revenues	(125)	449	(39)	285

Expenses:
Fuel	—	99	(1)	98
Purchased power	(252)	265	(42)	(29)
Other operating expenses	56	16	1	73
Provision for depreciation	(1)	(7)	2	(6)
Amortization of regulatory assets	(85)	—	—	(85)
Deferral of new regulatory assets	—	—	—	—
Impairment of long lived assets	—	292	—	292
General taxes	12	(1)	3	14

Total Expenses	(270)	664	(37)	357

Operating Income	145	(215)	(2)	(72)

Other Income (Expense):
Investment income	(23)	(131)	9	(145)
Interest expense	(9)	(7)	163	147
Capitalized interest	1	5	—	6

Total Other Expense	(31)	(133)	172	8

Income Before Income Taxes	114	(348)	170	(64)
Income taxes	38	(138)	91	(9)

Net Income (Loss)	76	(210)	79	(55)
Loss attributable to noncontrolling interest	—	—	—	—

Earnings available to FirstEnergy Corp.	$76	$(210)	$79	$(55)

Energy Delivery Services — Third Quarter 2010 Compared with Third Quarter 2009
Net income increased by $76 million in the third quarter of 2010, compared to the third quarter of 2009, primarily due to higher distribution revenues. Lower generation revenues were offset by lower purchased power expenses.
Revenues -
The decrease in total revenues resulted from the following sources:

	Three Months
	Ended September 30		Increase
Revenues by Type of Service	2010	2009	(Decrease)
	(In millions)
Distribution services	$1,041	$915	$126

Generation sales:
Retail	1,266	1,551	(285)
Wholesale	231	195	36

Total generation sales	1,497	1,746	(249)

Transmission	223	232	(9)
Other	56	49	7

Total Revenues	$2,817	$2,942	$(125)

The increase in distribution service revenues reflected an $88 million increase due to higher sales volumes and a $38 million increase due to a change in prices. The increase in distribution deliveries by customer class is summarized in the following table:

Electric Distribution KWH Deliveries
Residential	19%
Commercial	5%
Industrial	11%

Total Distribution KWH Deliveries	12%

Higher deliveries to residential and commercial customers reflected increased weather-related usage in the third quarter of 2010, as cooling degree days increased by 60% from the same period in 2009. The increase in distribution deliveries to industrial customers was primarily due to recovering economic conditions in FirstEnergy’s service territory compared to the third quarter of 2009. In the industrial sector, KWH deliveries increased to major automotive customers (14%), refinery customers (28%) and steel customers (45%). The increase in distribution service revenues also includes the recovery of Pennsylvania Energy Efficiency and Conservation charges ($21 million) as approved by the PPUC in March 2010.
The following table summarizes the price and volume factors contributing to the $249 million decrease in generation revenues in the third quarter of 2010 compared to the third quarter of 2009:

Increase
Source of Change in Generation Revenues	(Decrease)
(In millions)
Retail:
Effect of 19.8% decrease in sales volumes	$(307)
Change in prices	22

(285)

Wholesale:
Effect of 3.1% increase in sales volumes	6
Change in prices	30

36

Net Decrease in Generation Revenues	$(249)

The decrease in retail generation sales volumes was primarily due to an increase in customer shopping in the Ohio Companies’ service territories in the third quarter of 2010. That condition is expected to continue to impact the comparative sales levels for the remainder of 2010. Total generation KWH provided by alternative suppliers as a percentage of total KWH deliveries for the Ohio Companies increased to 64% in the third quarter of 2010 from 21% in the third quarter 2009.
The increase in wholesale generation revenues reflected increased capacity sales by Met-Ed and Penelec in the PJM market.
Expenses -
Total expenses decreased by $270 million due to the following:
•
Purchased power costs were $252 million lower in the third quarter of 2010 due to a decrease in volumes needed to serve the lower sales volumes. The decrease in power purchased from non-affiliates was partially offset by an increase in purchases from FES. The decrease in purchased power volumes from non-affiliates resulted principally from the termination of a third-party supply contract for Met-Ed and Penelec in January 2010 and from the above described increase in customer shopping in the Ohio Companies’ service territories.

•
Prices paid for power purchased from non-affiliates in the third quarter of 2010 resulted from higher capacity prices in the PJM market for Met-Ed and Penelec compared to the third quarter of 2009, which is expected to continue for the remainder of the year. The decrease in unit costs on purchases from FES reflected a lower weighted average unit price under the Ohio Companies’ CBP and was partially offset by an increase in volume due to the replacement of Met-Ed’s and Penelec’s terminated third-party contract with supply from FES.

Increase
Source of Change in Purchased Power	(Decrease)
(In millions)
Purchases from non-affiliates:
Change due to increased unit costs	$155
Change due to decreased volumes	(443)

(288)

Purchases from FES:
Change due to decreased unit costs	(61)
Change due to increased volumes	45

(16)

Decrease in costs deferred	52

Net Decrease in Purchased Power Costs	$(252)

•
Transmission costs increased by $87 million in the third quarter of 2010 primarily due to higher PJM network transmission expenses and congestion costs for Met-Ed and Penelec. Met-Ed and Penelec defer or amortize the difference between revenues from their transmission rider and transmission costs incurred with no material effect on current period earnings.

•
Administrative and general costs, including labor and employee benefit expenses, decreased by $28 million due to restructuring costs recognized in the third quarter of 2009 and lower expenses associated with employee benefit plans.

•	A decrease in expenses relating to leasehold interests in Perry and Beaver Valley of $21 million in the third quarter of 2010 compared to the third quarter of 2009.
•	Vegetation management costs charged to operating expenses decreased by $10 million in the third quarter of 2010 compared to the third quarter of 2009.
•	Energy efficiency program costs increased $16 million in the third quarter of 2010 compared to the third quarter of 2009.

•	Economic development costs associated with the Ohio Companies’ ESP increased by $10 million in the third quarter of 2010.
•	Amortization of regulatory assets decreased $85 million in the third quarter of 2010 principally due to lower net MISO and PJM transmission cost amortization compared to the third quarter of 2009.
•	General taxes increased $12 million primarily due to higher gross receipts taxes in the third quarter of 2010.
Other Expense -
Other expense increased $31 million in the third quarter of 2010 compared to the third quarter of 2009 due primarily to lower investment income related to OE’s and TE’s nuclear decommissioning trusts ($23 million) and higher interest expense associated with debt issuances by the Utilities since the third quarter of 2009 ($8 million).
Competitive Energy Services — Third Quarter 2010 Compared with Third Quarter 2009
Net income decreased by $210 million in the third quarter of 2010, compared to the third quarter of 2009, primarily due to a $292 million impairment charge ($181 million net of tax) related to operational changes at certain smaller coal-fired units in response to the continued slow economy, lower demand for electricity and uncertainty related to proposed new federal environmental regulations. In addition, net income decreased due to lower investment income from the nuclear decommissioning trusts, partially offset by increased sales margins.
Revenues -
Total revenues increased $449 million in the third quarter of 2010 primarily due to growth in direct and government aggregation sales and POLR sales volumes, partially offset by a decline in wholesale sales.
The increase in total revenues resulted from the following sources:

	Three Months
	Ended September 30		Increase
Revenues by Type of Service	2010	2009	(Decrease)
	(In millions)
Direct and Government Aggregation	$717	$232	$485
POLR	652	636	16
Wholesale	136	192	(56)
Transmission	22	17	5
Other	29	30	(1)

Total Revenues	$1,556	$1,107	$449

The increase in direct and government aggregation revenues of $485 million resulted from increased revenue from the acquisition of new commercial and industrial customers as well as new government aggregation contracts with communities in Ohio that provided generation to 1.2 million residential and small commercial customers at the end of September 2010 compared to 500,000 such customers at the end of September 2009. In addition, sales to residential and small commercial customers were bolstered by weather in the delivery area that was 60% warmer than in 2009.
The increase in POLR revenues of $16 million was due to higher sales volumes to the Pennsylvania Companies and non-associated companies, partially offset by decreased sales volumes to the Ohio Companies and lower unit prices to both the Ohio Companies and the Pennsylvania Companies. The increased revenues from the Pennsylvania Companies resulted from FES supplying Met-Ed and Penelec with volumes previously supplied through a third-party contract and at prices that were slightly higher than in the third quarter of 2009.
Wholesale revenues decreased $56 million due to reduced volumes and lower wholesale prices. The lower sales volumes were a result of using available capacity to serve increased retail sales in Ohio. In July 2010, FES entered into financial transactions that offset a portion of the mark-to-market impact of legacy purchased power contracts totaling 500 MW entered into in 2008 for delivery in 2010 and 2011 that have been marked to market since December 2009. These financial transactions mitigate the volatility of these contracts through the end of 2011 and resulted in wholesale revenues of $13 million for the quarter ended September 2010.

The following tables summarize the price and volume factors contributing to changes in revenues:

Increase
Source of Change in Direct and Government Aggregation	(Decrease)
(In millions)
Direct Sales:
Effect of increase in sales volumes	$277
Change in prices	(28)

249

Government Aggregation:
Effect of increase in sales volumes	232
Change in prices	4

236

Net Increase in Direct and Government Aggregation Revenues	$485

Increase
Source of Change in Wholesale Revenues	(Decrease)
(In millions)
POLR:
Effect of 8.6% increase in sales volumes	$55
Change in prices	(39)

16

Other Wholesale:
Effect of 25.9% decrease in sales volumes	(29)
Change in prices	(27)

(56)

Net Decrease in Wholesale Revenues	$(40)

Transmission revenues increased $5 million due primarily to higher MISO congestion revenue.
Expenses -
Total expenses increased $664 million in the third quarter of 2010 due to the following:
•
Fuel costs increased $99 million primarily due to increased volumes, partially offset by unit prices. Volumes increased due to higher generation at the fossil units. Unit prices declined primarily due to coal blend changes partially offset by increased coal transportation expenses and higher nuclear fuel unit prices following the refueling outages that occurred in 2009.

•
Purchased power costs increased $265 million due primarily to higher volumes purchased ($246 million) and a power contract mark-to-market adjustment ($26 million), partially offset by lower unit costs ($7 million). The increase in volume primarily relates to the assumption of a 1,300 MW third party contract from Met-Ed and Penelec.

•	Fossil operating costs decreased $16 million due primarily to lower staffing levels, more capital related work and reduced coal storage limitation charges.
•	Nuclear operating costs decreased $2 million due primarily to lower labor and related benefits, partially offset by higher professional and contractor costs in connection with refueling outages.
•
Transmission expenses increased $4 million due primarily to increases in MISO of $46 million from higher network, ancillary and congestion costs, partially offset by lower PJM transmission expenses of $42 million due to lower congestion costs.

•
Other expenses increased $314 million primarily due to a $292 million impairment charge ($181 million net of tax) related to operational changes at Bay Shore units 2-4, Eastlake Plant units 1-4, the Lake Shore Plant and the Ashtabula Plant. In addition, increased costs were incurred in uncollectible customer accounts and agent fees associated with the growth in direct and government aggregation sales.

Other Expense -
Total other expense in the third quarter of 2010 was $133 million higher than the third quarter of 2009, primarily due to a decrease in nuclear decommissioning trust investment income ($131 million) and a $2 million increase in net interest expense from new long-term debt issued by FES in August 2009 combined with the restructuring of existing PCRBs.

Other — Third Quarter of 2010 Compared with Third Quarter of 2009
Financial results from other operating segments and reconciling items, including interest expense on holding company debt and corporate support services revenues and expenses, resulted in a $79 million increase in earnings available to FirstEnergy in the third quarter of 2010 compared to the same period in 2009. The increase resulted primarily from the absence of debt retirement costs that were incurred in the third quarter of 2009 in connection with a September 2009 tender offer for holding company debt ($139 million), decreased interest expense resulting from that tender offer ($13 million) and increased investment income ($9 million), partially offset by increased income tax expense ($91 million).
Summary of Results of Operations — First Nine Months of 2010 Compared with the First Nine Months of 2009
Financial results for FirstEnergy’s major business segments in the first nine months of 2010 and 2009 were as follows:

	Energy	Competitive	Other and
	Delivery	Energy	Reconciling	FirstEnergy
First Nine Months 2010 Financial Results	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$7,250	$2,302	$—	$9,552
Other	423	151	(71)	503
Internal*	79	1,812	(1,824)	67

Total Revenues	7,752	4,265	(1,895)	10,122

Expenses:
Fuel	—	1,089	(5)	1,084
Purchased power	4,159	1,239	(1,824)	3,574
Other operating expenses	1,154	1,031	(73)	2,112
Provision for depreciation	339	194	32	565
Amortization of regulatory assets	549	—	—	549
Deferral of new regulatory assets	—	—	—	—
Impairment of long lived assets	—	294	—	294
General taxes	481	86	20	587

Total Expenses	6,682	3,933	(1,850)	8,765

Operating Income	1,070	332	(45)	1,357

Other Income (Expense):
Investment income	75	42	(24)	93
Interest expense	(373)	(161)	(94)	(628)
Capitalized interest	4	67	51	122

Total Other Expense	(294)	(52)	(67)	(413)

Income Before Income Taxes	776	280	(112)	944
Income taxes	295	106	(37)	364

Net Income (Loss)	481	174	(75)	580
Loss attributable to noncontrolling interest	—	—	(19)	(19)

Earnings available to FirstEnergy Corp.	$481	$174	$(56)	$599

	Energy	Competitive	Other and
	Delivery	Energy	Reconciling	FirstEnergy
First Nine Months 2009 Financial Results	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$8,322	$929	$—	$9,251
Other	433	400	(71)	762
Internal	—	2,349	(2,349)	—

Total Revenues	8,755	3,678	(2,420)	10,013

Expenses:
Fuel	—	890	—	890
Purchased power	5,278	551	(2,349)	3,480
Other operating expenses	1,191	1,001	(89)	2,103
Provision for depreciation	331	201	18	550
Amortization of regulatory assets	903	—	—	903
Deferral of new regulatory assets	(136)	—	—	(136)
Impairment of long lived assets	—	—	—	—
General taxes	486	84	17	587

Total Expenses	8,053	2,727	(2,403)	8,377

Operating Income	702	951	(17)	1,636

Other Income (Expense):
Investment income	111	136	(40)	207
Interest expense	(341)	(106)	(308)	(755)
Capitalized interest	3	42	51	96

Total Other Expense	(227)	72	(297)	(452)

Income Before Income Taxes	475	1,023	(314)	1,184
Income taxes	190	409	(169)	430

Net Income (Loss)	285	614	(145)	754
Loss attributable to noncontrolling interest	—	—	(14)	(14)

Earnings available to FirstEnergy Corp.	$285	$614	$(131)	$768

Changes Between First Nine Months 2010	Energy	Competitive	Other and
and First Nine Months 2009 Financial Results	Delivery	Energy	Reconciling	FirstEnergy
Increase (Decrease)	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$(1,072)	$1,373	$—	$301
Other	(10)	(249)	—	(259)
Internal*	79	(537)	525	67

Total Revenues	(1,003)	587	525	109

Expenses:
Fuel	—	199	(5)	194
Purchased power	(1,119)	688	525	94
Other operating expenses	(37)	30	16	9
Provision for depreciation	8	(7)	14	15
Amortization of regulatory assets	(354)	—	—	(354)
Deferral of new regulatory assets	136	—	—	136
Impairment of long lived assets	—	294	—	294
General taxes	(5)	2	3	—

Total Expenses	(1,371)	1,206	553	388

Operating Income	368	(619)	(28)	(279)

Other Income (Expense):
Investment income	(36)	(94)	16	(114)
Interest expense	(32)	(55)	214	127
Capitalized interest	1	25	—	26

Total Other Expense	(67)	(124)	230	39

Income Before Income Taxes	301	(743)	202	(240)
Income taxes	105	(303)	132	(66)

Net Income (Loss)	196	(440)	70	(174)
Loss attributable to noncontrolling interest	—	—	(5)	(5)

Earnings available to FirstEnergy Corp.	$196	$(440)	$75	$(169)

*	Under the accounting standard for the effects of certain types of regulation, internal revenues are not fully offset for sale of RECs by FES to the Ohio Companies that are retained in inventory.

Energy Delivery Services — First Nine Months of 2010 Compared to First Nine Months of 2009
Net income increased by $196 million in the first nine months of 2010, compared to the first nine months of 2009, primarily due to the absence of CEI’s $216 million regulatory asset impairment in 2009, partially offset by decreases in other operating expenses. Lower generation revenues were offset by lower purchased power expenses.
Revenues -
The decrease in total revenues resulted from the following sources:

	Nine Months
	Ended September 30		Increase
Revenues by Type of Service	2010	2009	(Decrease)
	(In millions)
Distribution services	$2,774	$2,578	$196

Generation sales:
Retail	3,540	4,679	(1,139)
Wholesale	628	544	84

Total generation sales	4,168	5,223	(1,055)

Transmission	638	808	(170)
Other	172	146	26

Total Revenues	$7,752	$8,755	$(1,003)

The increase in distribution deliveries by customer class is summarized in the following table:

Electric Distribution KWH Deliveries
Residential	7%
Commercial	3%
Industrial	10%

Total Distribution KWH Deliveries	7%

Higher deliveries to residential and commercial customers reflected increased weather-related usage in the first nine months of 2010. Cooling degree days increased by 69%, partially offset by an 11% decrease in heating degree days from the same period in 2009. In the industrial sector, KWH deliveries increased to major automotive customers (22%), refinery customers (11%) and steel customers (44%) due to recovering economic conditions. The increase in distribution service revenues also reflects the recovery of the Pennsylvania Energy Efficiency and Conservation charges as approved by the PPUC in March 2010 and the accelerated recovery of deferred distribution costs in Ohio, partially offset by a reduction in the transition rate for CEI effective June 1, 2009.
The following table summarizes the price and volume factors contributing to the $1.1 billion decrease in generation revenues in the first nine months of 2010 compared to the same period of 2009:

Increase
Source of Change in Generation Revenues	(Decrease)
(In millions)
Retail:
Effect of 26.8% decrease in sales volumes	$(1,254)
Change in prices	115

(1,139)

Wholesale:
Effect of 7.1% decrease in sales volumes	(38)
Change in prices	122

84

Net Decrease in Generation Revenues	$(1,055)

The decrease in retail generation sales volumes was primarily due to an increase in customer shopping in the Ohio Companies’ service territories in the first nine months of 2010. That condition is expected to continue to impact the comparative sales levels for the remainder of 2010. Total generation KWH provided by alternative suppliers as a percentage of total KWH deliveries for the Ohio Companies increased to 60% in the first nine months of 2010 from 7% in the same period of 2009. Higher generation revenues related to the recovery of transmission costs now provided for in the generation rate established under the May 2009 Ohio CBP partially offset the decrease in sales volumes.
The increase in wholesale generation revenues reflected higher prices and increased capacity sales by Met-Ed and Penelec in the PJM market.

Transmission revenues decreased $170 million primarily due to the termination of the Ohio Companies’ transmission tariff effective June 1, 2009; recovery of transmission costs is now through the generation rate established under the May 2009 Ohio CBP.
Expenses -
Total expenses decreased by $1.4 billion due to the following:
•
Purchased power costs were $1.1 billion lower in the first nine months of 2010 in large part due to lower requirements to serve the lower sales volumes. The decrease in volumes from non-affiliates resulted principally from the termination of a third-party supply contract for Met-Ed and Penelec in January 2010 and from an increase in customer shopping in the Ohio Companies’ service territories described above. The decrease in volumes from FES also resulted from the increase in customer shopping in Ohio.

•
The increase in purchased power unit costs from non-affiliates in the first nine months of 2010 resulted from higher capacity prices in the PJM market for Met-Ed and Penelec compared to the first nine months of 2009. The decrease in unit costs from FES was principally due to the lower weighted average unit price per KWH for the Ohio Companies established under the May 2009 CBP auction effective June 1, 2009.

Increase
Source of Change in Purchased Power	(Decrease)
(In millions)
Purchases from non-affiliates:
Change due to increased unit costs	$506
Change due to decreased volumes	(1,140)

(634)

Purchases from FES:
Change due to decreased unit costs	(230)
Change due to decreased volumes	(289)

(519)

Decrease in costs deferred	34

Net Decrease in Purchased Power Costs	$(1,119)

•
Labor and employee benefit expenses decreased by $61 million due to lower pension and OPEB expenses and restructuring expenses recognized in 2009, and lower payroll costs resulting primarily from staffing reductions implemented in 2009.

•	Uncollectible expenses decreased $12 million due to lower generation revenues in Ohio in the first nine months of 2010 compared to the same period in 2009.
•	Expenses for economic development commitments related to the Ohio Companies’ ESP were lower by $11 million in the first nine months of 2010 compared to the same period of 2009.
•
Transmission expenses increased $44 million primarily due to higher PJM network transmission expenses and congestion costs, partially offset by lower MISO network transmission expenses that are not reflected in the generation rate established under the May 2009 Ohio CBP.

•
Amortization of regulatory assets decreased $354 million due primarily to the absence of the $216 million impairment of CEI’s regulatory assets in 2009, reduced net MISO and PJM transmission cost amortization and reduced CTC amortization for Met-Ed and Penelec, partially offset by a $35 million regulatory asset impairment associated with the Ohio Companies’ ESP.

•	The deferral of new regulatory assets decreased $136 million in the first nine months of 2010 due to the absence of purchased power cost deferrals for CEI in 2009.
•	Depreciation expense increased $8 million due to property additions since the third quarter of 2009.
•	General taxes decreased $5 million due primarily to favorable Ohio and Pennsylvania tax settlements in 2010 partially offset by higher gross receipts taxes.

Other Expense -
Other expense increased $67 million in the first nine months of 2010 compared to the first nine months of 2009 primarily due to lower nuclear decommissioning trust investment income ($36 million) and higher interest expense associated with debt issuances by the Utilities since the third quarter of 2009 ($31 million).
Regulatory Assets
FirstEnergy and the Utilities prepare their consolidated financial statements in accordance with the authoritative guidance for accounting for certain types of regulation. Under this guidance, regulatory assets represent incurred or accrued costs that have been deferred because of their probable future recovery from customers through regulated rates. Regulatory liabilities represent the excess recovery of costs or accrued liabilities that have been deferred because it is probable such amounts will be returned to customers through future regulated rates. The following table provides the balance of regulatory assets by Company as of September 30, 2010 and December 31, 2009 and changes during the nine months then ended:

	September 30,	December 31,	Increase
Regulatory Assets	2010	2009	(Decrease)
	(In millions)
OE	$413	$465	$(52)
CEI	420	546	(126)
TE	74	70	4
JCP&L	722	888	(166)
Met-Ed	400	357	43
Penelec	203	9	194
Other	14	21	(7)

Total	$2,246	$2,356	$(110)

The following table provides information about the composition of regulatory assets as of September 30, 2010 and December 31, 2009 and the changes during the nine months then ended:

	September 30,	December 31,	Increase
Regulatory Assets by Source	2010	2009	(Decrease)
	(In millions)
Regulatory transition costs	$1,168	$1,100	$68
Customer shopping incentives	26	154	(128)
Customer receivables for future income taxes	330	329	1
Loss on reacquired debt	50	51	(1)
Employee postretirement benefits	17	23	(6)
Nuclear decommissioning, decontamination and spent fuel disposal costs	(173)	(162)	(11)
Asset removal costs	(238)	(231)	(7)
MISO/PJM transmission costs	194	148	46
Deferred generation costs	393	369	24
Distribution costs	392	482	(90)
Other	87	93	(6)

Total	$2,246	$2,356	$(110)

Regulatory assets that do not earn a current return totaled approximately $181 million as of September 30, 2010 (JCP&L — $40 million, Met-Ed — $124 million, Penelec — $9 million and CEI $5 million). Regulatory assets not earning a current return (primarily for certain regulatory transition costs and employee postretirement benefits) are expected to be recovered by 2014 for JCP&L and by 2020 for Met-Ed and Penelec.
Competitive Energy Services — First Nine Months of 2010 Compared to First Nine Months of 2009
Net income decreased by $440 million in the first nine months of 2010, compared to the first nine months of 2009, primarily due to a $292 million impairment charge ($181 million net of tax) related to operational changes at certain smaller coal-fired units in response to the continued slow economy, lower demand for electricity, as well as uncertainty related to proposed new federal environmental regulations. In addition, the absence of a $252 million ($158 million after tax) gain in 2009 from the sale of a 9% participation interest in OVEC, lower investment income from nuclear decommissioning trusts and a decrease in sales margins also contributed to the decline in net income.

Revenues -
Excluding the impact of the 2009 gain on the OVEC sale, total revenues increased $839 million in the first nine months of 2010 compared to the same period in 2009 primarily due to an increase in direct and government aggregation sales volumes and sales of RECs, partially offset by decreases in POLR sales to the Ohio Companies and wholesale sales.
The increase in reported segment revenues resulted from the following sources:

	Nine Months
	Ended September 30		Increase
Revenues by Type of Service	2010	2009	(Decrease)
	(In millions)
Direct and Government Aggregation	$1,814	$406	$1,408
POLR	1,911	2,369	(458)
Wholesale	322	503	(181)
Transmission	58	57	1
RECs	67	—	67
Sale of OVEC participation interest	—	252	(252)
Other	93	91	2

Total Revenues	$4,265	$3,678	$587

The increase in direct and government aggregation revenues of $1,408 million resulted from increased revenue from the acquisition of new commercial and industrial customers, as well as new government aggregation contracts with communities in Ohio that provide generation to 1.2 million residential and small commercial customers at the end of September 2010 compared to 500,000 such customers at the end of September 2009, partially offset by lower unit prices. In addition, sales to residential and small commercial customers were bolstered by weather in the delivery area that was 69% warmer than in 2009.
The decrease in POLR revenues of $458 million was due to lower sales volumes and lower unit prices to the Ohio Companies, partially offset by increased sales volumes and higher unit prices to the Pennsylvania Companies. The lower sales volumes and unit prices to the Ohio Companies in 2010 reflected the results of the May 2009 CBP. The increased revenues to the Pennsylvania Companies resulted from FES supplying Met-Ed and Penelec with volumes previously supplied through a third-party contract and at prices that were slightly higher than in 2009.
Wholesale revenues decreased $181 million due to reduced volumes and lower prices. The lower sales volumes were due to available capacity serving increased retail sales in Ohio. In July 2010, FES entered into financial transactions that offset the mark-to-market impact of legacy purchased power contracts totaling 500 MW entered into in 2008 for delivery in 2010 and 2011 that have been marked to market since December 2009. These financial transactions mitigate the volatility of these contracts through the end of 2011 and resulted in wholesale revenues of $13 million in 2010.
The sale of RECs resulted in additional gains of $67 million in the nine months ending September 2010.
The following tables summarize the price and volume factors contributing to changes in revenues from generation sales:

Increase
Source of Change in Direct and Government Aggregation	(Decrease)
(In millions)
Direct Sales:
Effect of increase in sales volumes	$909
Change in prices	(73)

836

Government Aggregation:
Effect of increase in sales volumes	570
Change in prices	2

572

Net Increase in Direct and Government Aggregation Revenues	$1,408

Increase
Source of Change in Wholesale Revenues	Decrease
(In millions)
POLR:
Effect of 8.4% decrease in sales volumes	$(200)
Change in prices	(258)

(458)

Other Wholesale:
Effect of 44.6% decrease in sales volumes	(147)
Change in prices	(34)

(181)

Net Decrease in Wholesale Revenues	$(639)

Transmission revenues increased $1 million due primarily to higher MISO congestion revenue, offset by lower PJM congestion revenue.
Expenses -
Total expenses increased $1.2 billion in the first nine months of 2010 due to the following factors:
•
Fuel costs increased $199 million due to increased generation volumes ($140 million) and higher unit prices ($59 million). The increase in unit prices was due primarily to increased coal transportation costs and higher nuclear fuel unit prices following the refueling outages that occurred in 2009.

•	Purchased power costs increased $688 million due primarily to higher volumes purchased ($606 million), power contract mark-to-market adjustments ($43 million) and higher unit costs ($39 million).
•
Fossil operating costs decreased $18 million due primarily to lower labor costs which were partially offset by higher professional and contractor costs and reduced gains on the sale of emission allowances.

•
Nuclear operating costs decreased $39 million due primarily to lower labor, consulting and contractor costs. The nine months ended September 2010 had one less refueling outage and fewer extended outages than the same period of 2009.

•
Transmission expenses increased $36 million due primarily to increased costs in MISO of $152 million from higher network, ancillary and congestion costs, partially offset by lower PJM transmission expenses of $116 million due to lower congestion costs.

•
Other expenses increased $340 million primarily due to a $292 million impairment charge ($181 million net of tax) related to operational changes at Bay Shore units 2-4, Eastlake Plant units 1-4, the Lake Shore Plant and the Ashtabula Plant. In addition, increased costs were incurred in uncollectible customer accounts and agent fees associated with the growth in direct and government aggregation sales.

Other Expense -
Total other expense in the nine months ending September 2010 was $124 million higher than the same period in 2009, primarily due to a decrease in nuclear decommissioning trust investment income ($94 million) and a $30 million increase in net interest expense from new long-term debt issued combined with the restructuring of existing PCRBs.
Other — First Nine Months of 2010 Compared to First Nine Months of 2009
Financial results from other operating segments and reconciling items, including interest expense on holding company debt and corporate support services revenues and expenses, resulted in a $75 million increase in earnings available to FirstEnergy in the first nine months of 2010 compared to the same period in 2009. The increase resulted primarily from the absence of debt retirement costs that were incurred in the third quarter of 2009 in connection with the tender offer for holding company debt ($139 million), decreased interest expense associated with the debt retirement ($56 million) and increased interest income ($16 million), partially offset by increased depreciation and other operating expenses ($30 million) and income tax expense ($132 million).
CAPITAL RESOURCES AND LIQUIDITY
As of September 30, 2010, FirstEnergy had cash and cash equivalents of approximately $632 million available to fund investments, operations and capital expenditures. To fund liquidity and capital requirements for the balance of 2010 and beyond, FirstEnergy will rely on internal and external sources of funds. Short-term cash requirements not met by cash provided from operations are generally satisfied through short-term borrowings. Long-term cash needs may be met through issuances of debt and/or equity securities.

FirstEnergy expects its existing sources of liquidity to remain sufficient to meet its anticipated obligations and those of its subsidiaries. FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest and dividend payments. During 2010 and in subsequent years, FirstEnergy expects to satisfy these requirements with a combination of internal cash from operations and external funds from the capital markets as market conditions warrant. FirstEnergy also expects that borrowing capacity under credit facilities will continue to be available to manage working capital requirements along with continued access to long-term capital markets.
A material adverse change in operations, or in the availability of external financing sources, could impact FirstEnergy’s ability to fund current liquidity and capital resource requirements. To mitigate risk, FirstEnergy’s business model stresses financial discipline and a strong focus on execution. Major elements of this business model include the expectation of: projected cash from operations, opportunities for favorable long-term earnings growth as the transition to competitive generation markets continues, operational excellence, retail strategy execution, well-positioned generation fleet, no speculative trading operations, appropriate long-term commodity hedging positions, manageable capital expenditure program, well funded pension, minimal near-term maturities of existing long-term debt, commitment to a strong and secure dividend (dividends declared from time to time on FirstEnergy’s common stock during any annual period may in aggregate vary from the indicated amount due to circumstances considered by FirstEnergy’s Board of Directors at the time of the actual declarations) and a successful merger integration.
As of September 30, 2010, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was principally due to short-term borrowings ($1.0 billion) and the classification of certain variable interest rate PCRBs as currently payable long-term debt. Currently payable long-term debt as of September 30, 2010, included the following (in millions):

Currently Payable Long-term Debt
PCRBs supported by bank LOCs(1)	$1,318
FGCO and NGC unsecured PCRBs(1)	90
Penelec FMBs(2)	24
NGC collateralized lease obligation bonds	50
Sinking fund requirements	34
Other notes(3)	74

$1,590

(1)	Interest rate mode permits individual debt holders to put the respective debt back to the issuer prior to maturity.

(2)	Mature in November 2010.

(3)
Notes represent Signal Peak third-party debt and will be repaid with proceeds from the October 22, 2010 refinancing of Signal Peak debt. As of September 30, 2010, $11 million matures in October 2010 and $63 million matures in November 2010.

Short-Term Borrowings
FirstEnergy had approximately $1.0 billion of short-term borrowings as of September 30, 2010 and $1.2 billion as of December 31, 2009. FirstEnergy’s available liquidity as of October 22, 2010, is summarized in the following table:

					Available
Company	Type	Maturity		Commitment	Liquidity
				(In millions)
FirstEnergy(1)	Revolving	Aug. 2012		$2,750	$1,650
FirstEnergy Solutions	Term loan	Mar. 2011		100	—
Ohio and Pennsylvania Companies	Receivables financing	Various	(2)	395	245

		Subtotal		$3,245	$1,895
		Cash		—	911

		Total		$3,245	$2,806

(1)	FirstEnergy Corp. and subsidiary borrowers.

(2)	Ohio — $250 million matures March 30, 2011; Pennsylvania — $145 million matures December 17, 2010 with optional extension terms.

On October 22, 2010, Signal Peak and Global Rail entered into a $350 million syndicated two-year senior secured term loan facility among the two limited liability companies that comprise Signal Peak and Global Rail, as borrowers, Sovereign Bank, CoBank, Credit Agricole, U.S. Bank, BBVA Compass, Royal Bank of Canada, Fifth Third, Comerica Bank, CIBC Inc. and First Merit banks, as lenders, and Union Bank, N.A. as lender, administrative agent, collateral agent and syndication agent. FirstEnergy, together with WMB Loan Ventures LLC and WMB Loan Ventures II LLC, the entities that share ownership with FEV in the borrowers, have provided a guaranty of the borrowers’ obligations under the facility. The loan proceeds were used to repay $258 million of notes payable to FirstEnergy, including $9 million of interest and $63 million of bank loans that were scheduled to mature on November 16, 2010. Additional proceeds will be used for general company purposes, including an $11 million repayment of a third-party seller’s note maturing October 29, 2010.
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
The following table summarizes the borrowing sub-limits for each borrower under the facility, as well as the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of September 30, 2010:

	Revolving		Regulatory and
	Credit Facility		Other Short-Term
Borrower	Sub-Limit		Debt Limitations
	(In millions)
FirstEnergy	$2,750		$—	(1)
FES	1,000		—	(1)
OE	500		500
Penn	50		34	(2)
CEI	250	(3)	500
TE	250	(3)	500
JCP&L	425		410	(2)
Met-Ed	250		300	(2)
Penelec	250		300	(2)
ATSI	50	(4)	50

(1)	No regulatory approvals, statutory or charter limitations applicable.

(2)	Excluding amounts that may be borrowed under the regulated companies’ money pool.

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
The revolving credit facility contains financial covenants requiring each borrower to maintain a consolidated debt to total capitalization ratio of no more than 65%, measured at the end of each fiscal quarter. As of September 30, 2010, FirstEnergy’s and its subsidiaries’ debt to total capitalization ratios (as defined under the revolving credit facility) were as follows:

Borrower
FirstEnergy	60.2%
FES	53.2%
OE	53.1%
Penn	30.8%
CEI	57.6%
TE	57.7%
JCP&L	34.4%
Met-Ed	37.6%
Penelec	51.8%
ATSI	48.8%

As of September 30, 2010, FirstEnergy could issue additional debt of approximately $2.9 billion, or recognize a reduction in equity of approximately $1.6 billion, and remain within the limitations of the financial covenants required by its revolving credit facility.
The revolving credit facility does not contain provisions that either restrict the ability to borrow or accelerate repayment of outstanding advances as a result of any change in credit ratings. Pricing is defined in “pricing grids,” whereby the cost of funds borrowed under the facility is related to the credit ratings of the company borrowing the funds.
FirstEnergy Money Pools
FirstEnergy’s regulated companies also have the ability to borrow from each other and the holding company to meet their short-term working capital requirements. A similar but separate arrangement exists among FirstEnergy’s unregulated companies. FESC administers these two money pools and tracks surplus funds of FirstEnergy and the respective regulated and unregulated subsidiaries, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in the first nine months of 2010 was 0.53% per annum for the regulated companies’ money pool and 0.60% per annum for the unregulated companies’ money pool.
Pollution Control Revenue Bonds
As of September 30, 2010, FirstEnergy’s currently payable long-term debt included approximately $1.3 billion (FES — $1.2 billion, Met-Ed — $29 million and Penelec — $45 million) of variable interest rate PCRBs, the bondholders of which are entitled to the benefit of irrevocable direct pay bank LOCs. The interest rates on the PCRBs are reset daily or weekly. Bondholders can tender their PCRBs for mandatory purchase prior to maturity with the purchase price payable from remarketing proceeds or, if the PCRBs are not successfully remarketed, by drawings on the irrevocable direct pay LOCs. The subsidiary obligor is required to reimburse the applicable LOC bank for any such drawings or, if the LOC bank fails to honor its LOC for any reason, must itself pay the purchase price.
The LOCs for FirstEnergy variable interest rate PCRBs were issued by the following banks as of September 30, 2010:

	Aggregate LOC		Reimbursements of
LOC Bank	Amount(2)	LOC Termination Date	LOC Draws Due
	(In millions)
CitiBank N.A.	$166	June 2014	June 2014
The Bank of Nova Scotia	284	Beginning April 2011	Multiple dates(3)
The Royal Bank of Scotland	131	June 2012	6 months
Wachovia Bank	152	March 2014	March 2014
Barclays Bank(1)	528	Beginning December 2010	30 days
PNC Bank	70	Beginning November 2010	180 days

Total	$1,331

(1)	Supported by 18 participating banks, with no one bank having more than 14% of the total commitment.

(2)	Includes approximately $13 million of applicable interest coverage.

(3)	Shorter of 6 months or LOC termination date ($155 million) and shorter of one year or LOC termination date ($129 million).
On August 20, 2010, FES completed the remarketing of $250 million of PCRBs. Of the $250 million, $235 million of PCRBs were converted from a variable interest rate to a fixed interest rate. The remaining $15 million of PCRBs continue to bear a fixed interest rate. The interest rate conversion minimizes financial risk by converting the long-term debt into a fixed rate and, as a result, reducing exposure to variable interest rates over the short-term. These remarketings included two series: $235 million of PCRBs that now bear a per-annum rate of 2.25% and are subject to mandatory purchase on June 3, 2013; and $15 million of PCRBs that now bear a per-annum rate of 1.5% and are subject to mandatory purchase on June 1, 2011.

On October 1, 2010, FES completed the refinancing and remarketing of six series of PCRBs totaling $313 million. These PCRBs were converted from a variable interest rate to a fixed long term interest rate of 3.375% per annum and are subject to mandatory purchase on July 1, 2015. The LOCs for the refinanced series of PCRBs totaling $208 million terminated as of October 1, 2010. The LOCs for the remarketed series of PCRBs totaling $108 million will terminate on November 1, 2010.
Long-Term Debt Capacity
As of September 30, 2010, the Ohio Companies and Penn had the aggregate capability to issue approximately $2.5 billion of additional FMBs on the basis of property additions and retired bonds under the terms of their respective mortgage indentures. The issuance of FMBs by the Ohio Companies is also subject to provisions of their senior note indentures generally limiting the incurrence of additional secured debt, subject to certain exceptions that would permit, among other things, the issuance of secured debt (including FMBs) supporting pollution control notes or similar obligations, or as an extension, renewal or replacement of previously outstanding secured debt. In addition, these provisions would permit OE and CEI to incur additional secured debt not otherwise permitted by a specified exception of up to $116 million and $25 million, respectively, as of September 30, 2010. As a result of the indenture provisions, TE cannot incur any additional secured debt. Met-Ed and Penelec had the capability to issue secured debt of approximately $380 million and $358 million, respectively, under provisions of their senior note indentures as of September 30, 2010.
Based upon FGCO’s FMB indenture, net earnings and available bondable property additions as of September 30, 2010, FGCO had the capability to issue $1.9 billion of additional FMBs under the terms of that indenture. Based upon NGC’s FMB indenture, net earnings and available bondable property additions, NGC had the capability to issue $294 million of additional FMBs as of September 30, 2010.
FirstEnergy’s access to capital markets and costs of financing are influenced by the ratings of its securities. On February 11, 2010, S&P issued a report lowering FirstEnergy’s and its subsidiaries’ credit ratings by one notch, while maintaining its stable outlook. Moody’s and Fitch affirmed the ratings and stable outlook of FirstEnergy and its subsidiaries on February 11, 2010. On September 28, 2010, S&P issued a report reaffirming the ratings and stable outlook of FirstEnergy and its subsidiaries. The following table displays FirstEnergy’s, FES’ and the Utilities’ securities ratings as of September 30, 2010.

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
Changes in Cash Position
As of September 30, 2010, FirstEnergy had $632 million of cash and cash equivalents compared to $874 million as of December 31, 2009. As of September 30, 2010 and December 31, 2009, FirstEnergy had approximately $14 million and $12 million, respectively, of restricted cash included in other current assets on the Consolidated Balance Sheet.
During the first nine months of 2010, FirstEnergy received $730 million of cash dividends from its subsidiaries and paid $503 million in cash dividends to common shareholders.
Cash Flows From Operating Activities
FirstEnergy’s consolidated net cash from operating activities is provided primarily by its competitive energy services and energy delivery services businesses (see Results of Operations above). Net cash provided from operating activities increased by $609 million during the first nine months of 2010 compared to the comparable period in 2009, as summarized in the following table:

	Nine Months
	Ended September 30		Increase
Operating Cash Flows	2010	2009	(Decrease)
	(In millions)
Net income	$580	$754	$(174)
Non-cash charges and other adjustments	1,648	1,755	(107)
Pension trust contribution	—	(500)	500
Working Capital and other	(155)	(545)	390

	$2,073	$1,464	$609

The decrease in non-cash charges and other adjustments is primarily due to lower net amortization of regulatory assets of ($354 million), including the impact of CEI’s $216 million regulatory asset impairment recorded during the first quarter of 2009, a $142 million charge relating to loss on debt redemptions during the third quarter of 2009 and changes in deferred income taxes and investment tax credits of ($162 million). The decrease in non-cash charges and other adjustments was partially offset by impairment of long-lived assets of $294 million, including the impact of the $292 million impairment of certain FGCO facilities and changes in the deferral of new regulatory assets of $136 million.
The change in working capital and other is primarily due to cash proceeds of $129 million received on the termination of fixed-for-floating interest rate swaps during the second and third quarters of 2010, changes in investment securities of $133 million, a decrease in prepaid assets of $345 million and a $250 million increase in accounts receivable.
Cash Flows From Financing Activities
In the first nine months of 2010, cash used for financing activities was $870 million compared to cash provided from financing activities of $617 million in the first nine months of 2009. The decrease was primarily due to activity during the first nine months of 2009 which included new debt issuances and long-term debt retirements associated with a $1.2 billion senior note tender offer completed by FirstEnergy in September 2009. The following table summarizes security issuances (net of any discounts) and redemptions:

	Nine Months
	Ended September 30
Securities Issued or Redeemed	2010	2009
	(In millions)
New Issues
First mortgage bonds	—	398
Pollution control notes	250	859
Senior secured notes	—	297
Unsecured Notes	1	2,597

	$251	$4,151

Redemptions
First mortgage bonds	7	—
Pollution control notes	251	687
Senior secured notes	63	54
Unsecured notes	101	1,472

	$422	$2,213

Short-term borrowings, net	$(171)	$(764)

Cash Flows From Investing Activities
Net cash flows used in investing activities resulted primarily from property additions. Additions for the energy delivery services segment primarily represent expenditures related to transmission and distribution facilities. Capital spending by the competitive energy services segment is principally generation-related. The following table summarizes investing activities for the first nine months of 2010 and 2009 by business segment:

Summary of Cash Flows	Property
Provided from (Used for) Investing Activities	Additions	Investments	Other	Total
		(In millions)
Sources (Uses)
Nine Months Ended September 30, 2010
Energy delivery services	$(546)	$82	$11	$(453)
Competitive energy services	(860)	(26)	(53)	(939)
Other	(18)	(3)	34	13
Inter-Segment reconciling items	(43)	(23)	—	(66)

Total	$(1,467)	$30	$(8)	$(1,445)

Nine Months Ended September 30, 2009
Energy delivery services	$(524)	$(121)	$(35)	$(680)
Competitive energy services	(893)	(6)	(21)	(920)
Other	(133)		(11)	(144)
Inter-Segment reconciling items	(25)	(25)	6	(44)

Total	$(1,575)	$(152)	$(61)	$(1,788)

Net cash used for investing activities in the first nine months of 2010 decreased by $343 million compared to the first nine months of 2009. The decrease was principally due to a $108 million decrease in property additions (principally lower AQC system expenditures) and an increase in cash proceeds from the sale of assets of $98 million, partially offset by $110 million spent by FES in the customer acquisition process.
During the remaining quarter of 2010, capital requirements for property additions and capital leases are expected to be approximately $410 million, including approximately $32 million for nuclear fuel. These cash requirements are expected to be satisfied from a combination of internal cash and short-term credit arrangements.
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
As of September 30, 2010, FirstEnergy’s maximum exposure to potential future payments under outstanding guarantees and other assurances approximated $3.8 billion, as summarized below:

Maximum
Guarantees and Other Assurances	Exposure
(In millions)
FirstEnergy Guarantees on Behalf of its Subsidiaries
Energy and Energy-Related Contracts(1)	$300
LOC (long-term debt) —Interest coverage(2)	6
FirstEnergy guarantee of OVEC obligations	300
Other(3)	226

832

Subsidiaries’ Guarantees
Energy and Energy-Related Contracts	54
LOC (long-term debt) —Interest coverage(2)	4
FES’ guarantee of NGC’s nuclear property insurance	70
FES’ guarantee of FGCO’s sale and leaseback obligations	2,413
Other	2

2,543

Surety Bonds	84
LOC (long-term debt) — Interest coverage(2)	3
LOC (non-debt)(4)(5)	380

467

Total Guarantees and Other Assurances	$3,842

(1)	Issued for open-ended terms, with a 10-day termination right by FirstEnergy.

(2)
Reflects the interest coverage portion of LOCs issued in support of floating rate PCRBs with various maturities. The principal amount of floating-rate PCRBs of $1.3 billion is reflected in currently payable long-term debt on FirstEnergy’s consolidated balance sheets.

(3)	Includes guarantees of $15 million for nuclear decommissioning funding assurances, $161 million supporting OE’s sale and leaseback arrangement, and $34 million for railcar leases.

(4)	Includes $201 million issued for various terms pursuant to LOC capacity available under FirstEnergy’s revolving credit facility.

(5)	Includes approximately $135 million pledged in connection with the sale and leaseback of Beaver Valley Unit 2 by OE and $44 million pledged in connection with the sale and leaseback of Perry by OE.

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
While these types of guarantees are normally parental commitments for the future payment of subsidiary obligations, subsequent to the occurrence of a credit rating downgrade to below investment grade, an acceleration or funding obligation or a “material adverse event,” the immediate posting of cash collateral, provision of a LOC or accelerated payments may be required of the subsidiary. As of September 30, 2010, FirstEnergy’s maximum exposure under these collateral provisions was $419 million, as shown below:

Collateral Provisions	FES	Utilities	Total
		(In millions)
Credit rating downgrade to below investment grade (1)	$306	$68	$374
Material adverse event (2)	45	—	45

Total	$351	$68	$419

(1)	Includes $85 million and $57 million that is also considered an acceleration of payment or funding obligation at FES and the Utilities, respectively.

(2)	Includes $33 million that is also considered an acceleration of payment or funding obligation at FES.
Stress case conditions of a credit rating downgrade or “material adverse event” and hypothetical adverse price movements in the underlying commodity markets would increase the total potential amount to $511 million consisting of $463 million due to a below investment grade credit rating, of which $175 million is related to an acceleration of payment or funding obligation, and $48 million due to “material adverse event” contractual clauses.
Most of FirstEnergy’s surety bonds are backed by various indemnities common within the insurance industry. Surety bonds and related guarantees of $84 million provide additional assurance to outside parties that contractual and statutory obligations will be met in a number of areas including construction contracts, environmental commitments and various retail transactions.
In addition to guarantees and surety bonds, FES’ contracts, including power contracts with affiliates awarded through competitive bidding processes, typically contain margining provisions which require the posting of cash or LOCs in amounts determined by future power price movements. Based on FES’ power portfolio as of September 30, 2010, and forward prices as of that date, FES has posted collateral of $244 million. Under a hypothetical adverse change in forward prices (95% confidence level change in forward prices over a one year time horizon), FES would be required to post an additional $46 million. Depending on the volume of forward contracts and future price movements, FES could be required to post higher amounts for margining.
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
On October 22, 2010, Signal Peak and Global Rail entered into a $350 million syndicated two-year senior secured term loan facility among the two limited liability companies that comprise Signal Peak and Global Rail, as borrowers, Sovereign Bank, CoBank, Credit Agricole, U.S. Bank, BBVA Compass, Royal Bank of Canada, Fifth Third, Comerica Bank, CIBC Inc. and First Merit banks, as lenders, and Union Bank, N.A. as lender, administrative agent, collateral agent and syndication agent. FirstEnergy, together with WMB Loan Ventures LLC and WMB Loan Ventures II LLC, the entities that share ownership with FEV in the borrowers, have provided a guaranty of the borrowers’ obligations under the facility. In addition, FEV and the other entities that directly own the equity interests in the borrowers have pledged those interests to the banks as collateral for the facility.

OFF-BALANCE SHEET ARRANGEMENTS
FES and the Ohio Companies have obligations that are not included on their Consolidated Balance Sheets related to sale and leaseback arrangements involving the Bruce Mansfield Plant, Perry Unit 1 and Beaver Valley Unit 2, which are satisfied through operating lease payments. The total present value of these sale and leaseback operating lease commitments, net of trust investments, is $1.7 billion as of September 30, 2010.
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
The valuation of derivative contracts is based on observable market information to the extent that such information is available. In cases where such information is not available, FirstEnergy relies on model-based information. The model provides estimates of future regional prices for electricity and an estimate of related price volatility. FirstEnergy uses these results to develop estimates of fair value for financial reporting purposes and for internal management decision making (see Note 5 to the consolidated financial statements). Sources of information for the valuation of commodity derivative contracts as of September 30, 2010 are summarized by year in the following table:

Source of Information-
Fair Value by Contract Year	2010	2011	2012	2013	2014	Thereafter	Total
			(In millions)
Prices actively quoted(1)	$(2)	$—	$—	$—	$—	$—	$(2)
Other external sources(2)	(328)	(369)	(164)	(53)	7	(10)	(917)
Prices based on models	—	—	—	—	(9)	141	132

Total(3)	$(330)	$(369)	$(164)	$(53)	$(2)	$131	$(787)

(1)	Represents exchange traded New York Mercantile Exchange futures and options.

(2)	Primarily represents contracts based on broker and IntercontinentalExchange quotes.

(3)	Includes $629 million in non-hedge commodity derivative contracts that are primarily related to NUG contracts. NUG contracts are subject to regulatory accounting and do not impact earnings.
FirstEnergy performs sensitivity analyses to estimate its exposure to the market risk of its commodity positions. Based on derivative contracts held as of September 30, 2010, an adverse 10% change in commodity prices would decrease net income by approximately $6 million ($4 million net of tax) during the next 12 months.
Interest Rate Swap Agreements — Fair Value Hedges
FirstEnergy has used fixed-for-floating interest rate swap agreements to hedge a portion of the consolidated interest rate risk associated with the debt portfolio of its subsidiaries. These derivatives were treated as fair value hedges of fixed-rate, long-term debt issues, protecting against the risk of changes in the fair value of fixed-rate debt instruments due to lower interest rates. As of September 30, 2010, no fixed-for-floating interest rate swap agreements were outstanding.
Total unamortized gains included in long-term debt associated with prior fixed-for-floating interest rate swap agreements totaled $129 million ($84 million net of tax) as of September 30, 2010. Based on current estimates, approximately $22 million will be amortized to interest expense during the next twelve months. Reclassifications from long-term debt into interest expense totaled $5 million and $7 million for the three and nine months ended September 30, 2010.
Equity Price Risk
FirstEnergy provides a noncontributory qualified defined benefit pension plan that covers substantially all of its employees and non-qualified pension plans that cover certain employees. The plan provides defined benefits based on years of service and compensation levels. FirstEnergy also provides health care benefits (which include certain employee contributions, deductibles and co-payments) upon retirement to employees hired prior to January 1, 2005, their dependents, and under certain circumstances, their survivors. The benefit plan assets and obligations are remeasured annually using a December 31 measurement date or as significant triggering events occur. As of September 30, 2010, approximately 44% of the pension plan assets are invested in equity securities and 56% are invested in fixed income securities. The plan is 81% funded on an accumulated benefit obligation basis as of September 30, 2010. A decline in the value of FirstEnergy’s pension plan assets could result in additional funding requirements. FirstEnergy currently estimates that additional cash contributions will be required beginning in 2012.

Nuclear decommissioning trust funds have been established to satisfy NGC’s and the Utilities’ nuclear decommissioning obligations. As of September 30, 2010, approximately 15% of the funds were invested in equity securities and 85% were invested in fixed income securities, with limitations related to concentration and investment grade ratings. The equity securities are carried at their market value of approximately $305 million as of September 30, 2010. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $31 million reduction in fair value as of September 30, 2010. The decommissioning trusts of JCP&L and the Pennsylvania Companies are subject to regulatory accounting, with unrealized gains and losses recorded as regulatory assets or liabilities, since the difference between investments held in trust and the decommissioning liabilities will be recovered from or refunded to customers. NGC, OE and TE recognize in earnings the unrealized losses on available-for-sale securities held in their nuclear decommissioning trusts as other-than-temporary impairments. A decline in the value of FirstEnergy’s nuclear decommissioning trusts could result in additional funding requirements. During 2010, $4 million was contributed to the OE and TE nuclear decommissioning trusts to comply with requirements under certain sale-leaseback transactions in which OE and TE continue as lessees, and $4 million was contributed to the JCP&L and Pennsylvania nuclear decommissioning trusts to comply with regulatory requirements. FirstEnergy continues to evaluate the status of its funding obligations for the decommissioning of these nuclear facilities and does not expect to make additional cash contributions to the nuclear decommissioning trusts for the remainder of 2010 other than those to the JCP&L and Pennsylvania Companies’ nuclear decommissioning trusts due to regulatory requirements.
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
FirstEnergy maintains credit policies with respect to its counterparties to manage overall credit risk. This includes performing independent risk evaluations, actively monitoring portfolio trends and using collateral and contract provisions to mitigate exposure. As part of its credit program, FirstEnergy aggressively manages the quality of its portfolio of energy contracts, evidenced by a current weighted average risk rating for energy contract counterparties of BBB (S&P). As of September 30, 2010, the largest credit concentration was with J.P. Morgan Chase & Co., which is currently rated investment grade, representing 9.42% of FirstEnergy’s total approved credit risk.
OUTLOOK
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
FirstEnergy believes that it generally is in compliance with all currently-effective and enforceable reliability standards. FirstEnergy’s practice is to address and resolve any occasional or isolated incidents of noncompliance as they arise in the normal course of operations. FirstEnergy also believes that the NERC, ReliabilityFirst and the FERC will continue to refine existing reliability standards as well as to develop and adopt new reliability standards. The financial impact of complying with new or amended standards cannot be determined at this time; however, 2005 amendments to the FPA provide that all prudent costs incurred to comply with the new reliability standards be recovered in rates. Still, any future inability on FirstEnergy’s part to comply with the reliability standards for its bulk power system could result in the imposition of financial penalties that could have a material adverse effect on its financial condition, results of operations and cash flows.
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

On August 23, 2010, FirstEnergy self-reported a vegetation encroachment event on a Met-Ed 230 kV line to ReliabilityFirst. This event did not result in a fault, outage, operation of protective equipment, or any other meaningful electric effect on any FirstEnergy transmission facilities or systems. On August 25, 2010, ReliabilityFirst issued a Notice of Enforcement to investigate the incident. FirstEnergy submitted a data response to ReliabilityFirst on September 27, 2010. At this time, FirstEnergy is unable to predict the outcome of this investigation.
Ohio
The Ohio Companies operate under an Amended ESP, which expires on May 31, 2011, and provides for generation supplied through a CBP. The Amended ESP also allows the Ohio Companies to collect a delivery service improvement rider (Rider DSI) at an overall average rate of $0.002 per KWH for the period of April 1, 2009 through December 31, 2011. The Ohio Companies currently purchase generation at the average wholesale rate of a CBP conducted in May 2009. FES is one of the suppliers to the Ohio Companies through the May 2009 CBP. The PUCO approved a $136.6 million distribution rate increase for the Ohio Companies in January 2009, which went into effect on January 23, 2009 for OE ($68.9 million) and TE ($38.5 million) and on May 1, 2009 for CEI ($29.2 million). Applications for rehearing of the PUCO order in the distribution case were filed by the Ohio Companies and one other party. The Ohio Companies raised numerous issues in their application for rehearing related to rate recovery of certain expenses, recovery of line extension costs, the level of rate of return and the amount of general plant balances. The PUCO has not yet issued a substantive Entry on Rehearing.
On October 20, 2009, the Ohio Companies filed an MRO to procure, through a CBP, generation supply for customers who do not shop with an alternative supplier for the period beginning June 1, 2011. The CBP would be similar, in all material respects, to the CBP conducted in May 2009 in that it would procure energy, capacity and certain transmission services on a slice of system basis. However, unlike the May 2009 CBP, the MRO would include multiple bidding sessions and multiple products with different delivery periods for generation supply designed to reduce potential volatility and supplier risk and encourage bidder participation. Although the Ohio Companies requested a PUCO determination by January 18, 2010, on February 3, 2010, the PUCO announced that its determination would be delayed. The PUCO has not yet issued an order in this matter.
On March 23, 2010, the Ohio Companies filed an application for a new ESP. The new ESP will go into effect on June 1, 2011 and conclude on May 31, 2014. Attached to the application was a Stipulation and Recommendation signed by the Ohio Companies, the Staff of the PUCO, and an additional fourteen parties signing as Signatory Parties, with two additional parties agreeing not to oppose the adoption of the Stipulation. The material terms of the Stipulation include a CBP similar to the one used in May 2009 and the one proposed in the October 2009 MRO filing; a 6% generation discount to certain low-income customers provided by the Ohio Companies through a bilateral wholesale contract with FES (initial auctions scheduled for October 20, 2010 and January 25, 2011); no increase in base distribution rates through May 31, 2014; load cap of no less than 80%, which also applies to any tranches assigned post auction; and a new distribution rider, Delivery Capital Recovery Rider (Rider DCR), to recover a return of, and on, capital investments in the delivery system. This Rider substitutes for Rider DSI which terminates by its own terms. The Ohio Companies also agree not to collect certain amounts associated with RTEP and administrative costs associated with the move to PJM, dependent on the outcome of certain PJM proceedings. Many of the existing riders approved in the previous ESP remain in effect, some with modifications. The new ESP also requests the resolution of current proceedings pending at the PUCO regarding corporate separation, elements of the smart grid proceeding and the move to PJM. FirstEnergy recorded approximately $39.5 million of regulatory asset impairments and expenses related to the ESP. On May 12, 2010, a supplemental stipulation was filed that added two additional parties to the Stipulation, namely the City of Akron, Ohio and Council for Smaller Enterprises, to provide additional energy efficiency benefits. On July 22, 2010, a second supplemental stipulation was filed that, among other provisions provides a commitment that retail customers of the Ohio Companies will not pay certain costs related to the companies’ integration into PJM, for the longer of the five year period from June 1, 2011 through May 31, 2016 or when the amount of costs avoided by customers for certain types of products totals $360 million dependent on the outcome of certain PJM proceedings, and establishes a $12 million fund to assist low income customers over the term of the ESP. Additional parties signing or not opposing the second supplemental stipulation include Northeast Ohio Public Energy Council (NOPEC), Northwest Ohio Aggregation Coalition (NOAC), Environmental Law and Policy Center and a number of low income community agencies. The PUCO modified and approved the new ESP on August 25, 2010. The Companies accepted the PUCO’s decision subject to the implementation of certain elements of the ESP being consistent with the terms as they were included in the stipulation. On September 24, 2010, an application for rehearing was filed by the OCC and two other parties. The Ohio Companies and other parties filed their memorandum contra to that application for rehearing on October 4, 2010. The PUCO granted the application for rehearing on October 22, 2010. The PUCO has yet to rule on the substance of the application for rehearing.
Under the provisions of SB221, the Ohio Companies are required to implement energy efficiency programs that will achieve a total annual energy savings equivalent of approximately 166,000 MWH in 2009, 290,000 MWH in 2010, 410,000 MWH in 2011, 470,000 MWH in 2012 and 530,000 MWH in 2013, with additional savings required through 2025. Utilities are also required to reduce peak demand in 2009 by 1%, with an additional 0.75% reduction each year thereafter through 2018. The Ohio Companies filed an application with the PUCO seeking amendments to these benchmarks. On January 7, 2010, the PUCO amended the Ohio Companies’ 2009 energy efficiency benchmarks to zero, contingent upon the Ohio Companies meeting the revised benchmarks in a period of not more than three years. On March 10, 2010, the PUCO found that the Ohio Companies’ peak demand reduction programs complied with PUCO rules.

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
Additionally under SB221, electric utilities and electric service companies are required to serve part of their load from renewable energy resources equivalent to 0.25% of the KWH they served in 2009. In August and October 2009, the Ohio Companies conducted RFPs to secure RECs. The RFPs sought RECs, including solar RECs and RECs generated in Ohio in order to meet the Ohio Companies’ alternative energy requirements as set forth in SB221 for 2009, 2010 and 2011. The RECs acquired through these two RFPs were used to help meet the renewable energy requirements established under SB221 for 2009, 2010 and 2011. On March 10, 2010, the PUCO found that there was an insufficient quantity of solar energy resources reasonably available in the market. The PUCO reduced the Ohio Companies’ aggregate 2009 benchmark to the level of solar RECs the Ohio Companies acquired through their 2009 RFP processes, provided the Ohio Companies’ 2010 alternative energy requirements be increased to include the shortfall for the 2009 solar REC benchmark. On April 15, 2010, the Ohio Companies and FES (due to its status as an electric service company in Ohio) filed compliance reports with the PUCO setting forth how they individually satisfied the alternative energy requirements in SB221 for 2009. FES also applied for a force majeure determination from the PUCO regarding a portion of their compliance with the 2009 solar energy resource benchmark, which application is still pending. In July 2010, the Ohio Companies initiated an additional RFP to secure RECs and solar RECs needed to meet the Ohio Companies’ alternative energy requirements as set forth in SB221. As a result of this RFP, contracts were executed in August 2010.
On February 12, 2010, OE and CEI filed an application with the PUCO to establish a new credit for all-electric customers. On March 3, 2010, the PUCO ordered that rates for the affected customers be set at a level that will provide bill impacts commensurate with charges in place on December 31, 2008 and authorized the Ohio Companies to defer incurred costs equivalent to the difference between what the affected customers would have paid under previously existing rates and what they pay with the new credit in place. Tariffs implementing this new credit went into effect on March 17, 2010. On April 15, 2010, the PUCO issued a Second Entry on Rehearing that expanded the group of customers to which the new credit would apply and authorized deferral for the associated additional amounts. The PUCO also stated that it expected that the new credit would remain in place through at least the 2011 winter season, and charged its staff to work with parties to seek a long term solution to the issue. Tariffs implementing this newly expanded credit went into effect on May 21, 2010. The Ohio Companies also filed on May 14, 2010 an application for rehearing of the Second Entry on Rehearing, which was granted for purposes of further consideration on June 9, 2010. On September 9, 2010, the OCC filed a motion requesting that a procedural schedule be established. The Ohio Companies filed their motion contra on September 23, 2010. The PUCO Staff issued a report related to the all-electric issue on September 24, 2010, in which it provides background on the issue and sets forth its bill impact analysis under a number of different scenarios for a longer term solution, but it made no specific recommendation to the PUCO.
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

On February 8, 2010, Penn filed a Petition for Approval of its Default Service Plan for the period June 1, 2011 through May 31, 2013. On July 29, 2010, the parties to the proceeding filed a Joint Petition for Settlement of all issues. The PPUC adopted a Motion approving the Joint Petition for Settlement on October 21, 2010. The Joint Petition resolves all issues relating to Penn’s Default Service Plan for the next program period, including its procurement method, compliance with the Alternative Energy Portfolio Standards Act, rate design and retail market issues. The PPUC’s approval of the Joint Petition is conditioned by holding that the provision relating to the recovery of MISO exit cost fees and one-time PJM integration costs (resulting from Penn’s June 1, 2011 exit of MISO and integration into PJM) be approved, but made subject to the approval of cost recovery by FERC. Penn may not put these provisions into effect until FERC has approved the recovery and allocation of MISO exit fees and PJM integration costs. An Order consistent with the Motion is expected to be entered in the near future.
The PPUC adopted a Motion on January 28, 2010 and subsequently entered an Order on March 3, 2010 which denies the recovery of marginal transmission losses through the TSC rider for the period of June 1, 2007 through March 31, 2008, and directs Met-Ed and Penelec to submit a new tariff or tariff supplement reflecting the removal of marginal transmission losses from the TSC, and instructs Met-Ed and Penelec to work with the various intervening parties to file a recommendation to the PPUC regarding the establishment of a separate account for all marginal transmission losses collected from ratepayers plus interest to be used to mitigate future generation rate increases beginning January 1, 2011. On March 18, 2010, Met-Ed and Penelec filed a Petition with the PPUC requesting that it stay the portion of the March 3, 2010 Order requiring the filing of tariff supplements to end collection of costs for marginal transmission losses. By Order entered March 25, 2010, the PPUC granted the requested stay until December 31, 2010. Pursuant to the PPUC’s order, Met-Ed and Penelec filed the plan to establish separate accounts for marginal transmission loss revenues and related interest and carrying charges and the plan for the use of these funds to mitigate future generation rate increases commencing January 1, 2011. The PPUC approved this plan on June 7, 2010. On April 1, 2010, Met-Ed and Penelec filed a Petition for Review with the Commonwealth Court of Pennsylvania appealing the PPUC’s March 3, 2010 Order. Although the ultimate outcome of this matter cannot be determined at this time, it is the belief of Met-Ed and Penelec that they should prevail in the appeal and therefore expect to fully recover the approximately $199.7 million ($158.5 million for Met-Ed and $41.2 million for Penelec) in marginal transmission losses for the period prior to January 1, 2011. On July 9, 2010, Met-Ed and Penelec filed their briefs with the Commonwealth Court of Pennsylvania. The Office of Small Business Advocate filed its brief on July 9, 2010. On August 24, 2010, the PPUC as well as MEIUG and PICA filed their briefs. Met-Ed and Penelec filed their reply brief on September 9, 2010.
On May 20, 2010, the PPUC approved Met-Ed’s and Penelec’s annual updates to their TSC rider for the period June 1, 2010 through December 31, 2010 including marginal transmission losses as approved by the PPUC, although the recovery of marginal losses will be subject to the outcome of the proceeding related to the 2008 TSC filing as described above. The TSC for Met-Ed’s customers was increased to provide for full recovery by December 31, 2010.
Act 129 was enacted in 2008 to address issues such as: energy efficiency and peak load reduction; generation procurement; time-of-use rates; smart meters; and alternative energy. Among other things, Act 129 required utilities to file with the PPUC an energy efficiency and peak load reduction plan, or EE&C Plan, by July 1, 2009, setting forth the utilities’ plans to reduce energy consumption by a minimum of 1% and 3% by May 31, 2011 and May 31, 2013, respectively, and to reduce peak demand by a minimum of 4.5% by May 31, 2013. The PPUC entered an Order on February 26, 2010 approving the Pennsylvania Companies’ EE&C Plans and the tariff rider with rates effective March 1, 2010.
Met-Ed, Penelec and Penn jointly filed a Smart Meter Technology Procurement and Installation Plan with the PPUC. This plan proposes a 24-month assessment period in which the Pennsylvania Companies will assess their needs, select the necessary technology, secure vendors, train personnel, install and test support equipment, and establish a cost effective and strategic deployment schedule, which currently is expected to be completed in fifteen years. Met-Ed, Penelec and Penn estimate assessment period costs at approximately $29.5 million, which the Pennsylvania Companies, in their plan, proposed to recover through an automatic adjustment clause. The ALJ’s Initial Decision approved the Smart Meter Plan as modified by the ALJ, including: ensuring that the smart meters to be deployed include the capabilities listed in the PPUC’s Implementation Order; eliminating the provision of interest in the 1307(e) reconciliation; providing for the recovery of reasonable and prudent costs minus resulting savings from installation and use of smart meters; and reflecting that administrative start-up costs be expensed and the costs incurred for research and development in the assessment period be capitalized. On April 15, 2010, the PPUC adopted a Motion by Chairman Cawley that modified the ALJ’s initial decision, and decided various issues regarding the Smart Meter Implementation Plan for the Pennsylvania Companies. The PPUC entered its Order on June 9, 2010, consistent with the Chairman’s Motion. On June 24, 2010, Met-Ed, Penelec and Penn filed a Petition for Reconsideration of a single portion of the PPUC’s Order regarding the future ability to include smart meter costs in base rates. On August 5, 2010, the PPUC granted in part the petition for reconsideration by deleting language from its original order that would have precluded Met-Ed, Penelec and Penn from seeking to include smart meter costs in base rates at a later time.
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

New Jersey
JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers, costs incurred under NUG agreements, and certain other stranded costs, exceed amounts collected through BGS and NUGC rates and market sales of NUG energy and capacity. As of September 30, 2010, the accumulated deferred cost balance was a credit of approximately $3 million. To better align the recovery of expected costs, on July 26, 2010, JCP&L filed a request to decrease the amount recovered for the costs incurred under the NUG agreements by $180 million annually. If approved as filed, the change would not go into effect until January 1, 2011.
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
FERC Matters
PJM Transmission Rate
On April 19, 2007, FERC issued an order (Opinion 494) finding that the PJM transmission owners’ existing “license plate” or zonal rate design was just and reasonable and ordered that the current license plate rates for existing transmission facilities be retained. On the issue of rates for new transmission facilities, FERC directed that costs for new transmission facilities that are rated at 500 kV or higher are to be collected from all transmission zones throughout the PJM footprint by means of a postage-stamp rate based on the amount of load served in a transmission zone. Costs for new transmission facilities that are rated at less than 500 kV, however, are to be allocated on a load flow methodology (DFAX), which is generally referred to as a “beneficiary pays” approach to allocating the cost of high voltage transmission facilities.
The FERC’s Opinion 494 order was appealed to the U.S. Court of Appeals for the Seventh Circuit, which issued a decision on August 6, 2009. The court affirmed FERC’s ratemaking treatment for existing transmission facilities, but found that FERC had not supported its decision to allocate costs for new 500+ kV facilities on a load ratio share basis and, based on this finding, remanded the rate design issue back to FERC.
In an order dated January 21, 2010, FERC set the matter for “paper hearings”—meaning that FERC called for parties to submit comments or written testimony pursuant to the schedule described in the order. FERC identified nine separate issues for comments and directed PJM to file the first round of comments on February 22, 2010, with other parties submitting responsive comments and the reply comments. PJM filed certain studies with FERC on April 13, 2010, in response to the FERC order. PJM’s filing demonstrated that allocation of the cost of high voltage transmission facilities on a beneficiary pays basis results in certain eastern utilities in PJM bearing the majority of their costs. Numerous parties filed responsive comments or studies on May 28, 2010 and reply comments on June 28, 2010. FirstEnergy and a number of other utilities, industrial customers and state commissions supported the use of the beneficiary pays approach for cost allocation for high voltage transmission facilities. Certain eastern utilities and their state commissions supported continued socialization of these costs on a load ratio share basis. FERC is expected to act before the end of the year.

RTO Consolidation
On December 17, 2009, FERC issued an order approving, subject to certain future compliance filings, ATSI’s move to PJM. This move, which is expected to be effective on June 1, 2011, allows FirstEnergy to consolidate its transmission assets and operations into PJM. Currently, FirstEnergy’s transmission assets and operations are divided between PJM and MISO. The consolidation will make the transmission assets that are part of ATSI, whose footprint includes the Ohio Companies and Penn, part of PJM. In the order, FERC approved FirstEnergy’s proposal to use a Fixed Resource Requirement Plan (FRR Plan) to obtain capacity to satisfy the PJM capacity requirements for the 2011-12 and 2012-13 delivery years.
On December 17, 2009, ATSI executed the PJM Consolidated Transmission Owners Agreement and on December 18, 2009, the Ohio Companies and Penn executed the PJM Operating Agreement and the PJM Reliability Assurance Agreement. Execution of these agreements committed ATSI, the Ohio Companies and Penn to the move into PJM.
FirstEnergy successfully conducted the FRR auctions on March 19, 2010. Moreover, the ATSI-zone loads participated in the PJM base residual auction for the 2013 delivery year. Successful completion of these steps secured the capacity necessary for the ATSI footprint to meet PJM’s capacity requirements.
On September 4, 2009, the PUCO opened a case to take comments from Ohio’s stakeholders regarding the RTO consolidation. On August 25, 2010, the PUCO issued an order that, among other things, committed the PUCO to close this case and also to withdraw its objections that were filed in the relevant FERC dockets conditioned upon the Ohio Companies not seeking recovery of MISO exit fees or PJM integration costs (estimated to be approximately $37 million as of September 30, 2010). Notwithstanding the PUCO’s actions, certain other parties protested aspects of the move into PJM, and certain of these matters remain outstanding and will be resolved in future FERC proceedings. Under the terms of the ESP order issued August 25, 2010, the PUCO has agreed to close this docket.
MISO Multi-Value Project Rule Proposal
On July 15, 2010, MISO and certain MISO transmission owners jointly filed with FERC their proposed cost allocation methodology for new transmission projects. The new transmission projects—described as Multi-Value Projects (MVPs)—are a class of MTEP projects. The MISO proposes to allocate the costs of MVPs by means of a usage-based charge that will be applied to all loads within the MISO footprint, and to energy transactions that call for power to be “wheeled through” the MISO as well as to energy transactions that “source” in the MISO but “sink” outside of MISO. MISO expects that its MVP proposal will fund the costs of large transmission projects designed to bring wind generation from the upper Midwest to load centers in the east. MISO has requested that FERC rule on its MVP proposal by December, but has asked for an effective date for its proposal of July 16, 2011. On August 19, 2010, MISO’s Board approved the first MVP project—the so-called “Michigan Thumb Project.” Under MISO’s proposal, the costs of MVP projects approved by MISO’s Board prior to the anticipated June 1, 2011 effective date of FirstEnergy’s integration into PJM would continue to be allocated to FirstEnergy. This approach is reflected in the MISO’s estimated allocations of the costs for the Michigan Thumb Project, where approximately $16 million in annual revenue requirements were allocated to the ATSI zone.
On September 10, 2010, FirstEnergy filed a protest to MISO’s MVP proposal. FirstEnergy believes that MISO’s proposal to allocate costs of MVP projects across the entire MISO footprint does not align with the established rule that cost allocation is to be based on cost causation (the “beneficiary pays” approach). FirstEnergy also argued that, in light of progress to date in the ATSI move to PJM, it would be unjust and unreasonable to allocate any MVP costs to the ATSI zone, or to ATSI. Numerous other parties filed pleadings on MISO’s MVP proposal. FirstEnergy is unable to predict the outcome of this matter.
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
CAA Compliance
FirstEnergy is required to meet federally-approved SO2 and NOX emissions regulations under the CAA. FirstEnergy complies with SO2 and NOx reduction requirements under the CAA and SIP(s) under the CAA by burning lower-sulfur fuel, combustion controls and post-combustion controls, generating more electricity from lower-emitting plants and/or using emission allowances. Violations can result in the shutdown of the generating unit involved and/or civil or criminal penalties.

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
In 2007, PennFuture filed a citizen suit under the CAA, alleging violations of air pollution laws at the Bruce Mansfield Plant, including opacity limitations, in the U.S. District Court for the Western District of Pennsylvania. In July 2008, three additional complaints were filed against FGCO seeking damages based on Bruce Mansfield Plant air emissions. Two of these complaints also seek to enjoin the Bruce Mansfield Plant from operating except in a “safe, responsible, prudent and proper manner”, one being a complaint filed on behalf of twenty-one individuals and the other being a class action complaint seeking certification as a class action with the eight named plaintiffs as the class representatives. A settlement was reached with PennFuture. FGCO believes the claims of the remaining plaintiffs are without merit and intends to defend itself against the allegations made in those three complaints.
The states of New Jersey and Connecticut filed CAA citizen suits in 2007 alleging NSR violations at the Portland Generation Station against RRI Energy, Inc. (the current owner and operator), Sithe Energy (the purchaser of the Portland Station from Met-Ed in 1999) and Met-Ed. Specifically, these suits allege that “modifications” at Portland Units 1 and 2 occurred between 1980 and 2005 without preconstruction NSR permitting in violation of the CAA’s PSD program, and seek injunctive relief, penalties, attorney fees and mitigation of the harm caused by excess emissions. In September 2009, the Court granted Met-Ed’s motion to dismiss New Jersey’s and Connecticut’s claims for injunctive relief against Met-Ed, but denied Met-Ed’s motion to dismiss the claims for civil penalties. The parties dispute the scope of Met-Ed’s indemnity obligation to and from Sithe Energy.
In January 2009, the EPA issued a NOV to Reliant alleging NSR violations at the Portland Generation Station based on “modifications” dating back to 1986 and also alleged NSR violations at the Keystone and Shawville Stations based on “modifications” dating back to 1984. Met-Ed, JCP&L, as the former owner of 16.67% of the Keystone Station, and Penelec, as former owner and operator of the Shawville Station, are unable to predict the outcome of this matter.
In June 2008, the EPA issued a Notice and Finding of Violation to Mission Energy Westside, Inc. alleging that “modifications” at the Homer City Power Station occurred since 1988 to the present without preconstruction NSR permitting in violation of the CAA’s PSD program. In May 2010, the EPA issued a second NOV to Mission Energy Westside, Inc., Penelec, New York State Electric & Gas Corporation and others that have had an ownership interest in the Homer City Power Station containing in all material respects identical allegations as the June 2008 NOV. On July 20, 2010, the states of New York and Pennsylvania provided Mission Energy Westside, Inc., Penelec, NYSEG and others that have had an ownership interest in the Homer City Power Station a notification required 60 days prior to filing a citizen suit under the CAA. Mission Energy Westside, Inc. is seeking indemnification from Penelec, the co-owner and operator of the Homer City Power Station prior to its sale in 1999. The scope of Penelec’s indemnity obligation to and from Mission Energy Westside, Inc. is under dispute and Penelec is unable to predict the outcome of this matter.
In August 2009, the EPA issued a Finding of Violation and NOV alleging violations of the CAA and Ohio regulations, including the PSD, NNSR, and Title V regulations at the Eastlake, Lakeshore, Bay Shore and Ashtabula generating plants. The EPA’s NOV alleges equipment replacements occurring during maintenance outages dating back to 1990 triggered the pre-construction permitting requirements under the PSD and NNSR programs. FGCO received a request for certain operating and maintenance information and planning information for these same generating plants and notification that the EPA is evaluating whether certain maintenance at the Eastlake generating plant may constitute a major modification under the NSR provision of the CAA. Later in 2009, FGCO also received another information request regarding emission projections for the Eastlake generating plant. FGCO intends to comply with the CAA, including the EPA’s information requests, but, at this time, is unable to predict the outcome of this matter.
National Ambient Air Quality Standards
The EPA’s CAIR requires reductions of NOX and SO2 emissions in two phases (2009/2010 and 2015), ultimately capping SO2 emissions in affected states to 2.5 million tons annually and NOX emissions to 1.3 million tons annually. In 2008, the U.S. Court of Appeals for the District of Columbia vacated CAIR “in its entirety” and directed the EPA to “redo its analysis from the ground up.” In December 2008, the Court reconsidered its prior ruling and allowed CAIR to remain in effect to “temporarily preserve its environmental values” until the EPA replaces CAIR with a new rule consistent with the Court’s opinion. The Court ruled in a different case that a cap-and-trade program similar to CAIR, called the “NOX SIP Call,” cannot be used to satisfy certain CAA requirements (known as reasonably available control technology) for areas in non-attainment under the “8-hour” ozone NAAQS. In July 2010, the EPA proposed the Clean Air Transport Rule (CATR) to replace CAIR, which remains in effect until the EPA finalizes CATR. CATR requires reductions of NOX and SO2 emissions in two phases (2012 and 2014), ultimately capping SO2 emissions in affected states to 2.6 million tons annually and NOX emissions to 1.3 million tons annually. The EPA proposed a preferred regulatory approach that allows trading of NOX and SO2 emission allowances between power plants located in the same state and severely limits interstate trading of NOx and SO2 emission allowances. The EPA also requested comment on two alternative approaches—the first eliminates interstate trading of NOX and SO2 emission allowances and the second eliminates trading of NOX and SO2 emission allowances in its entirety. Depending on the actions taken by the EPA with respect to CATR, the proposed MACT regulations discussed below and any future regulations that are ultimately implemented, FGCO’s future cost of compliance may be substantial. Management is currently assessing the impact of these environmental proposals and other factors on FGCO’s facilities, particularly on the operation of its smaller, non-supercritical units. For example, as disclosed herein, management decided to idle certain units or operate them on a seasonal basis until developments clarify.

Hazardous Air Pollutant Emissions
The EPA’s CAMR provides for a cap-and-trade program to reduce mercury emissions from coal-fired power plants in two phases; initially, capping nationwide emissions of mercury at 38 tons by 2010 (as a “co-benefit” from implementation of SO2 and NOX emission caps under the EPA’s CAIR program) and 15 tons per year by 2018. The U.S. Court of Appeals for the District of Columbia, at the urging of several states and environmental groups, vacated the CAMR, ruling that the EPA failed to take the necessary steps to “de-list” coal-fired power plants from its hazardous air pollutant program and, therefore, could not promulgate a cap-and-trade program. On April 29, 2010, the EPA issued proposed maximum achievable control technology (MACT) regulations requiring emissions reductions of mercury and other hazardous air pollutants from non-electric generating unit boilers, including boilers which do not use fossil fuels such as the proposed Burger biomass repowering project. On September 1, 2010, the EPA classified Burger as an existing source for purposes of the industrial Boiler MACT. If finalized, the non-electric generating unit MACT regulations could also provide precedent for MACT standards applicable to electric generating units. The EPA entered into a consent decree requiring it to propose MACT regulations for mercury and other hazardous air pollutants from electric generating units by March 16, 2011, and to finalize the regulations by November 16, 2011. Depending on the action taken by the EPA and on how any future regulations are ultimately implemented, FGCO’s future cost of compliance with MACT regulations may be substantial and changes to FGCO’s operations may result.
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
In September 2009, the EPA finalized a national GHG emissions collection and reporting rule that will require FirstEnergy to measure GHG emissions commencing in 2010 and submit reports commencing in 2011. In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act.” The EPA’s finding concludes that concentrations of several key GHGs increase the threat of climate change and may be regulated as “air pollutants” under the CAA. In April 2010, the EPA finalized new GHG standards for model years 2012 to 2016 passenger cars, light-duty trucks and medium-duty passenger vehicles and clarified that GHG regulation under the CAA would not be triggered for electric generating plants and other stationary sources until January 2, 2011, at the earliest. In May 2010, the EPA finalized new thresholds for GHG emissions that define when permits under the CAA’s NSR program would be required. The EPA established an emissions applicability threshold of 75,000 tons per year (tpy) of carbon dioxide equivalents (CO2e) effective January 2, 2011 for existing facilities under the CAA’s PSD program, but until July 1, 2011 that emissions applicability threshold will only apply if PSD is triggered by non-carbon dioxide pollutants.
At the international level, the Kyoto Protocol, signed by the U.S. in 1998 but never submitted for ratification by the U.S. Senate, was intended to address global warming by reducing the amount of man-made GHG, including CO2, emitted by developed countries by 2012. A December 2009 U.N. Climate Change Conference in Copenhagen did not reach a consensus on a successor treaty to the Kyoto Protocol, but did take note of the Copenhagen Accord, a non-binding political agreement which recognized the scientific view that the increase in global temperature should be below two degrees Celsius; include a commitment by developed countries to provide funds, approaching $30 billion over the next three years with a goal of increasing to $100 billion by 2020; and establish the “Copenhagen Green Climate Fund” to support mitigation, adaptation, and other climate-related activities in developing countries. Once they have become a party to the Copenhagen Accord, developed economies, such as the European Union, Japan, Russia and the United States, would commit to quantified economy-wide emissions targets from 2020, while developing countries, including Brazil, China and India, would agree to take mitigation actions, subject to their domestic measurement, reporting and verification.

On September 21, 2009, the U.S. Court of Appeals for the Second Circuit and on October 16, 2009, the U.S. Court of Appeals for the Fifth Circuit reversed and remanded lower court decisions that had dismissed complaints alleging damage from GHG emissions on jurisdictional grounds. However, a subsequent ruling from the U.S. Court of Appeals for the Fifth Circuit reinstated the lower court dismissal of a complaint alleging damage from GHG emissions. These cases involve common law tort claims, including public and private nuisance, alleging that GHG emissions contribute to global warming and result in property damages. While FirstEnergy is not a party to this litigation, FirstEnergy and/or one or more of its subsidiaries could be named in actions making similar allegations.
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

The Utilities have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the consolidated balance sheet as of September 30, 2010, based on estimates of the total costs of cleanup, the Utilities’ proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $105 million (JCP&L — $76 million, TE — $1 million, CEI — $1 million, FGCO — $1 million and FirstEnergy — $26 million) have been accrued through September 30, 2010. Included in the total are accrued liabilities of approximately $67 million for environmental remediation of former manufactured gas plants and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC.
Other Legal Proceedings
Power Outages and Related Litigation
In July 1999, the Mid-Atlantic States experienced a severe heat wave, which resulted in power outages throughout the service territories of many electric utilities, including JCP&L’s territory. Two class action lawsuits (subsequently consolidated into a single proceeding) were filed in New Jersey Superior Court in July 1999 against JCP&L, GPU and other GPU companies, seeking compensatory and punitive damages due to the outages. After various motions, rulings and appeals, the Plaintiffs’ claims for consumer fraud, common law fraud, negligent misrepresentation, strict product liability and punitive damages were dismissed, leaving only the negligence and breach of contract causes of actions. On July 29, 2010, the Appellate Division upheld the trial court’s decision decertifying the class. Plaintiffs have filed, and JCP&L has opposed, a motion for leave to appeal to the New Jersey Supreme Court. JCP&L is waiting for the Court’s decision.
Litigation Relating to the Proposed Allegheny Energy Merger
In connection with the proposed merger (Note 16), purported shareholders of Allegheny Energy have filed putative shareholder class action and/or derivative lawsuits against Allegheny Energy and its directors and certain officers, referred to as the Allegheny Energy defendants, FirstEnergy and Merger Sub. Four putative class action and derivative lawsuits were filed in the Circuit Court for Baltimore City, Maryland (Maryland Court). One was withdrawn. The Maryland Court has consolidated the remaining three cases under the caption: In re Allegheny Energy Shareholder and Derivative Litigation, C.A. No. 24-C-10-1301. Three shareholder lawsuits were filed in the Court of Common Pleas of Westmoreland County, Pennsylvania and the court has consolidated these actions under the caption: In re Allegheny Energy, Inc. Shareholder Class and Derivative, Litigation, Lead Case No. 1101 of 2010. One putative shareholder class action was filed in the U.S. District Court for the Western District of Pennsylvania and is captioned Louisiana Municipal Police Employees’ Retirement System v. Evanson, et al., C.A. No. 10-319 NBF. In summary, the lawsuits allege, among other things, that the Allegheny Energy directors breached their fiduciary duties by approving the merger agreement, and that Allegheny Energy, FirstEnergy and Merger Sub aided and abetted in these alleged breaches of fiduciary duty. The complaints seek, among other things, jury trials, money damages and injunctive relief. While FirstEnergy believes the lawsuits are without merit and has defended vigorously against the claims, in order to avoid the costs associated with the litigation, the defendants have agreed to the terms of a disclosure-based settlement of all these shareholder lawsuits and have reached agreement with counsel for all of the plaintiffs concerning fee applications. Under the terms of the settlement, no payments are being made by FirstEnergy or Merger Sub. A formal stipulation of settlement was filed with the Maryland Court on October 18, 2010 and agreements have been signed with plaintiffs in the Pennsylvania proceedings to dismiss those actions once the settlement is approved by the Maryland Court. The Maryland judge has preliminarily approved the stipulation of settlement and set the final approval hearing date for December 13, 2010. If the parties are unable to obtain final approval of the settlement, then litigation will proceed, and the outcome of any such litigation is inherently uncertain. If a dismissal is not granted or a settlement is not reached, these lawsuits could prevent or delay the completion of the merger and result in substantial costs to FirstEnergy. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger closes may adversely affect FirstEnergy’s business, financial condition or results of operations.
Nuclear Plant Matters
During a planned refueling outage that began on February 28, 2010, FENOC conducted a non destructive examination and testing of the Control Rod Drive Mechanism (CRDM) nozzles of the Davis-Besse reactor pressure vessel head. FENOC identified flaws in CRDM nozzles that required modification. The NRC was notified of these findings, along with federal, state and local officials. On March 17, 2010, the NRC sent a special inspection team to Davis-Besse to assess the adequacy of FENOC’s identification, analyses and resolution of the CRDM nozzle flaws and to ensure acceptable modifications were made prior to placing the RPV head back in service. After successfully completing the modifications, FENOC committed to take a number of corrective actions including strengthening leakage monitoring procedures and shutting Davis-Besse down no later than October 1, 2011, to replace the reactor pressure vessel head with nozzles made of material less susceptible to primary water stress corrosion cracking, further enhancing the safe and reliable operations of the plant. On June 29, 2010, FENOC returned Davis-Besse to service. On September 9, 2010, the NRC held a public exit meeting describing the results of the NRC special inspection team inspection of FENOC’s identification of the CRDM nozzles with flaws and the modifications to those nozzles. On October 22, 2010, the NRC issued its final report of the special inspection. The report contained three findings characterized as very low safety significance that were promptly corrected prior to plant operation.

On April 5, 2010, the Union of Concerned Scientists (UCS) requested that the NRC issue a Show Cause Order, or otherwise delay the restart of the Davis-Besse Nuclear Power Station until the NRC determines that adequate protection standards have been met and reasonable assurance exists that these standards will continue to be met after the plant’s operation is resumed. By a letter dated July 13, 2010, the NRC denied UCS’s request for immediate action because “the NRC has conducted rigorous and independent assessments of returning the Davis-Besse reactor vessel head to service and its continued operation, and determined that it was safe for the plant to restart.” The UCS petition was referred to a petition manager for further review. What additional actions, if any, that the NRC takes in response to the UCS request have not been determined.
Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities. As required by the NRC, FirstEnergy annually recalculates and adjusts the amount of obligations. As of September 30, 2010, FirstEnergy had approximately $2.0 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley, Perry and TMI-2. FirstEnergy provides an additional $15 million parental guarantee associated with the funding of decommissioning costs for these units.
Other Legal Matters
There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to FirstEnergy’s normal business operations pending against FirstEnergy and its subsidiaries. The other potentially material items not otherwise discussed above are described below.
On February 16, 2010, a class action lawsuit was filed in Geauga County Court of Common Pleas against FirstEnergy, CEI and OE seeking declaratory judgment and injunctive relief, as well as compensatory, incidental and consequential damages, on behalf of a class of customers related to the reduction of a discount that had previously been in place for residential customers with electric heating, electric water heating, or load management systems. The reduction in the discount was approved by the PUCO. On March 18, 2010, the named-defendant companies filed a motion to dismiss the case due to the lack of jurisdiction of the court of common pleas. The court granted the motion to dismiss on September 7, 2010.
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
NEW ACCOUNTING STANDARDS AND INTERPRETATIONS
See Note 11 of the Combined Notes to the Consolidated Financial Statements (Unaudited) for discussion of new accounting pronouncements.

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
FES’ revenues are derived from sales to individual retail customers, sales to communities in the form of government aggregation programs, the sale of electricity to Met-Ed and Penelec to meet all of their POLR and default service requirements, and its participation in affiliated and non-affiliated POLR auctions. FES sales are concentrated in Ohio, Pennsylvania, Illinois, Maryland, Michigan and New Jersey.
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
Results of Operations
Net income decreased by $491 million in the first nine months of 2010, compared to the same period of 2009. The decrease was primarily due to a $292 million impairment charge ($181 million net of tax) related to operational changes at certain smaller coal-fired units in response to the continued slow economy, lower demand for electricity and uncertainty related to proposed new federal environmental regulations. In addition, the absence of a $252 million ($158 million after tax) gain in 2009 from the sale of a 9% participation interest in OVEC, lower investment income from the nuclear decommissioning trusts and a decrease in sales margins also contributed to the decline in net income.
Revenues
Excluding the impact of the 2009 gain on the OVEC sale, total revenues increased $836 million in the first nine months of 2010, compared to the same period of 2009, primarily due to an increase in direct and government aggregation sales volumes and sales of RECs, partially offset by decreases in POLR sales to the Ohio Companies and wholesale sales.
The increase in revenues resulted from the following sources:

	Nine Months
	Ended September 30		Increase
Revenues by Type of Service	2010	2009	(Decrease)
	(In millions)
Direct and Government Aggregation	$1,814	$406	$1,408
POLR	1,911	2,369	(458)
Other Wholesale	322	503	(181)
Transmission	58	57	1
RECs	67	—	67
Sale of OVEC participation interest	—	252	(252)
Other	84	85	(1)

Total Revenues	$4,256	$3,672	$584

The increase in direct and government aggregation revenues of $1,408 million resulted from increased revenue from the acquisition of new commercial and industrial customers, as well as new government aggregation contracts with communities in Ohio that provided generation to 1.2 million residential and small commercial customers at the end of September 2010 compared to 500,000 such customers at the end of September 2009, partially offset by lower unit prices. In addition, sales to residential and small commercial customers were bolstered by weather in the delivery area that was 69% warmer than in 2009.

The decrease in POLR revenues of $458 million was due to lower sales volumes to the Ohio Companies and lower unit prices, partially offset by increased sales volumes and higher unit prices to the Pennsylvania Companies. The lower sales volumes and unit prices to the Ohio Companies in 2010 reflected the results of the May 2009 power procurement process. The increased revenues from the Pennsylvania Companies resulted from FES supplying Met-Ed and Penelec with volumes previously supplied through a third-party contract and at prices that were slightly higher than in 2009.
Other wholesale revenues decreased $181 million due to reduced volumes and lower prices. The lower sales volumes were due to available capacity serving increased retail sales in Ohio. In July 2010, FES entered into financial transactions that offset the mark-to-market impact of legacy purchased power contracts totaling 500 MW entered into in 2008 for delivery in 2010 and 2011 and which have been marked to market since December 2009. These financial transactions mitigate the volatility of these contracts through the end of 2011 and resulted in revenues of $13 million in 2010.
The following tables summarize the price and volume factors contributing to changes in revenues from generation sales:

Increase
Source of Change in Direct and Government Aggregation	(Decrease)
(In millions)
Direct Sales:
Effect of increase in sales volumes	$909
Change in prices	(73)

836

Government Aggregation
Effect of increase in sales volumes	570
Change in prices	2

572

Net Increase in Direct and Gov’t Aggregation Revenues	$1,408

Increase
Source of Change in Wholesale Revenues	(Decrease)
(In millions)
POLR:
Effect of decrease in sales volumes	$(200)
Change in prices	(258)

(458)

Other Wholesale:
Effect of decrease in sales volumes	(147)
Change in prices	(34)

(181)

Net Decrease in Wholesale Revenues	$(639)

The sale of RECs resulted in gains of $67 million in the nine months ended September 2010.
Transmission revenues increased $1 million due primarily to higher MISO congestion revenue, offset by lower PJM congestion revenue.
Expenses
Total expenses increased $1.2 billion in the first nine months of 2010, compared with the same period of 2009.

The following table summarizes the factors contributing to the changes in fuel and purchased power costs in the first nine months of 2010, from the same period last year:

Increase
Source of Change in Fuel and Purchased Power	(Decrease)
(In millions)
Fossil Fuel:
Change due to increased unit costs	$30
Change due to volume consumed	135

165

Nuclear Fuel:
Change due to increased unit costs	23
Change due to volume consumed	3

26

Non-affiliated Purchased Power:
Power contract mark-to-market adjustment	43
Change due to decreased unit costs	(84)
Change due to volume purchased	650

609

Affiliated Purchased Power:
Change due to increased unit costs	81
Change due to volume purchased	15

96

Net Increase in Fuel and Purchased Power Costs	$896

Fossil fuel costs increased $165 million in the first nine months of 2010, compared to the same period of 2009, as a result of higher generation volumes consumed combined with increased unit prices. Increased volume reflects higher generation in the first nine months of 2010, compared to the same period last year due to improving economic conditions. The increased costs reflect higher coal and transportation charges in the first nine months of 2010, compared to the same period last year. Nuclear fuel costs increased $26 million primarily due to the replacement of nuclear fuel at higher unit costs following the refueling outages that occurred in 2009.
Non-affiliated purchased power costs increased $609 million due primarily to higher volumes purchased and a power contract mark-to-market adjustment, partially offset by lower unit costs. The increase in volume primarily relates to the assumption of a 1,300 MW third party contract from Met-Ed and Penelec. Affiliated purchased power increased $96 million primarily due to higher unit costs combined with higher volumes purchased from affiliated companies.
Other operating expenses increased $25 million in the first nine months of 2010, compared to the same period of 2009, primarily due to increased transmission expenses ($36 million), from $111 million in the first nine months of 2009 to $147 million in the same time period of 2010, primarily due to increased sales volumes and increased uncollectible customer accounts and agent fees ($22 million) associated with the growth in direct and government aggregation sales, partially offset by lower nuclear ($39 million) and fossil ($18 million) operating costs. Nuclear operating costs decreased primarily due to lower labor, consulting and contractor costs. The first nine months of 2010 had one less refueling outage and fewer extended outages than the same period of 2009. Fossil operating costs decreased primarily due to lower labor costs.
In the first nine month of 2010 impairment charges of long-lived assets increased expenses by $294 million primarily due to a $292 million impairment charge ($181 million net of tax) related to operational changes at certain smaller coal-fired units in response to the continued slow economy, lower demand for electricity, as well as uncertainty related to proposed new federal environmental regulations. As a result of this impairment depreciation expense decreased in the first nine month of 2010 compared to the same time period of 2009.
General taxes increased $5 million due to sales taxes associated with increased revenues.
Other Expense
Total other expense increased $128 million in the first nine months of 2010, compared to the same period of 2009, primarily due to a decrease in nuclear decommissioning trust investment income ($94 million) combined with an increase in interest expense (net of capitalized interest). Interest expense increased primarily due to new long-term debt issued combined with the restructuring of existing PCRBs.

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
Results of Operations
Earnings available to parent increased by $40 million in the first nine months of 2010, compared to the same period of 2009. The increase primarily resulted from lower purchased power costs and other operating costs, partially offset by lower revenues and investment income.
Revenues
Revenues decreased $589 million, or 29%, in the first nine months of 2010, compared with the same period in 2009, due primarily to a decrease in generation revenues.
Retail generation revenues decreased $584 million primarily due to a decrease in KWH sales in all customer classes. Lower KWH sales were primarily the result of a 42% increase in customer shopping in the first nine months of 2010. That condition is expected to continue to impact the comparative sales levels for the remainder of 2010. Lower KWH sales to residential customers were partially offset by increased weather-related usage in the first nine months of 2010, reflecting an 87% increase in cooling degree days in OE’s service territory. Decreased volumes were partially offset by higher average prices in the commercial and industrial classes. Higher average prices in the commercial and industrial classes resulted from the CBP auction for the service period beginning June 1, 2009.
Changes in retail generation KWH sales and revenues in the first nine months of 2010, compared to the same period in 2009, are summarized in the following tables:

Retail Generation KWH Sales	Decrease

Residential	(26.0)%
Commercial	(60.0)%
Industrial	(62.7)%

Decrease in Retail Generation Sales	(45.7)%

Retail Generation Revenues	Decrease
(In millions)
Residential	$(166)
Commercial	(236)
Industrial	(182)

Decrease in Retail Generation Revenues	$(584)

Wholesale generation revenues increased $4 million primarily due to an increase in sales to FES from OE’s leasehold interests in Perry Unit 1 and Beaver Valley Unit 2, partially offset by lower unit prices.
Distribution revenues decreased $1 million in the first nine months of 2010, compared to the same period in 2009, due to lower commercial and industrial revenues, partially offset by higher residential revenues. Commercial and industrial revenues were primarily impacted by lower average unit prices, resulting from lower transmission rates in 2010. Residential distribution revenues were higher due to higher average unit prices resulting from the 2009 ESP and higher KWH deliveries resulting from the warmer conditions described above. Increased industrial deliveries were the result of an increase in KWH deliveries to major steel customers (42%) and automotive customers (25%), reflecting improving economic conditions.

Changes in distribution KWH deliveries and revenues in the first nine months of 2010, compared to the same period in 2009, are summarized in the following tables:

Distribution KWH Sales	Increase

Residential	6.3%
Commercial	2.1%
Industrial	10.6%

Increase in Distribution Deliveries	6.2%

Increase
Distribution Revenues	(Decrease)
(In millions)
Residential	$27
Commercial	(9)
Industrial	(19)

Net Decrease in Distribution Revenues	$(1)

Expenses
Total expenses decreased $674 million in the first nine months of 2010, from the same period of 2009. The following table presents changes from the prior period by expense category:

Increase
Expenses - Changes	(Decrease)
(In millions)
Purchased power costs	$(564)
Other operating expenses	(100)
Amortization of regulatory assets, net	(11)
General taxes	1

Net Decrease in Expenses	$(674)

Purchased power costs decreased in the first nine months of 2010, compared to the same period of 2009, primarily due to lower KWH purchases resulting from reduced requirements from increased customer shopping in the first nine months of 2010 and slightly lower unit costs. The decrease in other operating costs for the first nine months of 2010, was primarily due to lower MISO transmission expenses ($48 million) (assumed by third party suppliers beginning June 1, 2009) and lower costs associated with regulatory obligations for economic development and energy efficiency programs under OE’s 2009 ESP ($18 million). The amortization of regulatory assets decreased primarily due to lower MISO transmission cost amortization, partially offset by the recovery of certain regulatory assets.
Other Expense
Other expense increased $21 million in the first nine months of 2010, compared to the same period of 2009, primarily due to lower nuclear decommissioning trust investment income.

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
Results of Operations
Earnings available to parent increased by $93 million in the first nine months of 2010, compared to the same period of 2009. The increase in earnings was primarily due to the absence in 2010 of one-time regulatory charges recognized in 2009, and decreased purchased power and other operating costs, partially offset by decreased revenues and deferred regulatory assets.
Revenues
Revenues decreased $406 million, or 30%, in the first nine months of 2010, compared to the same period of 2009, due to decreased retail generation and distribution revenues.
Distribution revenues decreased $76 million in the first nine months of 2010, compared to the same period of 2009, due to lower average unit prices for all customer classes offset by increased KWH deliveries in all sectors. The lower average unit prices were the result of lower transition rates in 2010. Higher residential deliveries resulted from increased weather-related usage in the first nine months of 2010, reflecting a 73% increase in cooling degree days. Increased industrial deliveries were the result of an increase in KWH deliveries to major steel customers (168%) and automotive customers (12%), reflecting improving economic conditions.
Changes in distribution KWH deliveries and revenues in the first nine months of 2010, compared to the same period of 2009, are summarized in the following tables:

Distribution KWH Sales	Increase

Residential	7.3%
Commercial	2.4%
Industrial	14.4%

Increase in Distribution Deliveries	8.8%

Distribution Revenues	Decrease
(In millions)
Residential	$—
Commercial	(29)
Industrial	(47)

Decrease in Distribution Revenues	$(76)

Retail generation revenues decreased $321 million in the first nine months of 2010, compared to the same period of 2009, primarily due to lower KWH sales across all customer classes. Reduced KWH sales were primarily the result of increased customer shopping in the first nine months of 2010. That condition is expected to continue to impact the comparative sales levels for the remainder of 2010. Lower KWH sales to residential customers were partially offset by increased KWH deliveries resulting from the warmer weather conditions described above. Decreased volumes were partially offset by higher average unit prices in all customer classes. Retail generation prices increased in 2010 as a result of the CBP auction for the service period beginning June 1, 2009.

Changes in retail generation sales and revenues in the first nine months of 2010, compared to the same period of 2009, are summarized in the following tables:

Retail Generation KWH Sales	Decrease

Residential	(51.7)%
Commercial	(69.4)%
Industrial	(47.4)%

Decrease in Retail Generation Sales	(54.2)%

Retail Generation Revenues	Decrease
(In millions)
Residential	$(78)
Commercial	(126)
Industrial	(117)

Decrease in Retail Generation Revenues	$(321)

Expenses
Total expenses decreased $561 million in the first nine months of 2010, compared to the same period of 2009. The following table presents the change from the prior period by expense category:

Increase
Expenses - Changes	(Decrease)
(In millions)
Purchased power costs	$(441)
Other operating costs	(45)
Amortization of regulatory assets, net	(205)
Deferral of new regulatory assets	135
General taxes	(5)

Net Decrease in Expenses	$(561)

Purchased power costs decreased in the first nine months of 2010, primarily due to lower KWH sales requirements as discussed above. Other operating costs decreased due to lower transmission expenses (assumed by third party suppliers beginning June 1, 2009), labor and employee benefit expenses and the absence in 2010 of $12 million of costs incurred in the first nine months of 2009 associated with regulatory obligations for economic development and energy efficiency programs. Decreased amortization of regulatory assets was due primarily to the 2009 impairment of CEI’s Extended RTC regulatory asset of $216 million in accordance with the PUCO-approved ESP. A decrease in the deferral of new regulatory assets was primarily due to CEI’s contemporaneous recovery of purchased power costs in 2010. General taxes decreased in the first nine months of 2010, primarily due to a 2010 favorable tax settlement in Ohio.
Other Expense
Other expense increased $4 million in the first nine months of 2010, compared to the same period of 2009 due primarily to lower investment income.

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
Results of Operations
Earnings available to parent increased by $13 million in the first nine months of 2010, compared to the same period of 2009. The increase was primarily due to decreased net amortization of regulatory assets, purchased power and other operating costs, partially offset by an increase in interest expense and decreases in revenues and investment income.
Revenues
Revenues decreased $287 million, or 42%, in the first nine months of 2010, compared to the same period of 2009, primarily due to lower retail generation and distribution revenues, partially offset by an increase in wholesale generation revenues.
Distribution revenues decreased $22 million in the first nine months of 2010, compared to the same period of 2009, primarily due to lower unit prices, partially offset by increased KWH deliveries to all customer classes. Lower unit prices are primarily due to lower transmission rates. Higher KWH deliveries were influenced by weather-related usage in the first nine months of 2010, reflecting an 84% increase in cooling degree days in TE’s service territory. Increased industrial deliveries were the result of an increase in KWH deliveries to major automotive customers (29%) and steel customers (27%), reflecting improving economic conditions.
Changes in distribution KWH deliveries and revenues in the first nine months of 2010, compared to the same period of 2009, are summarized in the following tables:

Distribution KWH Sales	Increase

Residential	9.8%
Commercial	2.2%
Industrial	15.5%

Increase in Distribution Deliveries	10.3%

Increase
Distribution Revenues	(Decrease)
(In millions)
Residential	$2
Commercial	(7)
Industrial	(17)

Net Decrease in Distribution Revenues	$(22)

Retail generation revenues decreased $282 million in the first nine months of 2010, compared to the same period of 2009, primarily due to lower KWH sales across all customer classes and lower unit prices to industrial customers. Lower KWH sales to all customer classes were primarily the result of a 59% increase in customer shopping in the first nine months of 2010. That condition is expected to continue to impact the comparative sales levels for the remainder of 2010. Lower unit prices for industrial customers were primarily due to the absence of TE’s fuel cost recovery and rate stabilization riders that were effective from January through May 2009, partially offset by increased generation prices resulting from the CBP auction, effective June 1, 2009.

Changes in retail generation KWH sales and revenues in the first nine months of 2010, compared to the same period of 2009, are summarized in the following tables:

Retail Generation KWH Sales	Decrease

Residential	(45.1)%
Commercial	(72.5)%
Industrial	(59.4)%

Decrease in Retail Generation Sales	(59.0)%

Retail Generation Revenues	Decrease
(In millions)
Residential	$(57)
Commercial	(104)
Industrial	(121)

Decrease in Retail Generation Revenues	$(282)

Wholesale revenues increased $14 million in the first nine months of 2010, compared to the same period of 2009, primarily due to higher revenues from sales to NGC from TE’s leasehold interest in Beaver Valley Unit 2.
Expenses
Total expenses decreased $328 million in the first nine months of 2010, compared to the same period of 2009. The following table presents changes from the prior period by expense category:

Increase
Expenses - Changes	(Decrease)
(In millions)
Purchased power costs	$(263)
Other operating expenses	(31)
Provision for depreciation	1
Amortization (deferral) of regulatory assets, net	(35)

Net Decrease in Expenses	$(328)

Purchased power costs decreased in the first nine months of 2010, compared to the same period of 2009, due to lower volume as a result of decreased KWH sales requirements. Other operating costs decreased primarily due to reduced transmission expense (assumed by third party suppliers beginning June 1, 2009), lower costs associated with regulatory obligations for economic development and energy efficiency programs and decreased labor expenses. The amortization of regulatory assets decreased primarily due to PUCO-approved cost deferrals and lower MISO transmission cost amortization in the first nine months of 2010, compared to the same period of 2009.
Other Expense
Other expense increased $17 million in the first nine months of 2010, compared to the same period of 2009, primarily due to higher interest expense associated with the April 2009 issuance of $300 million senior secured notes and lower nuclear decommissioning trust investment income.

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
Results of Operations
Net income increased by $34 million in the first nine months of 2010, compared to the same period of 2009. The increase was primarily due to higher revenues, lower purchased power costs and decreased net amortization of regulatory assets, partially offset by increased other operating costs.
Revenues
In the first nine months of 2010, revenues increased $43 million, or 2%, compared to the same period of 2009. The increase in revenues is primarily due to higher distribution, wholesale generation and other revenues, partially offset by a decrease in retail generation revenues.
Distribution revenues increased $63 million in the first nine months of 2010, compared to the same period of 2009, due to higher KWH deliveries in all customer classes. Increased usage was due to warmer weather and improved economic conditions in JCP&L’s service territory. Decreased composite unit prices in the commercial and industrial classes partially offset the increased volume.
Changes in distribution KWH deliveries and revenues in the first nine months of 2010 compared to the same period of 2009 are summarized in the following tables:

Distribution KWH Sales	Increase

Residential	10.6%
Commercial	2.9%
Industrial	3.0%

Increase in Distribution Deliveries	6.3%

Distribution Revenues	Increase
(In millions)
Residential	$58
Commercial	5
Industrial	—

Increase in Distribution Revenues	$63

Retail generation revenues decreased $54 million due to lower retail generation KWH sales in the commercial and industrial classes, partially offset by higher KWH sales in the residential class. Lower sales to the commercial and industrial classes were primarily due to an increase in the number of shopping customers. Higher KWH sales to the residential class reflected increased weather-related usage resulting from a 60% increase in cooling degree days during the first nine months of 2010.

Changes in retail generation KWH sales and revenues in the first nine months of 2010, compared to the same period of 2009, are summarized in the following tables:

Increase
Retail Generation KWH Sales	(Decrease)

Residential	10.1%
Commercial	(27.7)%
Industrial	(21.4)%

Net Decrease in Retail Generation Sales	(5.0)%

Increase
Retail Generation Revenues	(Decrease)
(In millions)
Residential	$81
Commercial	(127)
Industrial	(8)

Net Decrease in Retail Generation Revenues	$(54)

Wholesale generation revenues increased $22 million in the first nine months of 2010, compared to the same period of 2009, due primarily to higher wholesale energy prices.
Other revenues increased $8 million in the first nine months of 2010, compared to the same period of 2009, primarily due to an increase in transition bond revenues as a result of higher KWH deliveries in all customer classes.
Expenses
Total expenses decreased $18 million in the first nine months of 2010, compared to the same period of 2009. The following table presents changes from the prior period by expense category:

Increase
Expenses - Changes	(Decrease)
(In millions)
Purchased power costs	$(33)
Other operating costs	19
Provision for depreciation	5
Amortization of regulatory assets, net	(12)
General taxes	3

Net Decrease in Expenses	$(18)

Purchased power costs decreased in the first nine months of 2010 primarily due to the lower retail generation KWH sales requirements. Other operating costs increased in the first nine months of 2010 primarily due to major storm clean up costs in JCP&L’s service territory, partially offset by a favorable settlement of $7 million for collective bargaining agreement recognized in the second quarter of 2010. Depreciation expense increased due to an increase in depreciable property since the third quarter of 2009. The amortization of regulatory assets decreased in the first nine months of 2010 primarily due to the deferral of storm costs.

METROPOLITAN EDISON COMPANY
MANAGEMENT’S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS
Met-Ed is a wholly owned electric utility subsidiary of FirstEnergy. Met-Ed conducts business in eastern Pennsylvania, providing regulated electric transmission and distribution services. Met-Ed also procures generation service for those customers electing to retain Met-Ed as their power supplier. Met-Ed has a wholesale power sales agreement with FES, to supply all of its energy requirements at fixed prices through the end of 2010.
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
Results of Operations
Net income increased by $6 million in the first nine months of 2010, compared to the same period of 2009. The increase was primarily due to increased revenues and decreased amortization of net regulatory assets, partially offset by increased purchased power and other operating expenses.
Revenues
Revenue increased $147 million, or 12%, in the first nine months of 2010 compared to the same period of 2009, reflecting higher distribution and generation revenues, partially offset by a decrease in transmission revenues.
Distribution revenues increased $82 million in the first nine months of 2010, compared to the same period of 2009, primarily due to higher rates resulting from the annual update to Met-Ed’s TSC rider effective June 1, 2010, partially offset by lower CTC rates for the residential class. Higher KWH deliveries to industrial customers were due to improving economic conditions in Met-Ed’s service territory. Higher residential and commercial KWH deliveries reflect increased weather-related usage due to a 59% increase in cooling degree days in the first nine months of 2010, partially offset by an 11% decrease in heating degree days for the same period.
Changes in distribution KWH deliveries and revenues in the first nine months of 2010, compared to the same period of 2009, are summarized in the following tables:

Distribution KWH Deliveries	Increase

Residential	5.0%
Commercial	4.4%
Industrial	4.0%

Increase in Distribution Deliveries	4.6%

Distribution Revenues	Increase
(In millions)
Residential	$40
Commercial	27
Industrial	15

Increase in Distribution Revenues	$82

Retail generation revenues increased $36 million in the first nine months of 2010, compared to the same period of 2009, due to higher composite unit prices in the residential and commercial customer classes and higher KWH sales to all customer classes. The higher unit prices were primarily due to an increase in the generation rate, effective January 1, 2010. Higher KWH sales to residential and commercial customers increased primarily due to weather-related usage described above. Increased customer shopping in the commercial and industrial classes partially offset the higher KWH sales in these classes.

Changes in retail generation KWH sales and revenues in the first nine months of 2010, compared to the same period of 2009, are summarized in the following tables:

Retail Generation KWH Sales	Increase

Residential	5.0%
Commercial	2.8%
Industrial	1.1%

Increase in Retail Generation Sales	3.3%

Retail Generation Revenues	Increase
(In millions)
Residential	$30
Commercial	5
Industrial	1

Increase in Retail Generation Revenues	$36

Wholesale revenues increased $42 million in the first nine months of 2010 compared to the same period of 2009, primarily reflecting higher PJM capacity prices.
Transmission revenues decreased $13 million in the first nine months of 2010 compared to the same period of 2009 primarily due to decreased Financial Transmission Rights revenues. Met-Ed defers the difference between transmission revenues and transmission costs incurred, resulting in no material effect to current period earnings.
Expenses
Total expenses increased $130 million in the first nine months of 2010 compared to the same period of 2009. The following table presents changes from the prior year by expense category:

Increase
Expenses - Changes	(Decrease)
(In millions)
Purchased power costs	$78
Other operating costs	112
Provision for depreciation	1
Amortization of regulatory assets, net	(61)

Net Increase in Expenses	$130

Purchased power costs increased $78 million in the first nine months of 2010 due to an increase in unit costs and increased KWH purchased to source increased generation sales requirements. Other operating costs increased $112 million in the first nine months of 2010 compared to the same period in 2009 primarily due to higher transmission congestion and transmission loss expenses (see reference to deferral accounting above). Depreciation expense increased $1 million due to an increase in depreciable property since September of 2009. The amortization of regulatory assets decreased $61 million in the first nine months of 2010 primarily due to higher PJM deferrals resulting from increased transmission costs and reduced amortization from decreasing asset balances.
Other Expense
In the first nine months of 2010, interest income decreased $4 million due to reduced CTC stranded asset balances.

PENNSYLVANIA ELECTRIC COMPANY
MANAGEMENT’S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS
Penelec is a wholly owned electric utility subsidiary of FirstEnergy. Penelec conducts business in northern and south central Pennsylvania, providing regulated transmission and distribution services. Penelec also procures generation services for those customers electing to retain Penelec as their power supplier. Penelec has a wholesale power sales agreement with FES, to supply all of its energy requirements at fixed prices through the end of 2010.
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
Results of Operations
Net income increased by $1 million in the first nine months of 2010, compared to the same period of 2009. The increase was primarily due to higher revenues and net deferral of regulatory assets, partially offset by higher purchased power, other operating costs and interest expense.
Revenues
In the first nine months of 2010, revenues increased $84 million, or 7.8%, compared to the same period of 2009. The increase in revenue was primarily due to higher generation revenues, partially offset by lower distribution and transmission revenues.
Distribution revenues decreased by $2 million in the first nine months of 2010, compared to the same period of 2009, primarily due to a decrease in the CTC rate in all customer classes, partially offset by an increase in the universal service and energy efficiency rates for the residential customer class and increased KWH sales in all customer classes.
Changes in distribution KWH deliveries and revenues in the first nine months of 2010, compared to the same period of 2009, are summarized in the following tables:

Distribution KWH Deliveries	Increase

Residential	4.6%
Commercial	4.6%
Industrial	6.3%

Increase in Distribution Deliveries	5.1%

Increase
Distribution Revenues	(Decrease)
(In millions)
Residential	$19
Commercial	(12)
Industrial	(9)

Net Decrease in Distribution Revenues	$(2)

Retail generation revenues increased $66 million in the first nine months of 2010, compared to the same period of 2009, primarily due to higher unit prices and KWH sales in all customer classes. The higher unit prices were primarily due to an increase in the generation rate, effective January 1, 2010. Higher KWH sales to industrial customers were due to improved economic conditions in Penelec’s service territory. Higher KWH sales to residential and commercial customers increased primarily due to weather-related usage, reflecting a 94% increase in cooling degree days in the first nine months of 2010, partially offset by a 10% decrease in heating degree days for the same period.

Changes in retail generation sales and revenues in the first nine months of 2010 compared to the same period of 2009 are summarized in the following tables:

Retail Generation KWH Sales	Increase

Residential	4.6%
Commercial	4.3%
Industrial	6.9%

Increase in Retail Generation Sales	5.1%

Retail Generation Revenues	Increase
(In millions)
Residential	$17
Commercial	26
Industrial	23

Increase in Retail Generation Revenues	$66

Wholesale generation revenues increased $39 million in the first nine months of 2010, compared to the same period of 2009, due primarily to higher PJM capacity prices.
Transmission revenues decreased by $13 million in the first nine months of 2010, compared to the same period of 2009, primarily due to lower Financial Transmission Rights revenue. Penelec defers the difference between transmission revenues and transmission costs incurred, resulting in no material effect to current period earnings.
Expenses
Total expenses increased by $71 million in the first nine months of 2010, as compared with the same period of 2009. The following table presents changes from the prior period by expense category:

Increase
Expenses - Changes	(Decrease)
(In millions)
Purchased power costs	$111
Other operating costs	27
Provision for depreciation	1
Amortization (deferral) of regulatory assets, net	(66)
General taxes	(2)

Net Increase in Expenses	$71

Purchased power costs increased $111 million in the first nine months of 2010, compared to the same period of 2009, primarily due to an increase in unit costs and increased KWH purchased to source increased generation sales requirements. Other operating costs increased $27 million in the first nine months of 2010, primarily due to higher transmission congestion and transmission loss expenses (see reference to deferral accounting above). The amortization (deferral) of net regulatory assets decreased $66 million in the first nine months of 2010, primarily due to increased cost deferrals resulting from higher transmission expenses and decreased amortization of regulatory assets resulting from lower CTC revenues. General taxes decreased $2 million primarily due to a favorable ruling on a property tax appeal in the first quarter of 2010.
Other Expense
In the first nine months of 2010, other expense increased $14 million primarily due to an increase in interest expense on long-term debt due to a $500 million debt issuance in September 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Information” in Item 2 above.
ITEM 4. CONTROLS AND PROCEDURES
(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES — FIRSTENERGY
FirstEnergy’s management, with the participation of its chief executive officer and chief financial officer, have reviewed and evaluated the effectiveness of the registrant’s disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(e) and 15(d)-15(e), as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) CHANGES IN INTERNAL CONTROLS
During the quarter ended September 30, 2010, there were no changes in FirstEnergy’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.
ITEM 4T. CONTROLS AND PROCEDURES — FES, OE, CEI, TE, JCP&L, MET-ED AND PENELEC
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
(b) CHANGES IN INTERNAL CONTROLS
During the quarter ended September 30, 2010, there were no changes in the registrants’ internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the registrants’ internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Information required for Part II, Item 1 is incorporated by reference to the discussions in Notes 9 and 10 of the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
ITEM 1A. RISK FACTORS
FirstEnergy’s Annual Report on Form 10-K for the year ended December 31, 2009, includes a detailed discussion of its risk factors. There have been no material changes to these risk factors for the quarter ended September 30, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) FirstEnergy
The table below includes information on a monthly basis regarding purchases made by FirstEnergy of its common stock during the third quarter of 2010.

	Period
	July	August	September	Third Quarter
Total Number of Shares Purchased(a)	38,180	43,103	460,312	541,595
Average Price Paid per Share	$36.41	$37.28	$36.76	$36.78
Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	—	—	—	—
Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs	—	—	—	—

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

ITEM 5. OTHER INFORMATION
Signal Peak and Global Rail Credit Facility
On October 22, 2010, FEV, WMB Loan Ventures LLC and WMB Loan Ventures II LLC, the entities that own mining and coal transportation operations near Roundup, Montana (Signal Peak and Global Rail) entered into a $350 million syndicated two-year senior secured term loan facility among the two limited liability companies that comprise Signal Peak and Global Rail, as borrowers Sovereign Bank, CoBank, Credit Agricole, U.S. Bank, BBVA Compass, Royal Bank of Canada, Fifth Third, Comerica Bank, CIBC Inc. and First Merit banks, as lenders, and Union Bank, N.A., as lender, administrative agent, collateral agent and syndication agent. FirstEnergy, together with WMB Loan Ventures LLC and WMB Loan Ventures II LLC, the entities that share ownership with FEV in the borrowers have provided a guaranty of the borrowers’ obligations under the facility. In addition, FEV and the other entities that directly own the equity interests in the borrowers have pledged those interests to the banks as collateral for the facility. The loan matures on October 22, 2012. The loan proceeds were used by the borrowers primarily to repay $258 million of notes payable to FirstEnergy, including $9 million of interest, and $63 million of bank loans that were scheduled to mature on November 16, 2010. Additional proceeds will be used for general company purposes, including an $11 million repayment of a third-party seller’s note maturing October 29, 2010.

The facility contains customary representations, warranties, covenants and events of defaults of the borrowers, the guarantors and the pledgors and the foregoing description of the facility is qualified in its entirety by reference to the copy of the credit agreement, including the forms of the guaranty and pledge agreement attached as exhibits thereto, included with this report as Exhibit 10.3.
ITEM 6. EXHIBITS
Exhibit Number

FirstEnergy
	10.1		Amended FirstEnergy Corp. Deferred Compensation Plan for Outside Directors, amended and restated as of September 21, 2010.
	10.2		Amended FirstEnergy Corp. Executive Deferred Compensation Plan, amended and restated as of September 21, 2010.
	10.3		Signal Peak Credit Agreement, including the forms of the guaranty and pledge agreement attached as exhibits thereto
	12		Fixed charge ratios
	31.1		Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
	31.2		Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
	32		Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101	*
The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended September 30, 2010, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) related notes to these financial statements tagged as blocks of text and (v) document and entity information.

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

*
Users of these data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL-Related Documents is unaudited and, as a result, investors should not rely on the XBRL-Related Documents in making investment decisions. Furthermore, users of these data are advised in accordance with Rule 406T of Regulation S-T promulgated by the Securities and Exchange Commission that this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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
October 26, 2010

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
/s/ K. Jon Taylor
K. Jon Taylor
Controller (Principal Accounting Officer)