Form 10-K
period 2010-12-31
CLEVELAND ELECTRIC ILLUMINATING CO; JERSEY CENTRAL POWER & LIGHT CO; METROPOLITAN EDISON CO; OHIO EDISON CO; PENNSYLVANIA ELECTRIC CO; TOLEDO EDISON CO; FIRSTENERGY CORP; FirstEnergy Solutions Corp.
filed 2011-02-16
CIK 20947, 53456, 65350, 73960, 77227, 352049, 1031296, 1407703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission	Registrant; State of Incorporation;	I.R.S. Employer
File Number	Address; and Telephone Number	Identification No.

333-21011	FIRSTENERGY CORP.	34-1843785
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
(A Pennsylvania Corporation)
c/o FirstEnergy Corp.
76 South Main Street
Akron, OH 44308
Telephone (800)736-3402

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each Exchange
Registrant	Title of Each Class	on Which Registered

FirstEnergy Corp.	Common Stock, $0.10 par value	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Registrant	Title of Each Class

Ohio Edison Company	Common Stock, no par value per share

The Cleveland Electric Illuminating Company	Common Stock, no par value per share

The Toledo Edison Company	Common Stock, $5.00 par value per share

Jersey Central Power & Light Company	Common Stock, $10.00 par value per share

Metropolitan Edison Company	Common Stock, no par value per share

Pennsylvania Electric Company	Common Stock, $20.00 par value per share

FirstEnergy Solutions Corp.	Common Stock, no par value per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑ No ☐	FirstEnergy Corp.
Yes ☐ No ☑	FirstEnergy Solutions Corp., Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑	FirstEnergy Corp., Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company, FirstEnergy Solutions Corp.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐	FirstEnergy Corp., Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company, FirstEnergy Solutions Corp.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐	FirstEnergy Corp.
Yes ☐ No ☑	FirstEnergy Solutions Corp., Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐ No ☑ Yes ☑ No ☐	FirstEnergy Corp.
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
FirstEnergy Corp., $10,712,157,232 as of June 30, 2010; and for all other registrants, none.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

OUTSTANDING
CLASS	AS OF JANUARY 31, 2011
FirstEnergy Corp., $0.10 par value	304,835,407
FirstEnergy Solutions Corp., no par value	7
Ohio Edison Company, no par value	60
The Cleveland Electric Illuminating Company, no par value	67,930,743
The Toledo Edison Company, $5 par value	29,402,054
Jersey Central Power & Light Company, $10 par value	13,628,447
Metropolitan Edison Company, no par value	741,880
Pennsylvania Electric Company, $20 par value	4,427,577
FirstEnergy Corp. is the sole holder of FirstEnergy Solutions Corp., Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company, and Pennsylvania Electric Company common stock.
Documents incorporated by reference (to the extent indicated herein):

PART OF FORM 10-K INTO WHICH
DOCUMENT	DOCUMENT IS INCORPORATED

Proxy Statement for 2011 Annual Meeting of Stockholders to be held May 17, 2011	Part III
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
Actual results may differ materially due to:
•	The speed and nature of increased competition in the electric utility industry.
•	The impact of the regulatory process on the pending matters in the various states in which we do business.
•	Business and regulatory impacts from ATSI’s realignment into PJM Interconnection, L.L.C., economic or weather conditions affecting future sales and margins.
•	Changes in markets for energy services.
•	Changing energy and commodity market prices and availability.
•	Financial derivative reforms that could increase our liquidity needs and collateral costs, replacement power costs being higher than anticipated or inadequately hedged.
•	The continued ability of FirstEnergy’s regulated utilities to collect transition and other costs.
•	Operation and maintenance costs being higher than anticipated.
•	Other legislative and regulatory changes, and revised environmental requirements, including possible GHG emission and coal combustion residual regulations.
•	The potential impacts of any laws, rules or regulations that ultimately replace CAIR.
•
The uncertainty of the timing and amounts of the capital expenditures needed to resolve any NSR litigation or other potential similar regulatory initiatives or rulemakings (including that such expenditures could result in our decision to shut down or idle certain generating units).

•	Adverse regulatory or legal decisions and outcomes (including, but not limited to, the revocation of necessary licenses or operating permits and oversight) by the NRC.
•	Adverse legal decisions and outcomes related to Met-Ed’s and Penelec’s transmission service charge appeal at the Commonwealth Court of Pennsylvania.
•	Any impact resulting from the receipt by Signal Peak of the Department of Labor’s notice of a potential pattern of violations at Bull Mountain Mine No.1.
•	The continuing availability of generating units and their ability to operate at or near full capacity.
•	The ability to comply with applicable state and federal reliability standards and energy efficiency mandates.
•	Changes in customers’ demand for power, including but not limited to, changes resulting from the implementation of state and federal energy efficiency mandates.
•	The ability to accomplish or realize anticipated benefits from strategic goals (including employee workforce initiatives).
•
The ability to improve electric commodity margins and the impact of, among other factors, the increased cost of coal and coal transportation on such margins and the ability to experience growth in the distribution business.

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

•	The continuing uncertainty of the national and regional economy and its impact on the registrants’ major industrial and commercial customers.
•	Issues concerning the soundness of financial institutions and counterparties with which the registrants do business.
•
The expected timing and likelihood of completion of the proposed merger with Allegheny, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed merger that could reduce anticipated benefits or cause the parties to abandon the merger, the diversion of management’s time and attention from FirstEnergy’s ongoing business during this time period, the ability to maintain relationships with customers, employees or suppliers as well as the ability to successfully integrate the businesses and realize cost savings and any other synergies and the risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect.

•	The risks and other factors discussed from time to time in the registrants’ SEC filings, and other similar factors.
Dividends declared from time to time on FirstEnergy’s common stock during any annual period may in aggregate vary from the indicated amount due to circumstances considered by FirstEnergy’s Board of Directors at the time of the actual declarations. The foregoing review of factors should not be construed as exhaustive. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor assess the impact of any such factor on the registrants’ business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. The registrants expressly disclaim any current intention to update any forward-looking statements contained herein as a result of new information, future events or otherwise.

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

ATSI	American Transmission Systems, Incorporated, owns and operates transmission facilities
Beaver Valley	Beaver Valley Power Station
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
FENOC	FirstEnergy Nuclear Operating Company, operates nuclear generating facilities
FES	FirstEnergy Solutions Corp., provides energy-related products and services
FESC	FirstEnergy Service Company, provides legal, financial and other corporate support services
FEV	FirstEnergy Ventures Corp., invests in certain unregulated enterprises and business ventures
FGCO	FirstEnergy Generation Corp., owns and operates non-nuclear generating facilities
FirstEnergy	FirstEnergy Corp., a public utility holding company
Global Rail	A joint venture between FirstEnergy Ventures Corp. and WMB Loan Ventures II LLC, that owns coal transportation operations near Roundup, Montana
GPU	GPU, Inc., former parent of JCP&L, Met-Ed and Penelec, which merged with FirstEnergy on November 7, 2001
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
JCP&L Transition Funding	JCP&L Transition Funding LLC, a Delaware limited liability company and issuer of transition bonds
JCP&L Transition Funding II	JCP&L Transition Funding II LLC, a Delaware limited liability company and issuer of transition bonds
Met-Ed	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
NGC	FirstEnergy Nuclear Generation Corp., owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
Penelec	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	Met-Ed, Penelec and Penn
PNBV	PNBV Capital Trust, a special purpose entity created by OE in 1996
Perry	Perry Nuclear Power Plant
Shelf Registrants	FirstEnergy, OE, CEI, TE, JCP&L, Met-Ed and Penelec
Shippingport	Shippingport Capital Trust, a special purpose entity created by CEI and TE in 1997
Signal Peak	A joint venture between FirstEnergy Ventures Corp. and WMB Loan Ventures LLC, that owns mining and coal transportation operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
Utilities	OE, CEI, TE, Penn, JCP&L, Met-Ed and Penelec
The following abbreviations and acronyms are used to identify frequently used terms in this report:

AEP	American Electric Power Company, Inc.
ALJ	Administrative Law Judge
Allegheny	Allegheny Energy, Inc. is the parent holding company of Allegheny Supply, Monongahela Power Company, The Potomac Edison Company and West Penn Power Company
AOCL	Accumulated Other Comprehensive Loss
AQC	Air Quality Control
ARO	Asset Retirement Obligation
AS	Allegheny Energy Supply Company, LLC owns and operates non-nuclear generating facilities and purchases and sells energy and energy-related commodities
BGS	Basic Generation Service
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule

i

GLOSSARY OF TERMS, Cont’d.

CATR	Clean Air Transport Rule
CBP	Competitive Bid Process
CO2	Carbon dioxide
CRDM	Control Rod Drive Mechanism
CTC	Competitive Transition Charge
DOE	United States Department of Energy
DOJ	United States Department of Justice
DCPD	Deferred Compensation Plan for Outside Directors
DPA	Department of the Public Advocate, Division of Rate Counsel (New Jersey)
ECAR	East Central Area Reliability Coordination Agreement
EDCP	Executive Deferred Compensation Plan
EE&C	Energy Efficiency and Conservation
EMP	Energy Master Plan
EPA	United States Environmental Protection Agency
EPACT	Energy Policy Act of 2005
EPRI	Electric Power Research Institute
ESOP	Employee Stock Ownership Plan
ESP	Electric Security Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FMB	First Mortgage Bond
FPA	Federal Power Act
FRR	Fixed Resource Requirement
GAAP	Accounting Principles Generally Accepted in the United States
GHG	Greenhouse Gases
IFRS	International Financial Reporting Standards
IRS	Internal Revenue Service
ISO	Independent System Operators
kV	Kilovolt
KWH	Kilowatt-hours
LED	Light-Emitting Diode
LOC	Letter of Credit
LTIP	Long-Term Incentive Plan
MACT	Maximum Achievable Control Technology
MDPSC	Maryland Public Service Commission
MEIUG	Met-Ed Industrial Users Group
MISO	Midwest Independent Transmission System Operator, Inc.
Moody’s	Moody’s Investors Service, Inc.
MRO	Market Rate Offer
MTEP	MISO Regional Transmission Expansion Plan
MW	Megawatts
MWH	Megawatt-hours
NAAQS	National Ambient Air Quality Standards
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NNSR	Non-Attainment New Source Review
NOAC	Northwest Ohio Aggregation Coalition
NOPEC	Northeast Ohio Public Energy Council
NOV	Notice of Violation
NOX	Nitrogen Oxide
NRC	Nuclear Regulatory Commission
NSR	New Source Review
NUG	Non-Utility Generation
NUGC	Non-Utility Generation Charge
NYPSC	New York Public Service Commission
NYSEG	New York State Electric and Gas Corporation
OCC	Ohio Consumers’ Counsel
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OVEC	Ohio Valley Electric Corporation

GLOSSARY OF TERMS, Cont’d.

PCRB	Pollution Control Revenue Bond
PICA	Pennsylvania Intergovernmental Cooperation Authority
PJM	PJM Interconnection L. L. C.
POLR	Provider of Last Resort; an electric utility’s obligation to provide generation service to customers whose alternative supplier fails to deliver service
PPUC	Pennsylvania Public Utility Commission
PSA	Power Supply Agreement
PSCWV	Public Service Commission of West Virginia
PSD	Prevention of Significant Deterioration
PUCO	Public Utilities Commission of Ohio
QSPE	Qualifying Special-Purpose Entity
RCP	Rate Certainty Plan
RECs	Renewable Energy Credits
RFP	Request for Proposal
RTEP	Regional Transmission Expansion Plan
RTC	Regulatory Transition Charge
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Service
SB221	Ohio Amended Substitute Senate Bill 221
SBC	Societal Benefits Charge
SEC	U.S. Securities and Exchange Commission
SECA	Seams Elimination Cost Adjustment
SIP	State Implementation Plan(s) Under the Clean Air Act
SMIP	Smart Meter Implementation Plan
SNCR	Selective Non-Catalytic Reduction
SO2	Sulfur Dioxide
SRECs	Solar Renewable Energy Credits
TBC	Transition Bond Charge
TMI-2	Three Mile Island Unit 2
TSC	Transmission Service Charge
VERO	Voluntary Enhanced Retirement Option
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission

FORM 10-K TABLE OF CONTENTS

TABLE OF CONTENTS (Cont’d)

v

TABLE OF CONTENTS (Cont’d)

Page

Metropolitan Edison Company

Consolidated Statements of Income	169

Consolidated Balance Sheets	170

Consolidated Statements of Capitalization	171

Consolidated Statements of Common Stockholders Equity	172

Consolidated Statements of Cash Flows	173

Pennsylvania Electric Company

Consolidated Statements of Income	174

Consolidated Balance Sheets	175

Consolidated Statements of Capitalization	176

Consolidated Statements of Common Stockholders Equity	177

Consolidated Statements of Cash Flows	178

Combined Notes to Consolidated Financial Statements	179

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	259

Item 9A. Controls and Procedures — FirstEnergy	259

Item 9B. Other Information	260

Part III

Item 10. Directors, Executive Officers and Corporate Governance	261

Item 11. Executive Compensation	261

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	261

Item 13. Certain Relationships and Related Transactions, and Director Independence	261

Item 14. Principal Accounting Fees and Services	261

Part IV

Item 15. Exhibits, Financial Statement Schedules	263

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	298

Exhibit 12.1
Exhibit 12.2
Exhibit 12.3
Exhibit 12.4
Exhibit 12.5
Exhibit 12.6
Exhibit 12.7
Exhibit 12.8
Exhibit 21
Exhibit 23.1
Exhibit 23.2
Exhibit 23.3
Exhibit 23.4
Exhibit 23.5
Exhibit 23.6
Exhibit 23.7
Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1.	BUSINESS
Proposed Merger with Allegheny
As previously disclosed, on February 10, 2010, FirstEnergy entered into an Agreement and Plan of Merger, subsequently amended on June 4, 2010 (Merger Agreement), with Element Merger Sub, Inc., a Maryland corporation, its wholly-owned subsidiary (Merger Sub) and Allegheny a Maryland corporation. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Allegheny with Allegheny continuing as the surviving corporation and a wholly-owned subsidiary of FirstEnergy. Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Allegheny common stock, including grants of restricted common stock, would automatically be converted into the right to receive 0.667 of a share of common stock of FirstEnergy, and Allegheny stockholders would own approximately 27% of the combined company. FirstEnergy would also assume all outstanding Allegheny debt.
Pursuant to the Merger Agreement, completion of the merger is conditioned upon, among other things, shareholder approval of both companies, which was received on September 14, 2010; the SEC’s clearance of a registration statement registering the FirstEnergy common stock to be issued in connection with the merger, which occurred on July 16, 2010. Approval of the merger was received from the VSCC on September 9, 2010. Approval from the FERC and from the PSCWV was received on December 16, 2010. Approval from the MDPSC was received on January 18, 2011. On January 7, 2011, we were notified by the DOJ that it had completed its review of the merger and closed its investigation. The proposed merger is also conditioned upon receipt of the approval of the PPUC. The Merger Agreement also contains certain termination rights for both FirstEnergy and Allegheny, and further provides for the payment of fees and expenses upon termination under specified circumstances.
FirstEnergy and Allegheny currently anticipate completing the merger in the first quarter of 2011. Although FirstEnergy and Allegheny believe that they will receive the required authorizations, approvals and consents to complete the merger, there can be no assurance as to the timing of these authorizations, approvals and consents or as to FirstEnergy’s and Allegheny’s ultimate ability to obtain such authorizations, consents or approvals (or any additional authorizations, approvals or consents which may otherwise become necessary) or that such authorizations, approvals or consents will be obtained on terms and subject to conditions satisfactory to Allegheny and FirstEnergy. Further information concerning the proposed merger is included in the Registration Statement filed by FirstEnergy with the SEC in connection with the merger.
The Company
FirstEnergy Corp. was organized under the laws of the State of Ohio in 1996. FirstEnergy’s principal business is the holding, directly or indirectly, of all of the outstanding common stock of its eight principal electric utility operating subsidiaries: OE, CEI, TE, Penn, ATSI, JCP&L, Met-Ed and Penelec; and of its generating and marketing subsidiary, FES. FirstEnergy’s consolidated revenues are primarily derived from electric service provided by its utility operating subsidiaries and the revenues of its other principal subsidiary, FES. In addition, FirstEnergy holds all of the outstanding common stock of other direct subsidiaries including: FirstEnergy Properties, Inc., FEV, FENOC, FELHC, Inc., FirstEnergy Facilities Services Group, LLC, FirstEnergy Fiber Holdings Corp., GPU Power, Inc., GPU Nuclear, Inc., MARBEL Energy Corporation and FESC.
FES was organized under the laws of the State of Ohio in 1997. FES provides energy-related products and services to wholesale and retail customers. FES also owns and operates, through its subsidiary, FGCO, FirstEnergy’s fossil and hydroelectric generating facilities and owns, through its subsidiary, NGC, FirstEnergy’s nuclear generating facilities. FENOC, a separate subsidiary of FirstEnergy, organized under the laws of the State of Ohio in 1998, operates and maintains NGC’s nuclear generating facilities. FES purchases the entire output of the generation facilities owned by FGCO and NGC, as well as the output relating to leasehold interests of the Ohio Companies in certain of those facilities that are subject to sale and leaseback arrangements with non-affiliates, pursuant to full output, cost-of-service PSAs.

FirstEnergy’s generating portfolio includes 13,436 MW of diversified capacity (FES — 13,236 MW and JCP&L — 200 MW). Within FES’ portfolio, approximately 7,157 MW, or 54.1%, consist of coal-fired capacity; 3,991 MW, or 30.2%, consist of nuclear capacity; 1,151 MW, or 8.7%, consist of oil and natural gas peaking units; 451 MW, or 3.4%, consist of hydroelectric capacity, 376 MW, or 2.8%, are from wind facilities; and 110 MW, or 0.8%, consist of capacity from FGCO’s current 4.85% entitlement to the generation output owned by the OVEC. FirstEnergy’s nuclear and non-nuclear facilities are operated by FENOC and FGCO, respectively, and, except for portions of certain facilities that are subject to the sale and leaseback arrangements with non-affiliates referred to above for which the corresponding output is available to FES through power sale agreements, are all owned directly by NGC and FGCO, respectively. The FES generating assets are concentrated primarily in Ohio and Pennsylvania. All FES units are currently dedicated to MISO except Beaver Valley and Seneca Pumped Storage Plant, which are designated as a PJM resource. Additionally, see FERC Matters for RTO Realignment.
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
OE owns all of Penn’s outstanding common stock. Penn was organized under the laws of the Commonwealth of Pennsylvania in 1930 and owns property and does business as an electric public utility in that state. Penn is also authorized to do business in the State of Ohio (see Item 2 — Properties). Penn furnishes electric service to communities in 1,100 square miles of western Pennsylvania. The area it serves has a population of approximately 0.4 million. Penn complies with the regulations, orders, policies and practices prescribed by the SEC, FERC and PPUC.
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
ATSI was organized under the laws of the State of Ohio in 1998. ATSI owns transmission assets that were formerly owned by the Ohio Companies and Penn. ATSI owns major, high-voltage transmission facilities, which consist of approximately 5,821 pole miles of transmission lines with nominal voltages of 345 kV, 138 kV and 69 kV. Effective October 1, 2003, ATSI transferred operational control of its transmission facilities to MISO. On December 17, 2009, the FERC authorized ATSI to transfer operational control of its facilities to PJM. As described below in FERC Matters the transfer is scheduled to occur on June 1, 2011. ATSI plans, operates, and maintains its transmission system in accordance with NERC reliability standards, and applicable regulatory requirements to ensure reliable service to customers. Additionally, see FERC Matters for RTO Realignment. ATSI complies with the regulations, orders, policies and practices prescribed by the SEC, FERC and applicable state regulatory authorities.
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
Penelec was organized under the laws of the Commonwealth of Pennsylvania in 1919 and owns property and does business as an electric public utility in that state. Penelec provides transmission and distribution services in 17,600 square miles of western, northern and south central Pennsylvania. The area it serves has a population of approximately 1.6 million. Penelec, as lessee of the property of its subsidiary, The Waverly Electric Light & Power Company, also serves customers in Waverly, New York and its vicinity. Penelec complies with the regulations, orders, policies and practices prescribed by the SEC, FERC, NYPSC and PPUC, as applicable.

FESC provides legal, financial and other corporate support services to affiliated FirstEnergy companies.
Reference is made to Note 15, Segment Information, of the Notes to Consolidated Financial Statements contained in Item 8 for information regarding FirstEnergy’s reportable segments.
Utility Regulation
State Regulation
Each of the Utilities’ retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the state in which each company operates — in Ohio by the PUCO, in New Jersey by the NJBPU and in Pennsylvania by the PPUC. In addition, under Ohio law, municipalities may regulate rates of a public utility, subject to appeal to the PUCO if not acceptable to the utility.
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
Federal Regulation
With respect to their wholesale and interstate electric operations and rates, the Utilities, ATSI, FES, FGCO and NGC are subject to regulation by the FERC. Under the FPA, the FERC regulates rates for interstate sales at wholesale, transmission of electric power, accounting and other matters, including construction and operation of hydroelectric projects. The FERC regulations require ATSI, Met-Ed, JCP&L and Penelec to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission service over ATSI’s facilities is provided by MISO under its open access transmission tariff although as explained herein effective June 1, 2011 transmission service over ATSI’s facilities will be provided pursuant to PJM’s open access transmission tariff. Transmission service over Met-Ed’s, JCP&L’s and Penelec’s facilities is provided by PJM under its open access transmission tariff. The FERC also regulates unbundled transmission service to retail customers. Additionally, see FERC Matters for RTO Realignment.
The FERC regulates the sale of power for resale in interstate commerce in part by granting authority to public utilities to sell wholesale power at market-based rates upon a showing that the seller cannot exert market power in generation or transmission. FES, FGCO and NGC have been authorized by the FERC to sell wholesale power in interstate commerce and have a market-based tariff on file with the FERC. By virtue of this tariff and authority to sell wholesale power, each company is regulated as a public utility under the FPA. However, consistent with its historical practice, the FERC has granted FES, FGCO and NGC a waiver from most of the reporting, record-keeping and accounting requirements that typically apply to traditional public utilities. Along with market-based rate authority, the FERC also granted FES, FGCO and NGC blanket authority to issue securities and assume liabilities under Section 204 of the FPA. As a condition to selling electricity on a wholesale basis at market-based rates, FES, FGCO and NGC, like all other entities granted market-based rate authority, must file electronic quarterly reports with the FERC, listing their sales transactions for the prior quarter.
The nuclear generating facilities owned and leased by NGC are subject to extensive regulation by the NRC. The NRC subjects nuclear generating stations to continuing review and regulation covering, among other things, operations, maintenance, emergency planning, security and environmental and radiological aspects of those stations. The NRC may modify, suspend or revoke operating licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of the licenses. FENOC is the licensee for the operating nuclear plants and has direct compliance responsibility for NRC matters. FES controls the economic dispatch of NGC’s plants. See Nuclear Regulation below.
Regulatory Accounting
The Utilities and ATSI recognize, as regulatory assets, costs which the FERC, PUCO, PPUC and NJBPU have authorized for recovery from customers in future periods or for which authorization is probable. Without the probability of such authorization, costs currently recorded as regulatory assets would have been charged to income as incurred. All regulatory assets are expected to be recovered from customers under the Utilities’ respective transition and regulatory plans. Based on those plans, the Utilities and ATSI continue to bill and collect cost-based rates for their transmission and distribution services, which remain regulated; accordingly, it is appropriate that the Utilities and ATSI continue the application of regulatory accounting to those operations.

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
In Ohio, New Jersey and Pennsylvania, laws applicable to electric industry restructuring contain similar provisions that are reflected in the Utilities’ respective state regulatory plans. These provisions include:
•	restructuring the electric generation business and allowing the Utilities’ customers to select a competitive electric generation supplier other than the Utilities;

•	establishing or defining the POLR obligations to customers in the Utilities’ service areas;

•	providing the Utilities with the opportunity to recover potentially stranded investment (or transition costs) not otherwise recoverable in a competitive generation market;

•	itemizing (unbundling) the price of electricity into its component elements — including generation, transmission, distribution and stranded costs recovery charges;

•	continuing regulation of the Utilities’ transmission and distribution systems; and

•	requiring corporate separation of regulated and unregulated business activities.
Reliability Initiatives
In 2005, Congress amended the FPA to provide for federally-enforceable mandatory reliability standards. The mandatory reliability standards apply to the bulk power system and impose certain operating, record-keeping and reporting requirements on the Utilities, FES, FGCO, FENOC and ATSI. The NERC, as the ERO, is charged with establishing and enforcing these reliability standards, although it has delegated day-to-day implementation and enforcement of its responsibilities to eight regional entities, including ReliabilityFirst Corporation. All of FirstEnergy’s facilities are located within the ReliabilityFirst region. FirstEnergy actively participates in the NERC and ReliabilityFirst stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards.
FirstEnergy believes that it is in compliance with all currently-effective and enforceable reliability standards. Nevertheless, in the course of operating its extensive electric utility systems and facilities FirstEnergy occasionally learns of isolated facts or circumstances that could be interpreted as excursions from the reliability standards. If and when such items are found, FirstEnergy develops information about the item and develops a remedial response to the specific circumstances, including in appropriate cases “self-reporting” an item to ReliabilityFirst. Moreover, it is clear that the NERC, ReliabilityFirst and the FERC will continue to refine existing reliability standards as well as to develop and adopt new reliability standards. The financial impact of complying with new or amended standards cannot be determined at this time. However, the 2005 amendments to the FPA provide that all prudent costs incurred to comply with the new reliability standards be recovered in rates. Still, any future inability on FirstEnergy’s part to comply with the reliability standards for its bulk power system could result in the imposition of financial penalties that could have a material adverse effect on its financial condition, results of operations and cash flows.
In April 2007, ReliabilityFirst performed a routine compliance audit of FirstEnergy’s bulk-power system within the Midwest ISO region and found it to be in full compliance with all audited reliability standards. Similarly, in October 2008, ReliabilityFirst performed a routine compliance audit of FirstEnergy’s bulk-power system within the PJM region and found it to be in full compliance with all audited reliability standards. In May 2010, ReliabilityFirst performed a routine compliance audit of FirstEnergy’s bulk-power system in the Midwest ISO region and, subject to certain nonmaterial items, found it to be in compliance with the audited reliability standards. FirstEnergy’s PJM facilities are next due for the periodic audit by ReliabilityFirst in 2011.

Ohio Regulatory Matters
The Ohio Companies operate under an ESP, which expires on May 31, 2011, that provides for generation supplied through a CBP. The ESP also allows the Ohio Companies to collect a delivery service improvement rider (Rider DSI) at an overall average rate of $0.002 per KWH for the period of April 1, 2009 through December 31, 2011. The Ohio Companies currently purchase generation at the average wholesale rate of a CBP conducted in May 2009. FES is one of the suppliers to the Ohio Companies through the May 2009 CBP. The PUCO approved a $136.6 million distribution rate increase for the Ohio Companies in January 2009, which went into effect on January 23, 2009 for OE ($68.9 million) and TE ($38.5 million) and on May 1, 2009 for CEI ($29.2 million). Applications for rehearing of the PUCO order in the distribution case were filed by the Ohio Companies and one other party. The Ohio Companies raised numerous issues in their application for rehearing related to rate recovery of certain expenses, recovery of line extension costs, the level of rate of return and the amount of general plant balances. On February 2, 2011, the PUCO issued an Entry on Rehearing denying the applications for rehearing filed both by the Ohio Companies and by the other party.
On March 23, 2010, the Ohio Companies filed an application for a new ESP. The new ESP will go into effect on June 1, 2011 and conclude on May 31, 2014. The PUCO approved the new ESP on August 25, 2010 with certain modifications. The material terms of the new ESP include: a CBP similar to the one used in May 2009 and the one proposed in the October 2009 MRO filing; a 6% generation discount to certain low-income customers provided by the Ohio Companies through a bilateral wholesale contract with FES (initial auctions scheduled for October 20, 2010 and January 25, 2011); no increase in base distribution rates through May 31, 2014; a load cap of no less than 80%, which also applies to any tranches assigned post auction; and a new distribution rider, Delivery Capital Recovery Rider (Rider DCR), to recover a return of, and on, capital investments in the delivery system. Rider DCR substitutes for Rider DSI which terminates under the current ESP. The Ohio Companies also agreed not to pay certain costs related to the companies’ integration into PJM, for the longer of the five year period from June 1, 2011 through May 31, 2016 or when the amount of costs avoided by customers for certain types of products totals $360 million dependent on the outcome of certain PJM proceedings, established a $12 million fund to assist low income customers over the term of the ESP, and agreed to additional energy efficiency benefits. Many of the existing riders approved in the previous ESP remain in effect, some with modifications. The new ESP resolved proceedings pending at the PUCO regarding corporate separation, elements of the smart grid proceeding and the integration into PJM. FirstEnergy recorded approximately $39.5 million of regulatory asset impairments and expenses related to the ESP. On September 24, 2010, an application for rehearing was filed by the OCC and two other parties. On February 9, 2011, the PUCO issued an Entry on Rehearing denying the applications for rehearing.
Under the provisions of SB221, the Ohio Companies are required to implement energy efficiency programs that will achieve a total annual energy savings equivalent to approximately 166,000 MWH in 2009, 290,000 MWH in 2010, 410,000 MWH in 2011, 470,000 MWH in 2012 and 530,000 MWH in 2013, with additional savings required through 2025. Utilities are also required to reduce peak demand in 2009 by 1%, with an additional 0.75% reduction each year thereafter through 2018.
On December 15, 2009, the Ohio Companies filed the required three year portfolio plan seeking approval for the programs they intend to implement to meet the energy efficiency and peak demand reduction requirements for the 2010-2012 period. The Ohio Companies expect that all costs associated with compliance will be recoverable from customers. The Ohio Companies’ three year portfolio plan is still awaiting decision from the PUCO, which is delaying the launch of the programs described in the plan. As a result, the Ohio Companies filed on January 11, 2011, a request for amendment of OE’s 2010 energy efficiency and peak demand reduction benchmarks to levels actually achieved in 2010. Because the Commission indicated that it would revise all of the Ohio Companies’ 2010, 2011, and 2012 benchmarks when addressing the Ohio Companies’ three year portfolio plan, and an order has yet to be issued on that plan, CEI and TE also requested a waiver of their respective yet-to-be defined 2010 energy efficiency benchmarks if and only to the degree one is deemed necessary to bring these companies into compliance with their 2010 energy efficiency obligations. Failure to comply with the benchmarks or to obtain such an amendment may subject the Companies to an assessment by the PUCO of a penalty.

Additionally under SB221, electric utilities and electric service companies are required to serve part of their load from renewable energy resources equivalent to 0.25% of the KWH they served in 2009. In August and October 2009, the Ohio Companies conducted RFPs to secure RECs. The RFPs sought RECs, including solar RECs and RECs generated in Ohio in order to meet the Ohio Companies’ alternative energy requirements as set forth in SB221 for 2009, 2010 and 2011. The RECs acquired through these two RFPs were used to help meet the renewable energy requirements established under SB221 for 2009, 2010 and 2011. On March 10, 2010, the PUCO found that there was an insufficient quantity of solar energy resources reasonably available in the market. The PUCO reduced the Ohio Companies’ aggregate 2009 benchmark to the level of solar RECs the Ohio Companies acquired through their 2009 RFP processes, provided the Ohio Companies’ 2010 alternative energy requirements be increased to include the shortfall for the 2009 solar REC benchmark. FES also applied for a force majeure determination from the PUCO regarding a portion of their compliance with the 2009 solar energy resource benchmark, which application is still pending. In July 2010, the Ohio Companies initiated an additional RFP to secure RECs and solar RECs needed to meet the Ohio Companies’ alternative energy requirements as set forth in SB221 for 2010 and 2011. As a result of this RFP, contracts were executed in August 2010. On January 11, 2011, the Ohio Companies filed an application with the PUCO seeking an amendment to each of their 2010 alternative energy requirements for solar RECs generated in Ohio due to the insufficient quantity of solar energy resources reasonably available in the market. The PUCO has not yet ruled on that application.
On February 12, 2010, OE and CEI filed an application with the PUCO to establish a new credit for all-electric customers. On March 3, 2010, the PUCO ordered that rates for the affected customers be set at a level that will provide bill impacts commensurate with charges in place on December 31, 2008 and authorized the Ohio Companies to defer incurred costs equivalent to the difference between what the affected customers would have paid under previously existing rates and what they pay with the new credit in place. Tariffs implementing this new credit went into effect on March 17, 2010. On April 15, 2010, the PUCO issued a Second Entry on Rehearing that expanded the group of customers to which the new credit would apply and authorized deferral for the associated additional amounts. The PUCO also stated that it expected that the new credit would remain in place through at least the 2011 winter season, and charged its staff to work with parties to seek a long term solution to the issue. Tariffs implementing this newly expanded credit went into effect on May 21, 2010, and the proceeding remains open. The hearing in the matter is set to commence on February 16, 2011.
Pennsylvania Regulatory Matters
The PPUC adopted a Motion on January 28, 2010 and subsequently entered an Order on March 3, 2010 which denied the recovery of marginal transmission losses through the TSC rider for the period of June 1, 2007 through March 31, 2008, and directed Met-Ed and Penelec to submit a new tariff or tariff supplement reflecting the removal of marginal transmission losses from the TSC, and instructed Met-Ed and Penelec to work with the various intervening parties to file a recommendation to the PPUC regarding the establishment of a separate account for all marginal transmission losses collected from ratepayers plus interest to be used to mitigate future generation rate increases beginning January 1, 2011. On March 18, 2010, Met-Ed and Penelec filed a Petition with the PPUC requesting that it stay the portion of the March 3, 2010 Order requiring the filing of tariff supplements to end collection of costs for marginal transmission losses. By Order entered March 25, 2010, the PPUC granted the requested stay until December 31, 2010. Pursuant to the PPUC’s order, Met-Ed and Penelec filed the plan to establish separate accounts for marginal transmission loss revenues and related interest and carrying charges and the plan for the use of these funds to mitigate future generation rate increases commencing January 1, 2011. The PPUC approved this plan on June 7, 2010. On April 1, 2010, Met-Ed and Penelec filed a Petition for Review with the Commonwealth Court of Pennsylvania appealing the PPUC’s March 3, 2010 Order. Although the ultimate outcome of this matter cannot be determined at this time, Met-Ed and Penelec believe that they should prevail in the appeal and therefore expect to fully recover the approximately $252.7 million ($188.0 million for Met-Ed and $64.7 million for Penelec) in marginal transmission losses for the period prior to January 1, 2011. The argument before the Commonwealth Court, en banc, was held on December 8, 2010.
On May 20, 2010, the PPUC approved Met-Ed’s and Penelec’s annual updates to their TSC rider for the period June 1, 2010 through December 31, 2010, including marginal transmission losses as approved by the PPUC, although the recovery of marginal losses will be subject to the outcome of the proceeding related to the 2008 TSC filing as described above. The TSC for Met-Ed’s customers was increased to provide for full recovery by December 31, 2010.
Met-Ed and Penelec filed with the PPUC a generation procurement plan covering the period January 1, 2011 through May 31, 2013. The plan is designed to provide adequate and reliable service through a prudent mix of long-term, short-term and spot market generation supply with a staggered procurement schedule that varies by customer class, using a descending clock auction. On August 12, 2009, the parties to the proceeding filed a settlement agreement of all but two issues, and the PPUC entered an Order approving the settlement and the generation procurement plan on November 6, 2009. Generation procurement began in January 2010.
On February 8, 2010, Penn filed a Petition for Approval of its Default Service Plan for the period June 1, 2011 through May 31, 2013. On July 29, 2010, the parties to the proceeding filed a Joint Petition for Settlement of all issues. Although the PPUC’s Order approving the Joint Petition held that the provisions relating to the recovery of MISO exit fees and one-time PJM integration costs (resulting from Penn’s June 1, 2011 exit from MISO and integration into PJM) were approved, it made such provisions subject to the approval of cost recovery by FERC. Therefore, Penn may not put these provisions into effect until FERC has approved the recovery and allocation of MISO exit fees and PJM integration costs.

Met-Ed, Penelec and Penn jointly filed a SMIP with the PPUC on August 14, 2009. This plan proposed a 24-month assessment period in which the Pennsylvania Companies will assess their needs, select the necessary technology, secure vendors, train personnel, install and test support equipment, and establish a cost effective and strategic deployment schedule, which currently is expected to be completed in fifteen years. Met-Ed, Penelec and Penn estimate assessment period costs of approximately $29.5 million, which the Pennsylvania Companies, in their plan, proposed to recover through an automatic adjustment clause. The ALJ’s Initial Decision approved the SMIP as modified by the ALJ, including: ensuring that the smart meters to be deployed include the capabilities listed in the PPUC’s Implementation Order; denying the recovery of interest through the automatic adjustment clause; providing for the recovery of reasonable and prudent costs net of resulting savings from installation and use of smart meters; and requiring that administrative start-up costs be expensed and the costs incurred for research and development in the assessment period be capitalized. On April 15, 2010, the PPUC adopted a Motion by Chairman Cawley that modified the ALJ’s initial decision, and decided various issues regarding the SMIP for the Pennsylvania Companies. The PPUC entered its Order on June 9, 2010, consistent with the Chairman’s Motion. On June 24, 2010, Met-Ed, Penelec and Penn filed a Petition for Reconsideration of a single portion of the PPUC’s Order regarding the future ability to include smart meter costs in base rates. On August 5, 2010, the PPUC granted in part the petition for reconsideration by deleting language from its original order that would have precluded Met-Ed, Penelec and Penn from seeking to include smart meter costs in base rates at a later time. The costs to implement the SMIP could be material. However, assuming these costs satisfy a just and reasonable standard they are expected to be recovered in a rider (Smart Meter Technologies Charge Rider) which was approved when the PPUC approved the SMIP.
By Tentative Order entered September 17, 2009, the PPUC provided for an additional 30-day comment period on whether the 1998 Restructuring Settlement, which addressed how Met-Ed and Penelec were going to implement direct access to a competitive market for the generation of electricity, allows Met-Ed and Penelec to apply over-collection of NUG costs for select and isolated months to reduce non-NUG stranded costs when a cumulative NUG stranded cost balance exists. In response to the Tentative Order, various parties filed comments objecting to the above accounting method utilized by Met-Ed and Penelec. Met-Ed and Penelec are awaiting further action by the PPUC.
New Jersey Regulatory Matters
JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers, costs incurred under NUG agreements, and certain other stranded costs, exceed amounts collected through BGS and NUGC rates and market sales of NUG energy and capacity. As of December 31, 2010, the accumulated deferred cost balance was a credit of approximately $37 million. To better align the recovery of expected costs, on July 26, 2010, JCP&L filed a request to decrease the amount recovered for the costs incurred under the NUG agreements by $180 million annually. On February 10, 2011, the NJBPU approved a stipulation which allows the change in rates to become effective March 1, 2011.
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

FERC Matters
Rates for Transmission Service Between MISO and PJM
On November 18, 2004, the FERC issued an order eliminating the through and out rate for transmission service between the MISO and PJM regions. The FERC’s intent was to eliminate multiple transmission charges for a single transaction between the MISO and PJM regions. The FERC also ordered MISO, PJM and the transmission owners within MISO and PJM to submit compliance filings containing a rate mechanism to recover lost transmission revenues created by elimination of this charge (referred to as SECA) during a 16-month transition period. In 2005, the FERC set the SECA for hearing. The presiding ALJ issued an initial decision on August 10, 2006, rejecting the compliance filings made by MISO, PJM and the transmission owners, and directing new compliance filings. This decision was subject to review and approval by the FERC. On May 21, 2010, FERC issued an order denying pending rehearing requests and an Order on Initial Decision which reversed the presiding ALJ’s rulings in many respects. Most notably, these orders affirmed the right of transmission owners to collect SECA charges with adjustments that modestly reduce the level of such charges, and changes to the entities deemed responsible for payment of the SECA charges. The Ohio Companies were identified as load serving entities responsible for payment of additional SECA charges for a portion of the SECA period (Green Mountain/Quest issue). FirstEnergy executed settlements with AEP, Dayton and the Exelon parties to fix FirstEnergy’s liability for SECA charges originally billed to Green Mountain and Quest for load that returned to regulated service during the SECA period. The AEP, Dayton and Exelon, settlements were approved by FERC on November 23, 2010, and the relevant payments made. Rehearings remain pending in this proceeding.
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
In an order dated January 21, 2010, FERC set the matter for “paper hearings”— meaning that FERC called for parties to submit comments or written testimony pursuant to the schedule described in the order. FERC identified nine separate issues for comments and directed PJM to file the first round of comments on February 22, 2010, with other parties submitting responsive comments and then reply comments on later dates. PJM filed certain studies with FERC on April 13, 2010, in response to the FERC order. PJM’s filing demonstrated that allocation of the cost of high voltage transmission facilities on a beneficiary pays basis results in certain eastern utilities in PJM bearing the majority of their costs. Numerous parties filed responsive comments or studies on May 28, 2010 and reply comments on June 28, 2010. FirstEnergy and a number of other utilities, industrial customers and state commissions supported the use of the beneficiary pays approach for cost allocation for high voltage transmission facilities. Certain eastern utilities and their state commissions supported continued socialization of these costs on a load ratio share basis. FERC is expected to act by May 31, 2011.
RTO Realignment
On December 17, 2009, FERC issued an order approving, subject to certain future compliance filings, ATSI’s withdrawal from MISO and integration into PJM. This move, which is expected to be effective on June 1, 2011, allows FirstEnergy to consolidate its transmission assets and operations into PJM. Currently, FirstEnergy’s transmission assets and operations are divided between PJM and MISO. The realignment will make the transmission assets that are part of ATSI, whose footprint includes the Ohio Companies and Penn, part of PJM. In the order, FERC approved FirstEnergy’s proposal to use a FRR Plan to obtain capacity to satisfy the PJM capacity requirements for the 2011-12 and 2012-13 delivery years.
FirstEnergy successfully conducted the FRR auctions on March 19, 2010. Moreover, the ATSI zone loads participated in the PJM base residual auction for the 2013 delivery year. Successful completion of these steps secured the capacity necessary for the ATSI footprint to meet PJM’s capacity requirements. On August 25, 2010, the PUCO issued an order in the 2010 ESP Case approving a settlement that, among other things, called for the PUCO to withdraw its opposition to the RTO consolidation. In addition, the order approved a wholesale procurement process, and certain “retail choice” policies, that reflected ATSI’s entry into PJM on June 1, 2011.

On February 1, 2011, ATSI in conjunction with PJM filed its proposal with FERC for moving its transmission rate into PJM’s tariffs. FirstEnergy expects ATSI to enter PJM on June 1, 2011, and that if legal proceedings regarding its rate are outstanding at that time, ATSI will be permitted to start charging its proposed rates, subject to refund. Additional FERC proceedings are either pending or expected in which the amount of exit fees, transmission cost allocations, and costs associated with long term firm transmission rights payable by the ATSI zone upon its withdrawal from the Midwest ISO will be determined. In addition, certain parties may protest other aspects of ATSI’s integration into PJM, and certain of these matters remain outstanding and will be resolved in future FERC proceedings. The outcome of these proceedings cannot be predicted.
MISO Multi-Value Project Rule Proposal
On July 15, 2010, MISO and certain MISO transmission owners jointly filed with FERC their proposed cost allocation methodology for certain new transmission projects. The new transmission projects—described as MVPs—are a class of MTEP projects. The filing parties proposed to allocate the costs of MVPs by means of a usage-based charge that will be applied to all loads within the MISO footprint, and to energy transactions that call for power to be “wheeled through” the MISO as well as to energy transactions that “source” in the MISO but “sink” outside of MISO. The filing parties expect that the MVP proposal will fund the costs of large transmission projects designed to bring wind generation from the upper Midwest to load centers in the east. The filing parties requested an effective date for the proposal of July 16, 2011. On August 19, 2010, MISO’s Board approved the first MVP project — the “Michigan Thumb Project.” Under MISO’s proposal, the costs of MVP projects approved by MISO’s Board prior to the anticipated June 1, 2011 effective date of FirstEnergy’s integration into PJM would continue to be allocated to FirstEnergy. MISO estimated that approximately $11 million in annual revenue requirements would be allocated to the ATSI zone associated with the Michigan Thumb Project upon its completion.
On September 10, 2010, FirstEnergy filed a protest to the MVP proposal arguing that MISO’s proposal to allocate costs of MVP projects across the entire MISO footprint does not align with the established rule that cost allocation is to be based on cost causation (the “beneficiary pays” approach). FirstEnergy also argued that, in light of progress to date in the ATSI integration into PJM, it would be unjust and unreasonable to allocate any MVP costs to the ATSI zone, or to ATSI. Numerous other parties filed pleadings on MISO’s MVP proposal.
On December 16, 2010, FERC issued an order approving the MVP proposal without significant change. FERC’s order was not clear, however, as to whether the MVP costs would be payable by ATSI or load in the ATSI zone. FERC stated that the MISO’s tariffs obligate ATSI to pay all charges that attach prior to ATSI’s exit but ruled that the question of the amount of costs that are to be allocated to ATSI or to load in the ATSI zone were beyond the scope of FERC’s order and would be addressed in future proceedings.
On January 18, 2011, FirstEnergy filed for rehearing of FERC’s order. In its rehearing request, the Company argued that because the MVP rate is usage-based, costs could not be applied to ATSI, which is a stand-alone transmission company that does not use the transmission system. FirstEnergy also renewed its arguments regarding cost causation and the impropriety of allocating costs to the ATSI zone or to ATSI. FirstEnergy cannot predict the outcome of these proceedings at this time.
Sales to Affiliates
FES has received authorization from FERC to make wholesale power sales to the Utilities. FES actively participates in auctions conducted by or on behalf of the Utilities to obtain the power and related services necessary to meet the Utilities’ POLR obligations. Because of the merger with FirstEnergy, AS is considered an affiliate of the Utilities for purposes of FERC’s affiliate restriction regulations. This requires AS to obtain prior FERC authorization to make sales to the Utilities when it successfully participates in the Utilities’ POLR auctions.
FES currently supplies the Ohio Companies with a portion of their capacity, energy, ancillary services and transmission under a Master SSO Supply Agreement for a two-year period ending May 31, 2011. FES won 51 tranches in a descending clock auction for POLR service administered by the Ohio Companies and their consultant, CRA International on May 13-14, 2009. Other winning suppliers have assigned their Master SSO Supply Agreements to FES, five of which were effective in June, two more in July, four more in August and ten more in September, 2009. FES also supplies power used by Constellation to serve an additional five tranches. As a result of these arrangements, FES serves 77 tranches, or 77% of the POLR load of the Ohio Companies until May 31, 2011.
On October 20, 2010, FES participated in a descending clock auction for POLR service administered by the Ohio Companies and their consultant, CRA International, for the following periods: June 1, 2011 through May 31, 2012; June 1, 2011, through May 31, 2013; and June 1, 2010 through May 31, 2014. The Ohio Companies offered 17, 17, and 16 tranches for these periods, respectively. FES won 10, 7, and 3 tranches, respectively, for these periods. On January 25, 2011, the Ohio Companies conducted a second auction offering the same product for identical time periods. FES won 3, 0, and 3 tranches, respectively, for these periods. FES entered into a Master SSO Supply Agreement to provide capacity, energy, ancillary services, and congestion costs to the Ohio Companies for the tranches won. Under the ESP in effect for these time periods, the Ohio Companies are responsible for payment of noncontrollable transmission costs billed by PJM for POLR service.

On October 18, 2010, FES participated in a descending clock auction for POLR service administered by both Met-Ed and Penelec and their consultant, National Economic Research Associates (NERA) for the following tranche products and delivery periods: Residential 5-month, Residential 24-month, Commercial 5-month, Commercial 12-month and Industrial 12-month. All 5-month delivery periods are from January 1, 2011 through May 31, 2011, all 12-month delivery periods are from June 1, 2011 through May 31, 2012 while all 24-month delivery periods are from June 1, 2011 through May 31, 2013. Met-Ed offered 7 Residential 5-month tranches, 4 Residential 24-month tranches, 6 Commercial 5-month tranches, 6 Commercial 12-month tranches and 1 Industrial tranche while Penelec offered 5 Residential 5-month tranches, 3 Residential 24-month tranches, 5 Commercial 5-month tranches, 5 Commercial 12-month tranches and 1 Industrial tranche.
For Met-Ed offerings, FES won 4 Residential 5-month tranches, 2 Residential 24-month tranches, 1 Commercial 5-month tranche, 1 Commercial 12-month tranche and zero Industrial tranches. For Penelec offerings, FES won 1 Residential 5-month tranche, 1 Residential 24-month tranche, zero Commercial 5-month tranches, zero Commercial 12-month tranches and zero Industrial tranches. FES entered into separate Supplier Master Agreements (SMA) to provide capacity, energy, ancillary services, and congestion costs with Met-Ed and Penelec for each product won. Under the terms and conditions of the SMA, Met-Ed and Penelec are responsible for payment of noncontrollable transmission costs billed by PJM.
On January 18 to 20, 2011 FES participated in a descending clock auction for POLR service administered by Met-Ed, Penelec, and Penn Power and their consultant, NERA for the following tranche products and delivery periods: Residential 12-month, Residential 24-month, Commercial 12-month and Industrial 12-month. All 12-month delivery periods are from June 1, 2011 through May 31, 2012 while all 24-month delivery periods are from June 1, 2011 through May 31, 2013. Met-Ed offered 3 Residential 12-month tranches, 4 Residential 24-month tranches, 6 Commercial 12-month tranches and 11 Industrial tranches. Penelec offered 3 Residential 12-month tranches, 2 Residential 24-month tranches, 5 Commercial 12-month tranches and 11 Industrial tranches. Penn Power offered 2 Residential 12-month tranches, 1 Residential 24-month tranche, 3 Commercial 12-month tranches and 3 Industrial tranches.
For Met-Ed offerings, FES won 1 Commercial 12-month tranche and zero for the remaining products. For Penelec and Penn Power offerings, FES won no tranches. FES entered into a SMA to provide capacity, energy, ancillary services, and congestion costs with Met-Ed for the product won. Under the terms and conditions of the SMA, Met-Ed is responsible for payment of noncontrollable transmission costs billed by PJM.
Capital Requirements
Our capital spending for 2011 is expected to be approximately $1.4 billion (excluding nuclear fuel). For 2012 and 2013 we anticipate average annual baseline capital expenditures of approximately $1.2 billion — that excludes currently unplanned investment opportunities or future mandated spending. Baseline capital initiatives promote reliability, improve operations, and support current environmental and energy efficiency directives. Our capital investments for additional nuclear fuel are expected to be $133 million, $300 million and $183 million in 2011, 2012 and 2013, respectively.
Anticipated capital expenditures for the Utilities, FES and FirstEnergy’s other subsidiaries for 2011, excluding nuclear fuel, are shown in the following table. Such costs include expenditures for the betterment of existing facilities and for the completion of generating capacity, construction, transmission lines, distribution lines, substations and other assets.

		Capital
	2010	Expenditures
	Actual(1)	Forecast 2011
	(In millions)
OE	$138	$127
Penn	26	20
CEI	113	117
TE	46	37
JCP&L	190	181
Met-Ed	106	89
Penelec	135	121
ATSI	67	60
FGCO	581	215
NGC	333	393
Other subsidiaries	78	60

Total	$1,813	$1,420

(1)	Excludes nuclear fuel.

During the 2011-2015 period, maturities of, and sinking fund requirements for, long-term debt of FirstEnergy and its subsidiaries are:

	Long-Term Debt Redemption Schedule
	2011	2012-2015	Total
	(In millions)
FirstEnergy	$250	$—	$250
FES	163	692	855
OE	—	150	150
Penn	1	4	5
CEI	20	396	416
JCP&L	32	149	181
Met-Ed	—	400	400
Penelec	—	150	150
Other(1)	(21)	229	208

Total	$445	$2,170	$2,615

(1)	Includes elimination of certain intercompany debt.
The following tables display consolidated operating lease commitments as of December 31, 2010.

	Lease	Capital
Operating Leases	Payments	Trust	Net
	(In millions)
2011	$329	$116	$213
2012	365	125	240
2013	367	130	237
2014	363	131	232
2015	365	91	274
Years thereafter	2,150	32	2,118

Total minimum lease payments	$3,939	$625	$3,314

Operating Leases	FES	OE	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
2011	$192	$146	$4	$64	$6	$4	$3
2012	230	147	3	64	5	4	3
2013	236	147	3	64	5	4	3
2014	234	146	3	64	5	4	2
2015	238	146	3	64	4	4	2
Years thereafter	1,895	166	6	79	48	40	23

Total minimum lease payments	$3,025	$898	$22	$399	$73	$60	$36

FirstEnergy expects its existing sources of liquidity to remain sufficient to meet its anticipated obligations and those of its subsidiaries. FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest and dividend payments. During 2011, FirstEnergy expects to satisfy these requirements with internal cash from operations — external funds may also be raised in the capital markets as market conditions warrant. FirstEnergy also expects that borrowing capacity under credit facilities will continue to be available to manage working capital requirements along with continued access to long-term capital markets.
FirstEnergy had approximately $700 million of short-term indebtedness as of December 31, 2010, comprised of borrowings under the $2.75 billion revolving line of credit described below. Total short-term bank lines of committed credit to FirstEnergy, FES and the Utilities as of January 31, 2011 were approximately $3.2 billion.

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
As of January 31, 2011, FES had a $100 million term loan in addition to a $1 billion credit limit associated with FirstEnergy’s $2.75 billion revolving credit facility. Also, an aggregate of $395 million of accounts receivable financing facilities through the Ohio and Pennsylvania Companies may be accessed to meet working capital requirements and for other general corporate purposes. FirstEnergy’s available liquidity as of January 31, 2011, is described in the following table.

					Available
Company	Type	Maturity		Commitment	Liquidity
				(In millions)
FirstEnergy(1)	Revolving	Aug. 2012		$2,750	$2,245
FES	Term loan	Mar. 2011		100	—
Ohio and Pennsylvania Companies	Receivables financing	Various	(2)	395	237

		Subtotal		$3,245	$2,482
		Cash		—	668

		Total		$3,245	$3,150

(1)	FirstEnergy Corp. and subsidiary borrowers.

(2)	Ohio — $250 million matures March 30, 2011; Pennsylvania — $145 million matures June 17, 2011 with optional extension terms.
FirstEnergy’s primary source of cash for continuing operations as a holding company is cash from the operations of its subsidiaries. During 2010, the holding company received $850 million of cash dividends on common stock from its subsidiaries and paid $670 million in cash dividends to common shareholders.
As of December 31, 2010, the Ohio Companies and Penn had the aggregate capability to issue approximately $2.4 billion of additional FMBs on the basis of property additions and retired bonds under the terms of their respective mortgage indentures. The issuance of FMBs by the Ohio Companies is also subject to provisions of their senior note indentures generally limiting the incurrence of additional secured debt, subject to certain exceptions that would permit, among other things, the issuance of secured debt (including FMBs) supporting pollution control notes or similar obligations, or as an extension, renewal or replacement of previously outstanding secured debt. In addition, these provisions would permit OE and CEI to incur additional secured debt not otherwise permitted by a specified exception of up to $124 million and $26 million, respectively, as of December 31, 2010. As a result of the indenture provisions, TE cannot incur any additional secured debt. Met-Ed and Penelec had the capability to issue secured debt of approximately $394 million and $343 million, respectively, under provisions of their senior note indentures as of December 31, 2010.
Based upon FGCO’s FMB indenture, net earnings and available bondable property additions as of December 31, 2010, FGCO had the capability to issue $1.7 billion of additional FMBs under the terms of that indenture. Based upon NGC’s FMB indenture, net earnings and available bondable property additions, NGC had the capability to issue $695 million of additional FMBs as of December 31, 2010.
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

Nuclear Operating Licenses
On August 27, 2010, FENOC submitted an application to the NRC for renewal of the Davis-Besse Nuclear Power Station operating license for an additional twenty years, until 2037. On December 27 and 28, 2010, a group of petitioners filed a request for hearing, contending that FENOC failed to adequately consider wind or solar generation, or some combination thereof, as an alternative to license extension at Davis Besse. They further argued FENOC had failed to adequately assess the cost of a severe accident at Davis Besse. FENOC and the NRC staff responded to this pleading on January 21, 2011, demonstrating that none of the petitioners’ arguments were admissible contentions under the National Environmental Policy Act or NRC regulations. An Atomic Safety and Licensing Board panel is expected to determine whether a hearing is necessary in this matter.
The following table summarizes the current operating license expiration dates for FES’ nuclear facilities in service.

		Current License
Station	In-Service Date	Expiration
Beaver Valley Unit 1	1976	2036
Beaver Valley Unit 2	1987	2047
Perry	1986	2026
Davis-Besse	1977	2017
Nuclear Regulation
Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities. As of December 31, 2010, FirstEnergy had approximately $2 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley, Perry and TMI-2. FirstEnergy provides an additional $15 million parental guarantee associated with the funding of decommissioning costs for these units. As required by the NRC, FirstEnergy annually recalculates and adjusts the amount of its parental guarantee, as appropriate. The values of FirstEnergy’s nuclear decommissioning trusts fluctuate based on market conditions. If the value of the trusts decline by a material amount, FirstEnergy’s obligation to fund the trusts may increase. Disruptions in the capital markets and its effects on particular businesses and the economy could also affect the values of the nuclear decommissioning trusts. The NRC recently issued guidance anticipating an increase in low-level radioactive waste disposal costs associated with the decommissioning of FirstEnergy’s nuclear facilities. As a result, FirstEnergy’s decommissioning funding obligations are expected to increase. FirstEnergy continues to evaluate the status of its funding obligations for the decommissioning of these nuclear facilities.
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
In addition to the public liability insurance provided pursuant to the Price-Anderson Act, FirstEnergy has also obtained insurance coverage in limited amounts for economic loss and property damage arising out of nuclear incidents. FirstEnergy is a member of NEIL which provides coverage (NEIL I) for the extra expense of replacement power incurred due to prolonged accidental outages of nuclear units. Under NEIL I, FirstEnergy’s subsidiaries have policies, renewable yearly, corresponding to their respective nuclear interests, which provide an aggregate indemnity of up to approximately $1.4 billion (OE-$120 million, NGC-$1.22 billion, TE-$64 million) for replacement power costs incurred during an outage after an initial 26-week waiting period. Members of NEIL I pay annual premiums and are subject to assessments if losses exceed the accumulated funds available to the insurer. FirstEnergy’s present maximum aggregate assessment for incidents at any covered nuclear facility occurring during a policy year would be approximately $9 million (OE-$1 million, NGC-$8 million, and TE-less than $1 million).

FirstEnergy is insured as to its respective nuclear interests under property damage insurance provided by NEIL to the operating company for each plant. Under these arrangements, up to $2.8 billion of coverage for decontamination costs, decommissioning costs, debris removal and repair and/or replacement of property is provided. FirstEnergy pays annual premiums for this coverage and is liable for retrospective assessments of up to approximately $61 million (OE-$5 million, NGC-$52 million, TE-$2 million, Met Ed, Penelec, and JCP&L-less than $1 million each) during a policy year.
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
The NRC requires nuclear power plant licensees to obtain minimum property insurance coverage of $1.1 billion or the amount generally available from private sources, whichever is less. The proceeds of this insurance are required to be used first to ensure that the licensed reactor is in a safe and stable condition and can be maintained in that condition to prevent any significant risk to the public health and safety. Within 30 days of stabilization, the licensee is required to prepare and submit to the NRC a cleanup plan for approval. The plan is required to identify all cleanup operations necessary to decontaminate the reactor sufficiently to permit the resumption of operations or to commence decommissioning. Any property insurance proceeds not already expended to place the reactor in a safe and stable condition must be used first to complete those decontamination operations that are ordered by the NRC. FirstEnergy is unable to predict what effect these requirements may have on the availability of insurance proceeds.
Hydro Relicensing
Yards Creek
The Yards Creek Pumped Storage Project is a 400 MW hydroelectric project located in Warren County, New Jersey. JCP&L owns an undivided 50% interest in the project, and operates the project. PSEG Fossil, LLC, a subsidiary of Public Service Enterprise Group, owns the remaining interest in the plant. The project was constructed in the early 1960s, and became operational in 1965. Authorization to operate the project is by a license issued by the FERC. The existing license expires on February 28, 2013.
In February 2011 FirstEnergy and PSEG filed a joint application with FERC to renew the license for an additional fifty years. The companies are pursuing relicensure through FERC’s Integrated License Application Process (ILP). Under the ILP process FERC will assess the license applications, issue draft and final Environmental Assessments/Environmental Impact Studies (as required by NEPA), and provide opportunity for intervention and protests by affected third parties. FERC may hold hearings during the 2-year ILP licensure period. FirstEnergy expects FERC to issue the new license within the remaining portion of the 2-year ILP period. To the extent, however that the license proceedings extend beyond the February 28, 2013 expiration date for the current license, the current license will be extended yearly as necessary to permit FERC to issue the new license.
Seneca
The Seneca (Kinzua) Pumped Storage Project is a 451 MW hydroelectric project located in Warren County, Pennsylvania. FGCO owns and operates the project. The current FERC license was issued on December 1, 1965, and will expire on November 30, 2015. FGCO expects to file its new license application on or before November 30, 2013.
On November 23, 2010, FGCO filed its notice of intent to relicense and pre-application document (PAD). On November 30, 2010, the Seneca Nation of Indians (Salamanca, NY) filed a competing notice of intent to file a new license application and PAD. On January 28, 2011, FERC issued a notice of the competing notices of intent and PADs; commencement of prefiling process and scoping; request for comments on the PADs; and identification of issues and associated study requests.
FERC’s ILP provides a 5 year period for preparation, submission and adjudication of the licenses. The first part is a 3-year period during which each of FirstEnergy and the Seneca Nation are to collect the information and conduct the studies necessary to support license applications. The second part is the same as the licensing process described above for Yards Creek.
Section 15 of the Federal Power Act provides that when there are competing license applications, insignificant differences between competing applications are not determinative and shall not result in transfer of the license for the project. Based on the facts and the law, FirstEnergy believes it qualifies for this “incumbent preference”. The timetable for a FERC decision cannot be predicted at this time.

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
Clean Air Act Compliance
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
The Sammis, Eastlake and Mansfield coal-fired plants are operated under a consent decree with the EPA and DOJ that requires reductions of NOx and SO2 emissions through the installation of pollution control devices or repowering. OE and Penn are subject to stipulated penalties for failure to install and operate such pollution controls or complete repowering in accordance with that agreement.
In July 2008, three complaints were filed against FGCO in the U.S. District Court for the Western District of Pennsylvania seeking damages based on Bruce Mansfield Plant air emissions. Two of these complaints also seek to enjoin the Bruce Mansfield Plant from operating except in a “safe, responsible, prudent and proper manner”, one being a complaint filed on behalf of twenty-one individuals and the other being a class action complaint seeking certification as a class action with the eight named plaintiffs as the class representatives. FGCO believes the claims are without merit and intends to defend itself against the allegations made in those three complaints.
The states of New Jersey and Connecticut filed CAA citizen suits in 2007 alleging NSR violations at the Portland Generation Station against GenOn Energy, Inc. (the current owner and operator), Sithe Energy (the purchaser of the Portland Station from Met-Ed in 1999) and Met-Ed. Specifically, these suits allege that “modifications” at Portland Units 1 and 2 occurred between 1980 and 2005 without preconstruction NSR permitting in violation of the CAA’s PSD program, and seek injunctive relief, penalties, attorney fees and mitigation of the harm caused by excess emissions. In September 2009, the Court granted Met-Ed’s motion to dismiss New Jersey’s and Connecticut’s claims for injunctive relief against Met-Ed, but denied Met-Ed’s motion to dismiss the claims for civil penalties. The parties dispute the scope of Met-Ed’s indemnity obligation to and from Sithe Energy.
In January 2009, the EPA issued a NOV to GenOn alleging NSR violations at the Portland Generation Station based on “modifications” dating back to 1986 and also alleged NSR violations at the Keystone and Shawville Stations based on “modifications” dating back to 1984. Met-Ed, JCP&L, as the former owner of 16.67% of the Keystone Station, and Penelec, as former owner and operator of the Shawville Station, are unable to predict the outcome of this matter.
In June 2008, the EPA issued a Notice and Finding of Violation to Mission Energy Westside, Inc. alleging that “modifications” at the Homer City Power Station occurred since 1988 to the present without preconstruction NSR permitting in violation of the CAA’s PSD program. In May 2010, the EPA issued a second NOV to Mission Energy Westside, Inc., Penelec, NYSEG and others that have had an ownership interest in the Homer City Power Station containing in all material respects identical allegations as the June 2008 NOV. On July 20, 2010, the states of New York and Pennsylvania provided Mission Energy Westside, Inc., Penelec, NYSEG and others that have had an ownership interest in the Homer City Power Station a notification that was required 60 days prior to filing a citizen suit under the CAA. In January, 2011, the DOJ filed a complaint against Penelec in the U.S. District Court for the Western District of Pennsylvania seeking damages based on alleged “modifications” at the Homer City Power Station between 1991 to 1994 without preconstruction NSR permitting in violation of the CAA’s PSD and Title V permitting programs. The complaint was also filed against the former co-owner, NYSEG, and various current owners of the Homer City Station, including EME Homer City Generation L.P. and affiliated companies, including Edison International. In addition, the Commonwealth of Pennsylvania and the State of New York intervened and have filed a separate complaint regarding the Homer City Station. Mission Energy Westside, Inc. is seeking indemnification from Penelec, the co-owner and operator of the Homer City Power Station prior to its sale in 1999. The scope of Penelec’s indemnity obligation to and from Mission Energy Westside, Inc. is under dispute and Penelec is unable to predict the outcome of this matter.
In January 2011, a complaint was filed against Penelec in the U.S. District Court for the Western District of Pennsylvania seeking damages based on the Homer City Station’s air emissions. The complaint was also filed against the former co-owner, NYSEG and various current owners of the Homer City Station, including EME Homer City Generation L.P. and affiliated companies, including Edison International. The complaint also seeks certification as a class action and to enjoin the Homer City Station from operating except in a “safe, responsible, prudent and proper manner.” Penelec believes the claims are without merit and intends to defend itself against the allegations made in the complaint.

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
National Ambient Air Quality Standards
The EPA’s CAIR requires reductions of NOx and SO2 emissions in two phases (2009/2010 and 2015), ultimately capping SO2 emissions in affected states to 2.5 million tons annually and NOx emissions to 1.3 million tons annually. In 2008, the U.S. Court of Appeals for the District of Columbia vacated CAIR “in its entirety” and directed the EPA to “redo its analysis from the ground up.” In December 2008, the Court reconsidered its prior ruling and allowed CAIR to remain in effect to “temporarily preserve its environmental values” until the EPA replaces CAIR with a new rule consistent with the Court’s opinion. The Court ruled in a different case that a cap-and-trade program similar to CAIR, called the “NOx SIP Call,” cannot be used to satisfy certain CAA requirements (known as reasonably available control technology) for areas in non-attainment under the “8-hour” ozone NAAQS. In July 2010, the EPA proposed the CATR to replace CAIR, which remains in effect until the EPA finalizes CATR. CATR requires reductions of NOx and SO2 emissions in two phases (2012 and 2014), ultimately capping SO2 emissions in affected states to 2.6 million tons annually and NOx emissions to 1.3 million tons annually. The EPA proposed a preferred regulatory approach that allows trading of NOx and SO2 emission allowances between power plants located in the same state and severely limits interstate trading of NOx and SO2 emission allowances. The EPA also requested comment on two alternative approaches—the first eliminates interstate trading of NOx and SO2 emission allowances and the second eliminates trading of NOx and SO2 emission allowances in its entirety. Depending on the actions taken by the EPA with respect to CATR, the proposed MACT regulations discussed below and any future regulations that are ultimately implemented, FGCO’s future cost of compliance may be substantial. Management continues to assess the impact of these environmental proposals and other factors on FGCO’s facilities, particularly on the operation of its smaller, non-supercritical units. In August 2010, for example, management decided to idle certain units or operate them on a seasonal basis until developments clarify.
Hazardous Air Pollutant Emissions
The EPA’s CAMR provides for a cap-and-trade program to reduce mercury emissions from coal-fired power plants in two phases; initially, capping nationwide emissions of mercury at 38 tons by 2010 (as a “co-benefit” from implementation of SO2 and NOx emission caps under the EPA’s CAIR program) and 15 tons per year by 2018. The U.S. Court of Appeals for the District of Columbia, at the urging of several states and environmental groups, vacated the CAMR, ruling that the EPA failed to take the necessary steps to “de-list” coal-fired power plants from its hazardous air pollutant program and, therefore, could not promulgate a cap-and-trade program. On April 29, 2010, the EPA issued proposed MACT regulations requiring emissions reductions of mercury and other hazardous air pollutants from non-electric generating unit boilers. If finalized, the non-electric generating unit MACT regulations could also provide precedent for MACT standards applicable to electric generating units. On January 20, 2011, the U.S. District Court for the District of Columbia denied a motion by the EPA for an extension of the deadline to issue final rules, ordering the EPA to issue such rules by February 21, 2011. The EPA also entered into a consent decree requiring it to propose MACT regulations for mercury and other hazardous air pollutants from electric generating units by March 16, 2011, and to finalize the regulations by November 16, 2011. Depending on the action taken by the EPA and on how any future regulations are ultimately implemented, FGCO’s future cost of compliance with MACT regulations may be substantial and changes to FGCO’s operations may result.
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
On September 21, 2009, the U.S. Court of Appeals for the Second Circuit and on October 16, 2009, the U.S. Court of Appeals for the Fifth Circuit reversed and remanded lower court decisions that had dismissed complaints alleging damage from GHG emissions on jurisdictional grounds. However, a subsequent ruling from the U.S. Court of Appeals for the Fifth Circuit reinstated the lower court dismissal of a complaint alleging damage from GHG emissions. These cases involve common law tort claims, including public and private nuisance, alleging that GHG emissions contribute to global warming and result in property damages. On December 6, 2010, the U.S. Supreme Court granted a writ of certiorari to the Second Circuit in Connecticut v. AEP. Briefing and oral argument are expected to be completed in early 2011 and a decision issued in or around June 2011. While FirstEnergy is not a party to this litigation, FirstEnergy and/or one or more of its subsidiaries could be named in actions making similar allegations.
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
The EPA established new performance standards under Section 316(b) of the Clean Water Act for reducing impacts on fish and shellfish from cooling water intake structures at certain existing electric generating plants. The regulations call for reductions in impingement mortality (when aquatic organisms are pinned against screens or other parts of a cooling water intake system) and entrainment (which occurs when aquatic life is drawn into a facility’s cooling water system). The EPA has taken the position that until further rulemaking occurs, permitting authorities should continue the existing practice of applying their best professional judgment to minimize impacts on fish and shellfish from cooling water intake structures. On April 1, 2009, the U.S. Supreme Court reversed one significant aspect of the Second Circuit’s opinion and decided that Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures. The EPA is developing a new regulation under Section 316(b) of the Clean Water Act consistent with the opinions of the Supreme Court and the Court of Appeals which have created significant uncertainty about the specific nature, scope and timing of the final performance standard. FirstEnergy is studying various control options and their costs and effectiveness, including pilot testing of reverse louvers in a portion of the Bay Shore power plant’s water intake channel to divert fish away from the plant’s water intake system. On November 19, 2010, the Ohio EPA issued a permit for the Bay Shore power plant requiring installation of reverse louvers in its entire water intake channel by December 31, 2014. Depending on the results of such studies and the EPA’s further rulemaking and any final action taken by the states exercising best professional judgment, the future costs of compliance with these standards may require material capital expenditures.

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
The Utilities have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the consolidated balance sheet as of December 31, 2010, based on estimates of the total costs of cleanup, the Utilities’ proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $104 million (JCP&L — $69 million, TE — $1 million, CEI — $1 million, FGCO — $1 million and FirstEnergy — $32 million) have been accrued through December 31, 2010. Included in the total are accrued liabilities of approximately $64 million for environmental remediation of former MGPs and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC.
Fuel Supply
FES currently has long-term coal contracts with various terms to acquire approximately 19.2 million tons of coal for the year 2011, approximately 116% of its 2011 coal requirements of 16.6 million tons. This contract coal is produced primarily from mines located in Ohio, Pennsylvania, West Virginia, Montana and Wyoming. The contracts expire at various times through December 31, 2030. FES has contracted sufficient storage to manage the coal inventory should that be necessary. See “Environmental Matters” for factors pertaining to meeting environmental regulations affecting coal-fired generating units.
In July 2008, FEV entered into a joint venture with WMB Loan Ventures LLC and WMB Loan Ventures II LLC, to acquire a majority stake in the Bull Mountain Mine Operations, now called Signal Peak, near Roundup, Montana. This joint venture is part of FirstEnergy’s strategy to secure high-quality fuel supplies at attractive prices to maximize the capacity of its fossil generating plants. In a related transaction, FGCO entered into a 15-year agreement to purchase up to 10 million tons of bituminous western coal annually from the mine. FirstEnergy also entered into agreements with the rail carriers associated with transporting coal from the mine to its generating stations, and began taking delivery of the coal in late 2009. The joint venture has the right to resell Signal Peak coal tonnage not used at FirstEnergy facilities and has call rights on such coal above certain levels.
FirstEnergy has contracts for all uranium requirements through 2012 and a portion of uranium material requirements through 2024. Conversion services contracts fully cover requirements through 2011 and partially fill requirements through 2024. Enrichment services are contracted for essentially all of the enrichment requirements for nuclear fuel through 2020. A portion of enrichment requirements is also contracted for through 2024. Fabrication services for fuel assemblies are contracted for both Beaver Valley units and Davis-Besse through 2013 and through the current operating license period for Perry. The Davis-Besse fabrication contract also has an extension provision for services for additional consecutive reload batches through the current operating license period. In addition to the existing commitments, FirstEnergy intends to make additional arrangements for the supply of uranium and for the subsequent conversion, enrichment, fabrication, and waste disposal services.

On-site spent fuel storage facilities are expected to be adequate for Beaver Valley Unit 1 through 2014. Davis-Besse has adequate storage through 2017. FENOC is taking actions to extend the spent fuel storage capacity for Beaver Valley Units 1 and 2 and Perry. Plant modifications to increase the storage capacity of the existing spent fuel storage pool at Beaver Valley Unit 2 are currently under NRC review with approval expected by mid-year 2011. Dry fuel storage is also being pursued at Beaver Valley with completion projected by the end of 2014. Perry dry fuel storage facilities have been completed with the initial dry fuel storage loading pending resolution of a technical issue with the NRC. The Perry initial dry fuel storage loading campaign is targeted for 2012. Both Beaver Valley 2 and Perry maintain sufficient fuel storage capability to continue operations through the targeted completion dates of their respective storage expansion projects. After current on-site storage capacity at the plants is exhausted, additional storage capacity will have to be obtained either through plant modifications, interim off-site disposal, or permanent waste disposal facilities.
The Federal Nuclear Waste Policy Act of 1982 provided for the construction of facilities for the permanent disposal of high-level nuclear wastes, including spent fuel from nuclear power plants operated by electric utilities. NGC has contracts with the DOE for the disposal of spent fuel for Beaver Valley, Davis-Besse and Perry. Yucca Mountain was approved in 2002 as a repository for underground disposal of spent nuclear fuel from nuclear power plants and high level waste from U.S. defense programs. The DOE submitted the license application for Yucca Mountain to the NRC on June 3, 2008. On March 3, 2010, the Department of Energy filed a motion to withdraw its Yucca Mountain license application with prejudice. The Atomic Safety and Licensing Board denied the Department’s withdrawal motion on June 29, 2010. That decision is on appeal to the Commission. However, the current Administration has stated the Yucca Mountain repository will not be completed and a Federal review of potential alternative strategies is being performed.
In parallel, several parties filed actions in the U.S. Circuit Court of Appeals for the D.C. Circuit challenging the Department’s authority to withdraw the license application in light of its obligations under the Nuclear Waste Policy Act. The first case filed was In re: Aiken County, filed on February 19, 2010. Robert L. Ferguson, et al. filed a petition on February 25, 2010; State of South Carolina filed on March 26, 2010; and State of Washington filed on April 13, 2010. These cases have since been consolidated. Arguments in the case are scheduled for March 22, 2011. In light of this uncertainty, FirstEnergy intends to make additional arrangements for storage capacity as a contingency for the continuing delays of the DOE acceptance of spent fuel for disposal.
Fuel oil and natural gas are used primarily to fuel peaking units and/or to ignite the burners prior to burning coal when a coal-fired plant is restarted. Fuel oil requirements have historically been low and are forecasted to remain so. Requirements are expected to average approximately 5 million gallons per year over the next five years. Natural gas is currently consumed primarily by peaking units and demand is forecasted at less than 1 million mcf in 2011. FirstEnergy purchased a partially completed combined cycle combustion turbine plant in Fremont Ohio. Construction is scheduled to be completed in 2011.
System Demand
The 2010 net maximum hourly demand for each of the Utilities was:
•	OE—5,610 MW on July 23, 2010;

•	Penn—1,028 MW on July 23, 2010;

•	CEI—4,418 MW on July 23, 2010;

•	TE—2,122 MW on July 23, 2010;

•	JCP&L—6,420 MW on July 6, 2010;

•	Met-Ed—2,932 MW on July 6, 2010; and

•	Penelec—2,884 MW on July 6, 2010.

Supply Plan
Regulated Commodity Sourcing
The Utilities have a default service obligation to provide power to non-shopping customers who have elected to continue to receive service under regulated retail tariffs. The volume of these sales can vary depending on the level of shopping that occurs. Supply plans vary by state and by service territory. JCP&L’s default service supply is secured through a statewide competitive procurement process approved by the NJBPU. The Ohio Companies and Penn’s default service supplies are provided through a competitive procurement process approved by the PUCO and PPUC, respectively. The default service supply for Met-Ed and Penelec was secured through a FERC-approved agreement with FES through 2010, transitioning to a PPUC-approved competitive procurement process in 2011. If any supplier fails to deliver power to any one of the Utilities’ service areas, the Utility serving that area may need to procure the required power in the market in their role as a POLR.
Unregulated Commodity Sourcing
FES provides energy and energy related services, including the generation and sale of electricity and energy planning and procurement through retail and wholesale competitive supply arrangements. FES controls 13,236 MW of installed generating capacity. FES supplies the power requirements of its competitive load-serving obligations through a combination of subsidiary-owned generation, non-affiliated contracts and spot market transactions.
FES has retail and wholesale competitive load-serving obligations in Ohio, Pennsylvania, Illinois, Maryland, Michigan and New Jersey serving both affiliated and non-affiliated companies. FES provides energy products and services to customers under various POLR, shopping, competitive-bid and non-affiliated contractual obligations. In 2010, FES’ generation was used to serve two primary obligations — affiliated companies utilized approximately 43% of FES’ total generation and retail customers utilized approximately 43% of FES’ total generation. Geographically, approximately 60% of FES’ obligation is located in the MISO market area and 40% is located in the PJM market area.
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
Competition
As a result of actions taken by state legislative bodies, major changes in the electric utility business have occurred in portions of the United States, including Ohio, New Jersey and Pennsylvania, where FirstEnergy’s utility subsidiaries operate. These changes have altered the way traditional integrated utilities conduct their business. FirstEnergy has aligned its business units to participate in the competitive electricity marketplace (see Management’s Discussion and Analysis). FirstEnergy’s Competitive Energy Services segment participates in deregulated energy markets in Ohio, Pennsylvania, Maryland, Michigan, New Jersey, and Illinois through FES.
In New Jersey, JCP&L has procured electric generation supply to serve its BGS customers since 2002 through a statewide auction process approved by the NJBPU. The auction is designed to procure supply for BGS customers at a cost reflective of market conditions. In Ohio, SB221 provides two options for pricing generation in 2009 and beyond — through a negotiated rate plan or a competitive bidding process (see Ohio Regulatory Matters above). In Pennsylvania, all electric distribution companies are required to secure generation for customers in competitive markets effective January 1, 2011.
Seasonality
The sale of electric power is generally a seasonal business and weather patterns can have a material impact on FirstEnergy’s operating results. Demand for electricity in our service territories historically peaks during the summer and winter months, with market prices also generally peaking at that time. Accordingly, FirstEnergy’s annual results of operations and liquidity position may depend disproportionately on its operating performance during the summer and winter. Mild weather conditions may result in lower power sales and consequently lower earnings.

Research and Development
The Utilities, FES, and FENOC participate in the funding of EPRI, which was formed for the purpose of expanding electric research and development (R&D) under the voluntary sponsorship of the nation’s electric utility industry — public, private and cooperative. Its goal is to mutually benefit utilities and their customers by promoting the development of new and improved technologies to help the utility industry meet present and future electric energy needs in environmentally and economically acceptable ways. EPRI conducts research on all aspects of electric power production and use, including fuels, generation, delivery, energy management and conservation, environmental effects and energy analysis. The majority of EPRI’s research and development projects are directed toward practical solutions and their applications to problems currently facing the electric utility industry.
FirstEnergy participates in other initiatives with industry R&D consortiums and universities to address technology needs for its various business units. Participation in these consortiums helps the company address research needs in areas such as plant operations and maintenance, major component reliability, environmental controls, advanced energy technologies, and transmission and distribution system infrastructure to improve performance, and develop new technologies for advanced energy and grid applications.

Executive Officers

Name	Age	Positions Held During Past Five Years	Dates
A. J. Alexander (A)(B)	59	President and Chief Executive Officer Chief Executive Officer (F)	*-present *-present

W. D. Byrd (B)	56	Vice President, Corporate Risk & Chief Risk Officer	2007-present
		Director — Rates Strategy	*-2007

L. M. Cavalier (B)	59	Senior Vice President — Human Resources	2005-present
		Vice President	*-2005

M. T. Clark (A)(B)(C)(D)(E)(F)	60	Executive Vice President and Chief Financial Officer	2009-present
		Executive Vice President — Strategic Planning & Operations	2008-2009
		Senior Vice President — Strategic Planning & Operations	*-2008

C. E. Jones (A)(B)	55	Senior Vice President & President — FirstEnergy Utilities	2010-present
		President (C) (D)	2010-present
		Senior Vice President — Energy Delivery & Customer Service	2009-2010
		President — FirstEnergy Solutions	2007-2009
		Senior Vice President — Energy Delivery & Customer Service	*-2007

J. H. Lash (F)	60	President and Chief Nuclear Officer	2010-present
		Senior Vice President and Chief Operating Officer	2007-2010
		Vice President, Beaver Valley	*-2007

C. D. Lasky (E)	48	Vice President — Fossil Operations	2008-present
		Vice President — Fossil Operations & Air Quality Compliance	2007-2008
		Vice President	*-2007

G. R. Leidich (A)(B)	60	Executive Vice President & President — FirstEnergy Generation	2008-present
		Senior Vice President — Operations (B)	2007-2008
		President and Chief Nuclear Officer (F)	*-2007

D. C. Luff (B)	63	Senior Vice President — Governmental Affairs	2007-present
		Vice President	*-2007

J. F. Pearson	56	Vice President and Treasurer	2006-present
(A)(B)(C)(D)(E)(F)		Treasurer	*-2006

D. R. Schneider (E)	49	President	2009-present
		Senior Vice President — Energy Delivery & Customer Service (B)	2007-2009
		Vice President (B)	2006-2007
		Vice President (E)	*-2006

L. L. Vespoli (A)(B)(C)(D)(E)(F)	51	Executive Vice President and General Counsel	2008-present
		Senior Vice President and General Counsel	*-2008

H. L. Wagner (A)(B)	58	Vice President, Controller and Chief Accounting Officer	*-present
		Vice President and Controller (C)(D)(E)(F)	*-present

(A)	Denotes executive officer of FirstEnergy Corp.

(B)	Denotes executive officer of FESC

(C)	Denotes executive officer of OE, CEI and TE.

(D)	Denotes executive officer of Met-Ed, Penelec and Penn.

(E)	Denotes executive officer of FES

(F)	Denotes executive officer of FENOC

*	Indicates position held at least since January 1, 2006.

Employees
As of December 31, 2010, FirstEnergy’s subsidiaries had a total of 13,330 employees located in the United States as follows:

		Bargaining
	Total	Unit
	Employees	Employees
FESC	2,796	295
OE	1,227	750
CEI	916	615
TE	394	287
Penn	207	154
JCP&L	1,434	1,097
Met-Ed	706	509
Penelec	899	642
ATSI	39	—
FES	274	—
FGCO	1,751	1,140
FENOC	2,687	982

Total	13,330	6,471

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
We operate in a business environment that involves significant risks, many of which are beyond our control. Management of each Registrant regularly evaluates the most significant risks of the Registrant’s businesses and reviews those risks with the FirstEnergy Board of Directors or appropriate Committees of the Board. The following risk factors and all other information contained in this report should be considered carefully when evaluating FirstEnergy and our subsidiaries. These risk factors could affect our financial results and cause such results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. Below, we have identified risks we currently consider material. Additional information on risk factors is included in “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K that include forward-looking and other statements involving risks and uncertainties that could impact our business and financial results.
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

Operation of our power plants below expected capacity could result in lost revenues and increased expenses, including higher operating and maintenance costs, purchased power costs and capital requirements. Unplanned outages of generating units and extensions of scheduled outages due to mechanical failures or other problems occur from time to time and are an inherent risk of our business. Unplanned outages typically increase our operation and maintenance expenses and may reduce our revenues as a result of selling fewer MWH or may require us to incur significant costs as a result of operating our higher cost units or obtaining replacement power from third parties in the open market to satisfy our forward power sales obligations. Moreover, if we were unable to perform under contractual obligations, penalties or liability for damages could result. FES, FGCO and the Ohio Companies are exposed to losses under their applicable sale-leaseback arrangements for generating facilities upon the occurrence of certain contingent events that could render those facilities worthless. Although we believe these types of events are unlikely to occur, FES, FGCO and the Ohio Companies have a maximum exposure to loss under those provisions of approximately $1.36 billion for FES, $666 million for OE and an aggregate of $622 million for TE and CEI as co-lessees.
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
Changes in Commodity Prices Could Adversely Affect Our Profit Margins
We purchase and sell electricity in the competitive wholesale and retail markets. Increases in the costs of fuel for our generation facilities (particularly coal, uranium and natural gas) can affect our profit margins. Changes in the market price of electricity, which are affected by changes in other commodity costs and other factors, may impact our results of operations and financial position by increasing the amount we pay to purchase power to supply POLR and default service obligations in the states we do business. In addition, the global economy could lead to lower international demand for coal, oil and natural gas, which may lower fossil fuel prices and put downward pressure on electricity prices.
Electricity and fuel prices may fluctuate substantially over relatively short periods of time for a variety of reasons, including:
•	changing weather conditions or seasonality;

•	changes in electricity usage by our customers;

•	illiquidity and credit worthiness of participants in wholesale power and other markets;

•	transmission congestion or transportation constraints, inoperability or inefficiencies;

•	availability of competitively priced alternative energy sources;

•	changes in supply and demand for energy commodities;

•	changes in power production capacity;

•	outages at our power production facilities or those of our competitors;

•	changes in production and storage levels of natural gas, lignite, coal, crude oil and refined products;

•	changes in legislation and regulation; and

•	natural disasters, wars, acts of sabotage, terrorist acts, embargoes and other catastrophic events.
We Are Exposed to Operational, Price and Credit Risks Associated With Selling and Marketing Products in the Power Markets That We Do Not Always Completely Hedge Against
We purchase and sell power at the wholesale level under market-based tariffs authorized by the FERC, and also enter into agreements to sell available energy and capacity from our generation assets. If we are unable to deliver firm capacity and energy under these agreements, we may be required to pay damages. These damages would generally be based on the difference between the market price to acquire replacement capacity or energy and the contract price of the undelivered capacity or energy. Depending on price volatility in the wholesale energy markets, such damages could be significant. Extreme weather conditions, unplanned power plant outages, transmission disruptions, and other factors could affect our ability to meet our obligations, or cause increases in the market price of replacement capacity and energy.

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
The Use of Derivative Contracts by Us to Mitigate Risks Could Result in Financial Losses That May Negatively Impact Our Financial Results
We use a variety of non-derivative and derivative instruments, such as swaps, options, futures and forwards, to manage our commodity and financial market risks. In the absence of actively quoted market prices and pricing information from external sources, the valuation of some of these derivative instruments involves management’s judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of some of these contracts. Also, we could recognize financial losses as a result of volatility in the market values of these contracts or if a counterparty fails to perform.
Financial Derivatives Reforms Could Increase Our Liquidity Needs and Collateral Costs
In July 2010, federal legislation was enacted to reform financial markets that significantly alter how over-the-counter (OTC) derivatives are regulated. The law increased regulatory oversight of OTC energy derivatives, including (1) requiring standardized OTC derivatives to be traded on registered exchanges regulated by the Commodity Futures Trading Commission (CFTC), (2) imposing new and potentially higher capital and margin requirements and (3) authorizing the establishment of overall volume and position limits. The law gives the CFTC authority to exempt end users of energy commodities which could reduce, but not eliminate, the applicability of these measures to us and other end users. These requirements could cause our OTC transactions to be more costly and have an adverse effect on our liquidity due to additional capital requirements. In addition, as these reforms aim to standardize OTC products it could limit the effectiveness of our hedging programs because we would have less ability to tailor OTC derivatives to match the precise risk we are seeking to protect.
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
The Price-Anderson Act limits the public liability that can be assessed with respect to a nuclear power plant to $12.6 billion (assuming 104 units licensed to operate in the United States) for a single nuclear incident, which amount is covered by: (i) private insurance amounting to $375 million; and (ii) $12.2 billion provided by an industry retrospective rating plan. Under such retrospective rating plan, in the event of a nuclear incident at any unit in the United States resulting in losses in excess of private insurance, up to $118 million (but not more than $18 million per year) must be contributed for each nuclear unit licensed to operate in the country by the licensees thereof to cover liabilities arising out of the incident. Our maximum potential exposure under these provisions would be $470 million per incident but not more than $70 million in any one year.
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

We Could be Subject to Higher Costs and/or Penalties Related to Mandatory Reliability Standards Set by NERC/FERC or Changes in the Rules of Organized Markets and the States in Which We Do Business
As a result of the EPACT, owners, operators, and users of the bulk electric system are subject to mandatory reliability standards promulgated by the NERC and approved by FERC as well as mandatory reliability standards and energy efficiency requirements imposed by each of the states in which we operate. The standards are based on the functions that need to be performed to ensure that the bulk electric system operates reliably. Compliance with modified or new reliability standards may subject us to higher operating costs and/or increased capital expenditures. If we were found not to be in compliance with the mandatory reliability standards, we could be subject to sanctions, including substantial monetary penalties.
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

Temperature Variations as well as Weather Conditions or other Natural Disasters Could Have a Negative Impact on Our Results of Operations and Demand Significantly Below or Above Our Forecasts Could Adversely Affect Our Energy Margins
Weather conditions directly influence the demand for electric power. Demand for power generally peaks during the summer and winter months, with market prices also typically peaking at that time. Overall operating results may fluctuate based on weather conditions. In addition, we have historically sold less power, and consequently received less revenue, when weather conditions are milder. Severe weather, such as tornadoes, hurricanes, ice or snow storms, or droughts or other natural disasters, may cause outages and property damage that may require us to incur additional costs that are generally not insured and that may not be recoverable from customers. The effect of the failure of our facilities to operate as planned under these conditions would be particularly burdensome during a peak demand period.
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
We Are Subject to Financial Performance Risks Related to Regional and General Economic Cycles and also Related to Heavy Manufacturing Industries such as Automotive and Steel
Our business follows the economic cycles of our customers. As our retail strategy is centered around the sale of output from our generating plants generally where that power will reach, therefore, we are more directly impacted by the economic conditions in our primary markets (i.e., Pennsylvania, Ohio, Maryland, New Jersey, Michigan and Illinois). Declines in demand for electricity as a result of a regional economic downturn would be expected to reduce overall electricity sales and reduce our revenues. Electric generation sales volume has been, and is expected to continue to be, influenced by circumstances in automotive, steel and other heavy industries.
Increases in Customer Electric Rates and Economic Uncertainty May Lead to a Greater Amount of Uncollectible Customer Accounts
Our operations are impacted by the economic conditions in our service territories and those conditions could negatively impact the rate of delinquent customer accounts and our collections of accounts receivable which could adversely impact our financial condition, results of operations and cash flows.
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
Capital Improvements and Construction Projects May Not be Completed Within Forecasted Budget, Schedule or Scope Parameters
Our business plan calls for extensive capital investments. We may be exposed to the risk of substantial price increases in the costs of labor and materials used in construction. We have engaged numerous contractors and entered into a large number of agreements to acquire the necessary materials and/or obtain the required construction-related services. As a result, we are also exposed to the risk that these contractors and other counterparties could breach their obligations to us. Such risk could include our contractors’ inabilities to procure sufficient skilled labor as well as potential work stoppages by that labor force. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements at then-current market prices that may exceed our contractual prices, with resulting delays in those and other projects. Although our agreements are designed to mitigate the consequences of a potential default by the counterparty, our actual exposure may be greater than these mitigation provisions. This could have negative financial impacts such as incurring losses or delays in completing construction projects.
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
Risks Associated With Our Proposed Merger With Allegheny
We May be Unable to Obtain the Approvals Required to Complete Our Merger with Allegheny or, in Order to do so, the Combined Company May be Required to Comply With Material Restrictions or Conditions
On February 11, 2010, we announced the execution of a merger agreement with Allegheny. The only regulatory approval pending is from the PPUC. The PPUC could impose conditions on the completion, or require changes to the terms, of the merger, including restrictions or conditions on the business, operations, or financial performance of the combined company following completion of the merger. These conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, which could have a material adverse effect on the financial results of the combined company and/or cause either us or Allegheny to abandon the merger.
If Completed, Our Merger with Allegheny May Not Achieve Its Intended Results
We and Allegheny entered into the merger agreement with the expectation that the merger would result in various benefits, including, among other things, cost savings and operating efficiencies relating to both the regulated utility operations and the generation business. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether the business of Allegheny is integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues generated by the combined company and diversion of management’s time and energy and could have an adverse effect on the combined company’s business, financial results and prospects.
We Will be Subject to Business Uncertainties and Contractual Restrictions While the Merger with Allegheny is Pending That Could Adversely Affect Our Financial Results
Uncertainty about the effect of the merger with Allegheny on employees and customers may have an adverse effect on us. Although we intend to take steps designed to reduce any adverse effects, these uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with us to seek to change existing business relationships.
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
Failure to Complete Our Merger with Allegheny Could Negatively Impact Our Stock Price and Our Future Business and Financial Results
If our merger with Allegheny is not completed, our ongoing business and financial results may be adversely affected and we would be subject to a number of risks, including the following:
•
We may be required, under specified circumstances set forth in the Merger Agreement, to pay Allegheny a termination fee of $350 million and/or Allegheny’s reasonable out-of-pocket transaction expenses up to $45 million;

•	we would be required to pay costs relating to the merger, including legal, accounting, financial advisory, filing and printing costs, whether or not the merger is completed; and

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
Regulatory Changes in the Electric Industry, Including a Reversal, Discontinuance or Delay of the Present Trend Toward Competitive Markets, Could Affect Our Competitive Position and Result in Unrecoverable Costs Adversely Affecting Our Business and Results of Operations
As a result of restructuring initiatives, changes in the electric utility business have occurred, and are continuing to take place throughout the United States, including the states in which we do business. These changes have resulted, and are expected to continue to result, in fundamental alterations in the way utilities conduct their business.
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

Our Profitability is Impacted by Our Affiliated Companies’ Continued Authorization to Sell Power at Market-Based Rates
The FERC granted FES, FGCO and NGC authority to sell electricity at market-based rates. These orders also granted them waivers of certain FERC accounting, record-keeping and reporting requirements. The Utilities also have market-based rate authority. The FERC’s orders that grant this market-based rate authority reserve the right to revoke or revise that authority if the FERC subsequently determines that these companies can exercise market power in transmission or generation, create barriers to entry or engage in abusive affiliate transactions. As a condition to the orders granting the generating companies market-based rate authority, every three years they are required to file a market power update to show that they continue to meet the FERC’s standards with respect to generation market power and other criteria used to evaluate whether entities qualify for market-based rates. FES, FGCO, NGC and the Utilities renewed this authority for PJM in 2008 and MISO in 2009. On December 30, 2010, FES, FGCO, NGC and the Utilities filed to renew this authority for operations within PJM. If any of these companies were to lose their market-based rate authority, they would be required to obtain the FERC’s acceptance to sell power at cost-based rates. FES, FGCO and NGC could also lose their waivers, and become subject to the accounting, record-keeping and reporting requirements that are imposed on utilities with cost-based rate schedules.
There Are Uncertainties Relating to Our Participation in RTOs
RTO rules could affect our ability to sell power produced by our generating facilities to users in certain markets due to transmission constraints and attendant congestion costs. The prices in day-ahead and real-time energy markets and RTO capacity markets have been subject to price volatility. Administrative costs imposed by RTOs, including the cost of administering energy markets, have also increased. The rules governing the various regional power markets may also change from time to time, which could affect our costs or revenues. To the degree we incur significant additional fees and increased costs to participate in an RTO, and we are limited with respect to recovery of such costs from retail customers, we may suffer financial harm. While RTO rates for transmission service are cost based, our revenues from customers to whom we currently provide transmission services may not reflect all of the administrative and market-related costs imposed under the RTO tariff. In addition, we may be allocated a portion of the cost of transmission facilities built by others due to changes in RTO transmission rate design. Finally, we may be required to expand our transmission system according to decisions made by an RTO rather than our internal planning process. As a member of an RTO, we are subject to certain additional risks, including those associated with the allocation among members of losses caused by unreimbursed defaults of other participants in that RTO’s market and those associated with complaint cases filed against the RTO that may seek refunds of revenues previously earned by its members.
The MISO has proposed changes to its rates and tariffs that may result or cause significant charges to ATSI or the Ohio Companies or Penn upon their respective withdrawal from the MISO on May 31, 2011. The implementation of these and other new market designs has the potential to increase our costs of transmission, costs associated with inefficient generation dispatching, costs of participation in the market and costs associated with estimated payment settlements.
Because it remains unclear which companies will be participating in the various regional power markets, or how RTOs will ultimately develop and operate, or what region they will cover, we cannot fully assess the impact that these power markets or other ongoing RTO developments may have.

A Significant Delay in or Challenges to Various Elements of ATSI’s Consolidation into PJM, including but not Limited to, the Intervention of Parties to the Regulatory Proceedings Could have a Negative Impact on Our Results of Operations and Financial Condition
On December 17, 2009, FERC authorized, subject to certain conditions, FirstEnergy to consolidate its transmission assets and operations that currently are located in MISO into PJM; such consolidation to be effective on June 1, 2011. The consolidation will make the transmission assets that are part of ATSI, whose footprint includes the Ohio Companies and Penn, part of PJM. Consolidation on June 1, 2011 will coincide with delivery of power under the next competitive generation procurement process for the Ohio Companies. On December 17, 2009, and after FERC issued the order, ATSI executed and delivered to PJM those legal documents necessary to implement its consolidation into PJM. On December 18, 2009, the Ohio Companies and Penn executed and delivered to PJM those legal documents necessary to follow ATSI into PJM. Currently, ATSI, the Ohio Companies and Penn are expected to consolidate into PJM as planned on June 1, 2011.
On February 1, 2011, ATSI filed its proposal with FERC for moving its transmission rate into PJM’s tariffs. Numerous parties are expected to intervene and file responsive comments. Our expectation is that ATSI will enter PJM as scheduled on June 1, 2011, and that if legal proceedings regarding its rate are outstanding at that time, ATSI will be permitted to start charging its proposed rates, subject to refund. Additional FERC proceedings are either pending or expected in which the amount of exit fees, transmission cost allocations, and costs associated with long term firm transmission rights payable by the ATSI zone upon its departure from the Midwest ISO will be determined. In addition, certain other parties continue to protest aspects of the move into PJM, and certain of these matters remain outstanding and will be resolved in future FERC proceedings. A ruling by FERC or any other regulator with jurisdiction in favor of one or more of the intervening or protesting parties (and against FirstEnergy) on one or more of the disputed issues could result in a negative impact on our results of operations and financial condition.
Energy Conservation and Energy Price Increases Could Negatively Impact Our Financial Results
A number of regulatory and legislative bodies have introduced requirements and/or incentives to reduce energy consumption by certain dates. Conservation programs could impact our financial results in different ways. To the extent conservation resulted in reduced energy demand or significantly slowed the growth in demand, the value of our merchant generation and other unregulated business activities could be adversely impacted. We currently have energy efficiency riders in place to recover the cost of these programs either at or near a current recovery timeframe in Ohio and Pennsylvania. In New Jersey, we recover the costs for energy efficiency programs through the SBC. Currently only Ohio has provisions for recovery of lost revenues. In our regulated operations, conservation could negatively impact us depending on the regulatory treatment of the associated impacts. Should we be required to invest in conservation measures that result in reduced sales from effective conservation, regulatory lag in adjusting rates for the impact of these measures could have a negative financial impact. We could also be impacted if any future energy price increases result in a decrease in customer usage. Our results could be affected if we are unable to increase our customer’s participation in our energy efficiency programs. We are unable to determine what impact, if any, conservation and increases in energy prices will have on our financial condition or results of operations.
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
The EPA is Conducting NSR Investigations at a Number of Our Generating Plants, the Results of Which Could Negatively Impact Our Results of Operations and Financial Condition
We may be subject to risks in connection with changing or conflicting interpretations of existing laws and regulations. For example, applicable standards under the EPA’s NSR initiatives remain in flux. Under the CAA, modification of our generation facilities in a manner that causes increased emissions could subject our existing facilities to the far more stringent NSR standards applicable to new facilities.

The EPA has taken the view that many companies, including many energy producers, have been modifying emissions sources in violation of NSR standards in connection with work believed by the companies to be routine maintenance. We are currently involved in litigation and EPA investigations concerning alleged violations of the NSR standards at certain of our existing and former generating facilities. We intend to vigorously pursue and defend our position in these environmental matters but FGCO is unable to predict their outcomes. If NSR and similar requirements are imposed on our generation facilities, in addition to the possible imposition of fines, compliance could entail significant capital investments in pollution control technology, which could have an adverse impact on our business, results of operations, cash flows and financial condition. For a more complete discussion see “Environmental Matters.”
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
There are a number of initiatives to reduce GHG emissions under consideration at the federal, state and international level. Environmental advocacy groups, other organizations and some agencies in the United States are focusing considerable attention on carbon dioxide emissions from power generation facilities and their potential role in climate change. Many states and environmental groups have also challenged certain of the federal laws and regulations relating to air emissions as not being sufficiently strict. Also, claims have been made alleging that CO2 emissions from power generating facilities constitute a public nuisance under federal and/or state common law. Private individuals may seek to enforce environmental laws and regulations against us and could allege personal injury or property damage from exposure to hazardous materials. Recently the courts have begun to acknowledge these claims and may order us to reduce GHG emissions in the future. There is a growing consensus in the United States and globally that GHG emissions are a major cause of global warming and that some form of regulation will be forthcoming at the federal level with respect to GHG emissions (including carbon dioxide) and such regulation could result in the creation of substantial additional costs in the form of taxes or emission allowances. As a result, it is possible that state and federal regulations will be developed that will impose more stringent limitations on emissions than are currently in effect. In December 2009, the EPA issued an “endangerment and cause or contributing finding” for GHG under the CAA, which will allow the EPA to craft rules that directly regulate GHG. This “finding” triggered several regulatory actions under the CAA, resulting, among other things in the regulation of GHG emissions from large stationary sources. Although several bills have been introduced at the state and federal level that would compel carbon dioxide emission reductions, none have advanced through the legislature. Due to the uncertainty of control technologies available to reduce greenhouse gas emissions including CO2, as well as the unknown nature of potential compliance obligations should climate change regulations be enacted, we cannot provide any assurance regarding the potential impacts these future regulations would have on our operations. In addition, any legal obligation that would require us to substantially reduce our emissions could require extensive mitigation efforts and, in the case of carbon dioxide legislation, would raise uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generation facilities. Until specific regulations are promulgated, the impact that any new environmental regulations, voluntary compliance guidelines, enforcement initiatives, or legislation may have on our results of operations, financial condition or liquidity is not determinable.
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

In September 2009, the EPA finalized a national GHG emissions collection and reporting rule that required FirstEnergy to measure GHG emissions commencing in 2010 and begin to submit reports commencing in 2011. In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for Greenhouse Gases under the Clean Air Act.” The EPA’s finding concludes that concentrations of several key GHGs increase the threat of climate change and may be regulated as “air pollutants” under the CAA. In May 2010, the EPA finalized new thresholds for GHG emissions that define when permits under the CAA’s NSR program would be required. The EPA established an emissions applicability threshold of 75,000 tons per year (tpy) of carbon dioxide equivalents (CO2e) effective January 2, 2011 for existing facilities under the CAA’s PSD program, but until July 1, 2011 that emissions applicability threshold will only apply if PSD is triggered by non-carbon dioxide pollutants.
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
The EPA’s CAIR requires reductions of NOx and SO2 emissions in two phases (2009/2010 and 2015), ultimately capping SO2 emissions in affected states to 2.5 million tons annually and NOx emissions to 1.3 million tons annually. In 2008, the U.S. Court of Appeals for the District of Columbia vacated CAIR “in its entirety” and directed the EPA to “redo its analysis from the ground up.” In December 2008, the Court reconsidered its prior ruling and allowed CAIR to remain in effect to “temporarily preserve its environmental values” until the EPA replaces CAIR with a new rule consistent with the Court’s opinion. In July 2010, the EPA proposed the CATR to replace CAIR, which remains in effect until the EPA finalizes CATR. CATR requires reductions of NOx and SO2 emissions in two phases (2012 and 2014), ultimately capping SO2 emissions in affected states to 2.6 million tons annually and NOx emissions to 1.3 million tons annually. The EPA proposed a preferred regulatory approach that allows trading of NOx and SO2 emission allowances between power plants located in the same state and severely limits interstate trading of NOx and SO2 emission allowances. The EPA also requested comment on two alternative approaches—the first eliminates interstate trading of NOx and SO2 emission allowances and the second eliminates trading of NOx and SO2 emission allowances in its entirety. Depending on the actions taken by the EPA with respect to CATR, the proposed MACT regulations discussed below and any future regulations that are ultimately implemented, FGCO’s future cost of compliance may be substantial.
The EPA’s CAMR provides for a cap-and-trade program to reduce mercury emissions from coal-fired power plants in two phases; initially, capping nationwide emissions of mercury at 38 tons by 2010 (as a “co-benefit” from implementation of SO2 and NOX emission caps under the EPA’s CAIR program) and 15 tons per year by 2018. The U.S. Court of Appeals for the District of Columbia, at the urging of several states and environmental groups, vacated the CAMR, ruling that the EPA failed to take the necessary steps to “de-list” coal-fired power plants from its hazardous air pollutant program and, therefore, could not promulgate a cap-and-trade program. On April 29, 2010, the EPA issued proposed MACT regulations requiring emissions reductions of mercury and other hazardous air pollutants from non-electric generating unit boilers, including boilers which do not use fossil fuels. If finalized, the non-electric generating unit MACT regulations could also provide precedent for MACT standards applicable to electric generating units. On January 20, 2011, the U.S. District Court for the District of Columbia denied a motion by the EPA for an extension of the deadline to issue final rules, ordering the EPA to issue such rules by February 21, 2011. The EPA also entered into a consent decree requiring it to propose MACT regulations for mercury and other hazardous air pollutants from electric generating units by March 16, 2011, and to finalize the regulations by November 16, 2011. Depending on the action taken by the EPA and on how any future regulations are ultimately implemented, FGCO’s future cost of compliance with MACT regulations may be substantial and changes to FGCO’s operations may result.
Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to FirstEnergy’s plants. In addition, various states have water quality standards applicable to FirstEnergy’s operations.

The EPA established new performance standards under Section 316(b) of the Clean Water Act for reducing impacts on fish and shellfish from cooling water intake structures at certain existing electric generating plants. The regulations call for reductions in impingement mortality (when aquatic organisms are pinned against screens or other parts of a cooling water intake system) and entrainment (which occurs when aquatic life is drawn into a facility’s cooling water system). The EPA has taken the position that until further rulemaking occurs; permitting authorities should continue the existing practice of applying their best professional judgment to minimize impacts on fish and shellfish from cooling water intake structures. On April 1, 2009, the U.S. Supreme Court reversed one significant aspect of the Second Circuit’s opinion and decided that Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures. The EPA is developing a new regulation under Section 316(b) of the Clean Water Act consistent with the opinions of the Supreme Court and the Court of Appeals which have created significant uncertainty about the specific nature, scope and timing of the final performance standard. FirstEnergy is studying various control options and their costs and effectiveness, including pilot testing of reverse louvers in a portion of the Bay Shore power plant’s water intake channel to divert fish away from the plant’s water intake system. On November 19, 2010, the Ohio EPA issued a permit for the Bay Shore power plant requiring installation of reverse louvers in its entire water intake channel by April 1, 2013. Depending on the results of such studies and the EPA’s further rulemaking and any final action taken by the states exercising best professional judgment, the future costs of compliance with these standards may require material capital expenditures. Also, If either the federal or state final regulations require retrofitting of cooling water intake structures (cooling towers) at any of our power plants, and if installation of such cooling towers is not technically or economically feasible, we may be forced to take actions which could adversely impact our results of operations and financial condition.
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
The Physical Risks Associated with Climate Change May Impact Our Results of Operations and Cash Flows.
Physical risks of climate change, such as more frequent or more extreme weather events, changes in temperature and precipitation patterns, changes to ground and surface water availability, and other related phenomena, could affect some, or all, of our operations. Severe weather or other natural disasters could be destructive, which could result in increased costs, including supply chain costs. An extreme weather event within the Utilities’ service areas can also directly affect their capital assets, causing disruption in service to customers due to downed wires and poles or damage to other operating equipment. Finally, climate change could affect the availability of a secure and economical supply of water in some locations, which is essential for continued operation of generating plants.
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
Mandatory Renewable Portfolio Requirements Could Negatively Affect Our Costs
If federal or state legislation mandates the use of renewable and alternative fuel sources, such as wind, solar, biomass and geothermal and such legislation would not also provide for adequate cost recovery, it could result in significant changes in our business, including renewable energy credit purchase costs, purchased power and potentially renewable energy credit costs and capital expenditures. We are unable to predict what impact, if any, these changes may have on our financial condition or results of operations.
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
Future Changes in Financial Accounting Standards May Affect Our Reported Financial Results
The SEC, FASB or other authoritative bodies or governmental entities may issue new pronouncements or new interpretations of existing accounting standards that may require us to change our accounting policies. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. We could be required to apply a new or revised standard retroactively, which could adversely affect our financial position. The SEC has announced a work plan to aid in its evaluation of the impact that the use of IFRS by U.S. public companies would have on the U.S. securities market. Given the results of the work plan, the SEC expects to make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements and we will continue to monitor the development of the potential implementation of IFRS.
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

Risks Associated With Financing and Capital Structure
Interest Rates and/or a Credit Rating Downgrade Could Negatively Affect Our Financing Costs, Our Ability to Access Capital and Our Requirement to Post Collateral
We have near-term exposure to interest rates from outstanding indebtedness indexed to variable interest rates, and we have exposure to future interest rates to the extent we seek to raise debt in the capital markets to meet maturing debt obligations and fund construction or other investment opportunities. Past disruptions in capital and credit markets have resulted in higher interest rates on new publicly issued debt securities, increased costs for certain of our variable interest rate debt securities and failed remarketings (all of which were eventually remarketed) of variable interest rate tax-exempt debt issued to finance certain of our facilities. Continuation of these disruptions could increase our financing costs and adversely affect our results of operations. Also, interest rates could change as a result of economic or other events that our risk management processes were not established to address. As a result, we cannot always predict the impact that our risk management decisions may have on us if actual events lead to greater losses or costs than our risk management positions were intended to hedge. Although we employ risk management techniques to hedge against interest rate volatility, significant and sustained increases in market interest rates could materially increase our financing costs and negatively impact our reported results of operations.
We rely on access to bank and capital markets as sources of liquidity for cash requirements not satisfied by cash from operations. A downgrade in our credit ratings from the nationally recognized credit rating agencies, particularly to a level below investment grade, could negatively affect our ability to access the bank and capital markets, especially in a time of uncertainty in either of those markets, and may require us to post cash collateral to support outstanding commodity positions in the wholesale market, as well as available letters of credit and other guarantees. A rating downgrade would also increase the fees we pay on our various credit facilities, thus increasing the cost of our working capital. A rating downgrade could also impact our ability to grow our businesses by substantially increasing the cost of, or limiting access to, capital. On February 11, 2010, S&P issued a report lowering FirstEnergy’s and its subsidiaries’ credit ratings by one notch, while maintaining its stable outlook. As a result, FirstEnergy may be required to post up to $48 million of collateral. Moody’s and Fitch affirmed the ratings and stable outlook of FirstEnergy and its subsidiaries on February 11, 2010. On September 28, 2010, S&P then affirmed the ratings and stable outlook of FE and its subsidiaries. On December 15, 2010, Fitch revised its outlook on FE and FES from stable to negative and affirmed the rating for FirstEnergy and its subsidiaries.
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

Disruptions in the Capital and Credit Markets May Adversely Affect Our Business, Including the Availability and Cost of Short-Term Funds for Liquidity Requirements, Our Ability to Meet Long-Term Commitments, Our Ability to Hedge Effectively Our Generation Portfolio, and the Competitiveness and Liquidity of Energy Markets; Each Could Adversely Affect Our Results of Operations, Cash Flows and Financial Condition
We rely on the capital markets to meet our financial commitments and short-term liquidity needs if internal funds are not available from our operations. We also use letters of credit provided by various financial institutions to support our hedging operations. Disruptions in the capital and credit markets could adversely affect our ability to draw on our respective credit facilities. Our access to funds under those credit facilities is dependent on the ability of the financial institutions that are parties to the facilities to meet their funding commitments. Those institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.
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
The Utilities’ (other than ATSI and JCP&L), FGCO’s and NGC’s respective first mortgage indentures constitute, in the opinion of their counsel, direct first liens on substantially all of the respective Utilities’, FGCO’s and NGC’s physical property, subject only to excepted encumbrances, as defined in the first mortgage indentures. See the “Leases” and “Capitalization” notes to the respective financial statements for information concerning leases and financing encumbrances affecting certain of the Utilities’, FGCO’s and NGC’s properties.
FirstEnergy controls the following generation sources as of January 31, 2011, shown in the table below. Except for the leasehold interests, OVEC participation and purchased wind power referenced in the footnotes to the table, substantially all of the generating units are owned by NGC (nuclear) and FGCO (non-nuclear).

		Net Demonstrated
Plant-Location	Unit	Capacity (MW)
Coal-Fired Units
Ashtabula-
Ashtabula, OH	5	244
Bay Shore-
Toledo, OH	1-4	631
R. E. Burger-
Shadyside, OH	3	94
Eastlake-Eastlake, OH	1-5	1,233
Lakeshore-
Cleveland, OH	18	245
Bruce Mansfield-	1	830	(a)
Shippingport, PA	2	830	(b)
	3	830	(c)
W. H. Sammis — Stratton, OH	1-7	2,220
Kyger Creek — Cheshire, OH	1-5	50	(d)
Clifty Creek — Madison, IN	1-6	60	(d)

Total		7,267

Nuclear Units
Beaver Valley-	1	911
Shippingport, PA	2	904	(e)
Davis-Besse-
Oak Harbor, OH	1	908
Perry-
N. Perry Village, OH	1	1,268	(f)

Total		3,991

Oil/Gas — Fired/
Pumped Storage Units
Richland — Defiance, OH	1-6	432
Seneca — Warren, PA	1-3	451
West Lorain — Lorain, OH	1-6	545
Yard’s Creek — Blairstown
Twp., NJ	1-3	200	(g)
Wind power		376	(h)
Other		174

Total		2,178

Grand Total		13,436

(a)	Includes FGCO’s leasehold interest of 93.825% (779 MW) and CEI’s leasehold interest of 6.175% (51 MW), which has been assigned to FGCO.

(b)	Includes CEI’s and TE’s leasehold interests of 27.17% (226 MW) and 16.435% (136 MW), respectively, which have been assigned to FGCO.

(c)	Includes CEI’s and TE’s leasehold interests of 23.247% (193 MW) and 18.915% (157 MW), respectively, which have been assigned to FGCO.

(d)	Represents FGCO’s 4.85% entitlement based on its participation in OVEC.

(e)	Includes OE’s leasehold interest of 16.65% (151 MW) from non-affiliates.

(f)	Includes OE’s leasehold interest of 8.11% (103 MW) from non-affiliates.

(g)	Represents JCP&L’s 50% ownership interest.

(h)	Includes 167 MW from leased facilities and 209 MW under power purchase agreements.
The above generating plants and load centers are connected by a transmission system consisting of elements having various voltage ratings ranging from 23 kV to 500 kV. The Utilities’ overhead and underground transmission lines aggregate 14,932 pole miles.
The Utilities’ electric distribution systems include 194,685 miles of overhead pole line and underground conduit carrying primary, secondary and street lighting circuits. They own substations with a total installed transformer capacity of 85,247,000 kV-amperes.

The transmission facilities that are owned by ATSI are currently operated on an integrated basis as part of MISO through May 31, 2011. Effective June 1, 2011, the ATSI transmission assets will be migrated from MISO and integrated into PJM. The transmission facilities of JCP&L, Met-Ed and Penelec are physically interconnected and are operated on an integrated basis as part of PJM.
FirstEnergy’s distribution and transmission systems as of December 31, 2010, consist of the following:

			Substation
	Distribution	Transmission	Transformer
	Lines	Lines	Capacity**
OE	62,156	461	8,300,000
Penn	13,389	52	1,351,000
CEI	33,210	—	8,754,000
TE	17,592	81	2,497,000
JCP&L	22,668	2,549	20,078,000
Met-Ed	18,641	1,405	8,595,000
Penelec	27,029	2,860	12,409,000
ATSI*	—	7,524	23,263,000

Total	194,685	14,932	85,247,000

*	Represents transmission lines of 69kV and above located in the service areas of OE, Penn, CEI and TE.

**	Top rating of in-service power transformers only. Excludes grounding banks, station power transformers, and generator and customer-owned transformers.

ITEM 3.	LEGAL PROCEEDINGS
Reference is made to Note 14, Commitments, Guarantees and Contingencies, of FirstEnergy’s Notes to Consolidated Financial Statements contained in Item 8 for a description of certain legal proceedings involving FirstEnergy, FES, OE, CEI, TE, JCP&L, Met-Ed and Penelec.

ITEM 4.	REMOVED AND RESERVED
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The information required by Item 5 regarding FirstEnergy’s market information, including stock exchange listings and quarterly stock market prices, dividends and holders of common stock is included in Item 6.
Information for FES, OE, CEI, TE, JCP&L, Met-Ed and Penelec is not disclosed because they are wholly owned subsidiaries of FirstEnergy and there is no market for their common stock.
Information regarding compensation plans for which shares of FirstEnergy common stock may be issued is incorporated herein by reference to FirstEnergy’s 2011 proxy statement filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934.
The table below includes information on a monthly basis regarding purchases made by FirstEnergy of its common stock during the fourth quarter of 2010.

	Period
	October	November	December	Fourth Quarter
Total Number of Shares Purchased(a)	68,246	133,762	539,703	741,711
Average Price Paid per Share	$38.50	$35.99	$35.48	$35.85
Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	—	—	—	—
Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs	—	—	—	—

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

ITEM 6.	SELECTED FINANCIAL DATA

For the Years Ended December 31,	2010	2009	2008	2007	2006
	(In millions, except per share amounts)

Revenues	$13,339	$12,973	$13,627	$12,802	$11,501

Income From Continuing Operations	$784	$1,006	$1,342	$1,309	$1,258

Earnings Available to FirstEnergy Corp.	$784	$1,006	$1,342	$1,309	$1,254
Basic Earnings per Share of Common Stock:
Income from continuing operations	$2.58	$3.31	$4.41	$4.27	$3.85

Earnings per basic share	$2.58	$3.31	$4.41	$4.27	$3.84
Diluted Earnings per Share of Common Stock:
Income from continuing operations	$2.57	$3.29	$4.38	$4.22	$3.82

Earnings per diluted share	$2.57	$3.29	$4.38	$4.22	$3.81

Dividends Declared per Share of Common Stock(1)	$2.20	$2.20	$2.20	$2.05	$1.85

Total Assets	$34,805	$34,304	$33,521	$32,311	$31,196

Capitalization as of December 31:
Total Equity	$8,513	$8,557	$8,315	$9,007	$9,069
Long-Term Debt and Other Long-Term Obligations	12,579	12,008	9,100	8,869	8,535

Total Capitalization	$21,092	$20,565	$17,415	$17,876	$17,604

Weighted Average Number of Basic Shares Outstanding	304	304	304	306	324

Weighted Average Number of Diluted Shares Outstanding	305	306	307	310	327

(1)
Dividends declared in 2010, 2009 and 2008 include four quarterly dividends of $0.55 per share. Dividends declared in 2007 include three quarterly payments of $0.50 per share in 2007 and one quarterly payment of $0.55 per share in 2008. Dividends declared in 2006 include three quarterly payments of $0.45 per share in 2006 and one quarterly payment of $0.50 per share in 2007.

PRICE RANGE OF COMMON STOCK
The common stock of FirstEnergy Corp. is listed on the New York Stock Exchange under the symbol “FE” and is traded on other registered exchanges.

	2010		2009
First Quarter High-Low	$47.09	$38.31	$53.63	$35.63
Second Quarter High-Low	$39.96	$33.57	$43.29	$35.26
Third Quarter High-Low	$39.06	$34.51	$47.82	$36.73
Fourth Quarter High-Low	$40.12	$35.00	$47.77	$41.57
Yearly High-Low	$47.09	$33.57	$53.63	$35.26
Prices are from http://finance.yahoo.com.
SHAREHOLDER RETURN
The following graph shows the total cumulative return from a $100 investment on December 31, 2005 in FirstEnergy’s common stock compared with the total cumulative returns of EEI’s Index of Investor-Owned Electric Utility Companies and the S&P 500.

HOLDERS OF COMMON STOCK
There were 105,822 and 105,518 holders of 304,835,407 shares of FirstEnergy’s common stock as of December 31, 2010 and January 31, 2011, respectively. Information regarding retained earnings available for payment of cash dividends is given in Note 11 to the consolidated financial statements.

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
Actual results may differ materially due to:
•	The speed and nature of increased competition in the electric utility industry.
•	The impact of the regulatory process on the pending matters in the various states in which we do business.
•	Business and regulatory impacts from ATSI’s realignment into PJM Interconnection, L.L.C., economic or weather conditions affecting future sales and margins.
•	Changes in markets for energy services.
•	Changing energy and commodity market prices and availability.
•	Financial derivative reforms that could increase our liquidity needs and collateral costs, replacement power costs being higher than anticipated or inadequately hedged.
•	The continued ability of FirstEnergy’s regulated utilities to collect transition and other costs.
•	Operation and maintenance costs being higher than anticipated.
•	Other legislative and regulatory changes, and revised environmental requirements, including possible GHG emission and coal combustion residual regulations.
•	The potential impacts of any laws, rules or regulations that ultimately replace CAIR.
•
The uncertainty of the timing and amounts of the capital expenditures needed to resolve any NSR litigation or other potential similar regulatory initiatives or rulemakings (including that such expenditures could result in our decision to shut down or idle certain generating units).

•	Adverse regulatory or legal decisions and outcomes (including, but not limited to, the revocation of necessary licenses or operating permits and oversight) by the NRC.
•	Adverse legal decisions and outcomes related to Met-Ed’s and Penelec’s transmission service charge appeal at the Commonwealth Court of Pennsylvania.
•	Any impact resulting from the receipt by Signal Peak of the Department of Labor’s notice of a potential pattern of violations at Bull Mountain Mine No.1.
•	The continuing availability of generating units and their ability to operate at or near full capacity.
•	The ability to comply with applicable state and federal reliability standards and energy efficiency mandates.
•	Changes in customers’ demand for power, including but not limited to, changes resulting from the implementation of state and federal energy efficiency mandates.
•	The ability to accomplish or realize anticipated benefits from strategic goals (including employee workforce initiatives).
•
The ability to improve electric commodity margins and the impact of, among other factors, the increased cost of coal and coal transportation on such margins and the ability to experience growth in the distribution business.

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

•	The continuing uncertainty of the national and regional economy and its impact on the registrants’ major industrial and commercial customers.
•	Issues concerning the soundness of financial institutions and counterparties with which the registrants do business.
•
The expected timing and likelihood of completion of the proposed merger with Allegheny, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed merger that could reduce anticipated benefits or cause the parties to abandon the merger, the diversion of management’s time and attention from FirstEnergy’s ongoing business during this time period, the ability to maintain relationships with customers, employees or suppliers as well as the ability to successfully integrate the businesses and realize cost savings and any other synergies and the risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect.

•	The risks and other factors discussed from time to time in the registrants’ SEC filings, and other similar factors.
Dividends declared from time to time on FirstEnergy’s common stock during any annual period may in aggregate vary from the indicated amount due to circumstances considered by FirstEnergy’s Board of Directors at the time of the actual declarations. The foregoing review of factors should not be construed as exhaustive. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor assess the impact of any such factor on the registrants’ business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. The registrants expressly disclaim any current intention to update any forward-looking statements contained herein as a result of new information, future events or otherwise.

FIRSTENERGY CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
Earnings available to FirstEnergy Corp. in 2010 were $784 million, or basic earnings of $2.58 per share of common stock ($2.57 diluted), compared with $1.01 billion, or basic earnings of $3.31 per share of common stock ($3.29 diluted), in 2009 and $1.34 billion, or basic earnings of $4.41 per share ($4.38 diluted), in 2008.

Change in Basic Earnings Per Share From Prior Year	2010	2009

Basic Earnings Per Share — Prior Year	$3.31	$4.41
Non-core asset sales/impairments	(0.37)	0.47
Generating plant impairments	(0.77)	—
Litigation settlement	0.04	(0.03)
Trust securities impairments	0.03	0.16
Regulatory charges	0.45	(0.55)
Derivative mark-to-market adjustment	0.35	(0.42)
Organizational restructuring	0.14	(0.14)
Debt redemption premium	0.32	(0.31)
Merger transaction costs — 2010	(0.16)	—
Income tax resolution	(0.57)	0.68
Revenues	1.06	(1.85)
Fuel and purchased power	(0.68)	(0.09)
Amortization of regulatory assets, net	0.22	(0.02)
Investment income	(0.20)	0.20
Interest expense	—	(0.14)
Transmission expense	(0.20)	0.73
Other expenses	(0.39)	0.21

Basic Earnings Per Share	$2.58	$3.31

2010 was a transformational year for FirstEnergy, and one in which we built a strong foundation for future success.
On February 11, 2010, FirstEnergy and Allegheny announced a proposed merger that would create the nation’s largest electric utility system, with:
•	more than 6 million customers across ten regulated electric distribution subsidiaries in Ohio, Pennsylvania, New Jersey, Maryland and West Virginia,
•	generation subsidiaries owning or controlling approximately 24,000 MWs of generating capacity from a diversified mix of coal, nuclear, natural gas, oil and renewable power, and
•	transmission subsidiaries owning over 20,000 miles of high-voltage lines connecting the Midwest and Mid-Atlantic.
Pursuant to the terms of the merger, Allegheny shareholders would receive 0.667 of a share of FirstEnergy common stock in exchange for each share of Allegheny they own.
2010 also marked FirstEnergy’s final transition year to competitive markets with the expiration of the rate cap on Met-Ed and Penelec’s retail generation rates on December 31, 2010. Beginning in 2011, Met-Ed and Penelec obtain their power supply from the competitive wholesale market and fully recover their generation costs through retail rates. All of FirstEnergy’s other regulated utilities previously transitioned to competitive generation markets.
The effects of the uncertainty in the U.S. economy continue to present challenges. Although economic recovery began across our service territories, power sales and deliveries have still not returned to pre-recessionary levels. Distribution deliveries in 2010 were 108.0 million MWH, compared with 102.3 million MWH in 2009, driven primarily by an 8.4% increase in deliveries to the industrial sector, with the largest gains from customers in the automotive and steel industries. Industrial usage is lagging pre-recessionary levels by approximately 11%. Residential sales were up 6%, primarily due to warmer weather during the summer of 2010. Wholesale power prices continued to be weak; however, generation output improved in 2010 with output of 74.9 million MWH compared to the 2009 output of 65.6 million MWH.
In the second half of 2010, FES entered into financial transactions that offset the mark-to-market impact of 500 MW of legacy purchased power contracts which were entered into in 2008 for delivery in 2010 and 2011 and which were marked to market beginning in December 2009. These financial transactions eliminate the volatility in GAAP earnings associated with marking these contracts to market through the end of 2011.

FES continued implementation of its retail strategy by focusing on direct, governmental aggregation and POLR sales opportunities. As of February 8, 2011, FES committed sales (as a percentage of total projected sales) for 2011 and 2012 were 96% and 65% respectively.
Operational Matters
PJM RTO Integration
In March 2010 two FRR Integration Auctions were conducted by PJM on behalf of the Ohio Companies to secure electric capacity for delivery years June 1, 2011, through May 31, 2012, and June 1, 2012, through May 31, 2013. In the 2011/2012 auction, 27 suppliers participated and 12,583 MW of unforced capacity (the MW bid into the auction after adjusting for historical forced outage rates) cleared at a price of $108.89/MW-day. The 2012/2013 auction had 28 market participants, with 13,038 MW of unforced capacity clearing at a price of $20.46/MW-day. FirstEnergy plans to integrate its operations into PJM by June 1, 2011.
Nuclear Generation
On February 28, 2010, the Davis-Besse Nuclear Plant (908 MW) shut down for its 16th scheduled refueling outage to exchange 76 of 177 fuel assemblies and to conduct numerous safety inspections. During the outage, it was determined through testing that modification work also needed to be performed on certain CRDM nozzles that penetrate the reactor vessel head. Modifications of 24 of the 69 nozzles on the reactor head were completed and Davis-Besse returned to service on June 29, 2010. The plant was originally scheduled to have a new reactor vessel head installed in 2014. This timeline was voluntarily accelerated, and FirstEnergy plans to install the new reactor head in the fall of 2011.
On August 30, 2010, FENOC submitted an application to the NRC for renewal of the Davis-Besse operating license. In a letter dated October 18, 2010, the NRC determined that the Davis-Besse license renewal application was complete and acceptable for docketing and further review. Davis-Besse currently is licensed until 2017; if approved, the renewal would extend operations for an additional 20 years, until 2037.
On October 2, 2010, Beaver Valley Nuclear Power Station Unit 1 (911 MW) began its scheduled refueling and maintenance outage. During the outage FENOC exchanged 60 of the 157 fuel assemblies, conducted safety inspections and performed routine maintenance work. The plant returned to service on November 4, 2010.
Coal and Gas Fired Generation
On March 31, 2010, FGCO closed the sale of its 340 MW Sumpter Plant in Sumpter, Michigan, to Wolverine Power Supply Cooperative, Inc. FirstEnergy recorded a $6 million impairment of the Sumpter plant in December 2009 and a loss of $9 million with the sale in the first quarter of 2010. The plant consists of four 85 MW natural gas turbines and represented FirstEnergy’s only generation assets in Michigan.
On August 12, 2010, FirstEnergy announced that operational changes would be made to some of the smaller coal-fired units in response to the slow economy, the lower demand for electricity and uncertainty related to proposed new federal environmental regulations. Beginning September 2010, Bay Shore units 2-4, Eastlake units 1-4, the Lake Shore Plant, and the Ashtabula Plant, which total 1,620 MW of capacity, began operating with minimum three-day notice and in response to consumer demand. FGCO recognized an impairment of $303 million ($190 million after tax) related to these assets in 2010.
On November 17, 2010, we announced plans to cancel repowering Units 4 and 5 (312 MW) at the R.E. Burger Plant to generate electricity principally with biomass. FGCO recognized an impairment of $72 million ($45 million after tax) and permanently shut down these units on December 31, 2010, due to the current market conditions.
During the third quarter of 2010, FGCO re-evaluated the schedule for completing the Fremont Plant (707 MW) due to market conditions and the extension of the tax incentives included in the Small Business legislation through 2011. As a result, FGCO extended the plant’s expected completion to December 31, 2011, to reduce overtime labor cost and outside contractor spend for the remainder of the project. On February 3, 2011, FirstEnergy and American Municipal Power, Inc., entered into a non-binding Memorandum of Understanding (MOU) for the sale of our Fremont Energy Center. The MOU provides, among other things, for the parties to engage in exclusive negotiations towards a definitive agreement expected to be executed in March, 2011, with a targeted closing date in July, 2011.
On December 28, 2010, FirstEnergy closed the sale of 6.65% of FGCO’s participation interest in the output of OVEC (approximately 150 MW) to Peninsula Generation Cooperative, a subsidiary of Wolverine Power Supply Cooperative, Inc., effective December 31, 2010. FirstEnergy’s remaining interest in OVEC is 4.85%. The gain from this transaction increased 2010 net income by $53.8 million.
The Signal Peak coal mining operation in Montana, a joint venture owned 50% by FirstEnergy, began production in December 2009, providing FirstEnergy flexibility with respect to coal commodity supply for its fossil generation fleet. As part of this transaction, we also entered into a 15-year agreement to purchase up to 10 million tons of coal annually from the mine, securing a long-term western fuel supply at attractive prices. Signal Peak provides us with optionality — to either burn its western coal in our units, or sell the coal through the venture to other domestic or international buyers.

Finally, in 2010 we completed a $1.8 billion environmental retrofit of the W.H. Sammis Plant in Stratton, Ohio. This project was designed to reduce SO2 emissions by 95% at the plant and NOx emissions by 90% at its two largest units. This project was among the largest AQC retrofits ever completed in the United States.
Ohio Wind Power Project
On February 8, 2011, FES announced its agreement to purchase 100 MW of output from Blue Creek Wind Farm (304 MW), which is being built in western Ohio by Iberdrola Renewables. Under terms of the agreement FES will purchase 100 MW of the total output of the project for 20 years beginning in October 2012.
Financial Matters
Cash flow from operations in 2010 was at a record level of $3.1 billion. During the year we also completed refinancing $725 million of variable rate debt to fixed rate debt.
In April and June of 2010, FGCO, a subsidiary of FES, purchased $235 million of variable rate PCRBs and $15 million of fixed rate PCRBs, respectively, originally issued on its behalf. In August of 2010, FES completed the remarketing of the $250 million of PCRBs; $235 million were successfully converted from a variable interest rate to a fixed interest rate and the remaining $15 million of PCRBs remain in a fixed rate mode. The $235 million series now bears a per-annum rate of 2.25% and is subject to mandatory purchase on June 3, 2013. The $15 million series now bears a per-annum rate of 1.5% and is subject to mandatory purchase on June 1, 2011.
Subsequently, in October of 2010, FES completed the refinancing and remarketing of six series of PCRBs totaling $313 million. These series were converted from a variable interest rate to a fixed interest rate of 3.375% per-annum and are subject to mandatory purchase on July 1, 2015. On December 3, 2010, FES and Penelec completed the refinancing and remarketing of five series of PCRBs totaling $178 million. These series were converted from variable rate to fixed interest rates ranging from 2.25% to 3.75% per-annum and are subject to mandatory purchase.
In May of 2010, FirstEnergy terminated fixed-for-floating interest rate swap agreements with a notional value of $3.2 billion, which resulted in cash proceeds of $43.1 million. As of June 30, 2010, the debt underlying the $3.2 billion outstanding notional amount of interest rate swaps had a weighted average fixed interest rate of 6%, which the swaps converted to a current weighted average variable rate of 4%. On July 16, 2010, FirstEnergy terminated these fixed-for-floating interest rate swap agreements resulting in cash proceeds of $83.6 million. The related gain from both of those transactions will generally be amortized to earnings over the life of the underlying debt. As of December 31, 2010, there were no fixed-to-floating swaps hedging the consolidated interest rate risk associated with FirstEnergy’s consolidated debt.
On June 1, 2010, Penn redeemed $1 million of 5.40% PCRBs, due 2013, and on July 30, 2010, redeemed $6.5 million of its 7.65% FMBs due in 2023.
On October 22, 2010, Signal Peak Energy and Global Rail Group, as borrowers, entered into a new $350 million senior secured term loan facility. The two-year syndicated bank loan is guaranteed by FirstEnergy and the other owners of the borrowers. The proceeds from the loan were used to repay bank borrowings ($63 million) and debt owed to FirstEnergy ($258 million) with the balance to be used for other general corporate purposes.
In February 2010, S&P issued a report lowering FirstEnergy’s and its subsidiaries’ credit ratings by one notch, while maintaining its stable outlook. Moody’s and Fitch affirmed the ratings and stable outlook of FirstEnergy and its subsidiaries. These rating agency actions were taken in response to the announcement of the proposed merger with Allegheny. On September 28, 2010 S&P affirmed the ratings and stable outlook of FE and its subsidiaries. On December 15, 2010, Fitch revised its outlook on FirstEnergy and FES from stable to negative and affirmed the rating for FirstEnergy and its subsidiaries.
Regulatory Matters
Ohio ESP
The Ohio Companies will be operating under a new ESP effective June 1, 2011 through May 31, 2014, which was filed in March 2010 and approved by the PUCO in August 2010. That ESP provides customers with no overall increase to base distribution rates during the plan period and limits the costs they will pay related to certain PJM transmission projects. The ESP provides the Ohio Companies with recovery of capital invested in their distribution businesses through a Delivery Capital Recovery Rider effective January 1, 2012, through May 31, 2014. Generation rates for the annual delivery periods during the plan are determined through a CBP which will be conducted every October and January for generation service through May 31, 2014. The first two CBPs were conducted in October 2010 and January 2011. Both auctions consisted of one, two and three-year products. The results of these auctions were accepted by the PUCO. The next auction is scheduled for October 2011.

Pennsylvania Default Service Plan
On October 20, 2010, the PPUC approved the results of various auctions held to procure the default service requirements for Met-Ed and Penelec customers who choose not to shop with an alternative supplier. The auction was the last of four auctions for the five-month period of January 1, 2011 to May 31, 2011, and the second of four auctions to procure commercial default service requirements for the 12-month period of June 1, 2011 to May 31, 2012 and residential requirements for the 24-month period of June 1, 2011 to May 31, 2013. The PPUC also approved the default service RFP for the Residential Fixed Block On-Peak and Off-Peak energy products. On January 18-20, 2011, Met-Ed, Penelec and Penn conducted auctions to procure a portion of the default service requirements for their customers who choose not to shop with an alternative supplier. The January 2011 auction was the third of four auctions for Met-Ed and Penelec and the first of two auctions for Penn to procure commercial default service requirements for the 12-month period of June 1, 2011 to May 31, 2012 and residential requirements for the 24-month period of June 1, 2011 to May 31, 2013. For Met-Ed, Penelec and Penn commercial customers the tranche-weighted average price ($/MWH) was $69.97, $59.32 and $57.88, respectively, and for residential customers the tranche-weighted average price was $70.69, $59.74 and $55.39, respectively. This was also the first of two auctions held to procure residential service requirements for the 12-month period of June 1, 2011 to May 31, 2012. For Met-Ed, Penelec and Penn residential customers the tranche-weighted average price ($/MWH) was $67.43, $58.01 and $60.29, respectively. In addition, the January 2011 auction procured supply for Met-Ed and Penelec industrial customers Hourly Priced Default Service. For Met-Ed and Penelec, the average 12-month price ($/MWH) was $9.90 and $9.91, respectively. The PPUC approved the results of the January 2011 auctions on January 24, 2011.
Penn Power’s settlement for approval of its Default Service Plan for the period of June 1, 2011 through May 31, 2013 was approved by the PPUC on October 21, 2010. Although the PPUC’s Order approving the Joint Petition held that the provisions relating to the recovery of MISO exit fees and one-time PJM integration costs (resulting from Penn's June 1, 2011 exit from MISO and integration into PJM) were approved, it made such provisions subject to the approval of cost recovery by FERC. Therefore, Penn may not put these provisions into effect until FERC has approved the recovery and allocation of MISO exit fees and PJM integration costs.
Energy Efficiency, Smart Grid and Smart Meter Programs
On June 3, 2010, FirstEnergy and the DOE signed grants totaling $57.4 million that were awarded as part of the American Recovery and Reinvestment Act to introduce smart grid technologies in targeted areas in Pennsylvania, Ohio, and New Jersey. The DOE grants represent 50% of the funding for approximately $115 million FirstEnergy plans to invest in smart grid technologies. The PPUC, PUCO and NJBPU have approved recovery of the remaining costs not funded through the DOE grant for the smart grid programs in Pennsylvania, Ohio and New Jersey, respectively, and the programs are underway in all three states.
Pennsylvania’s Act 129 (Act 129) requires all Pennsylvania electric distribution companies with more than 100,000 customers to install smart meter technology within 15 years. On April 15, 2010, the PPUC adopted a Motion by Chairman Cawley that modified the ALJ’s initial decision issued on January 28, 2010 and decided various issues regarding the SMIP for the Pennsylvania Companies. An order consistent with Chairman Cawley’s Motion was entered on June 9, 2010. The companies filed a petition for reconsideration on a single portion of the order, and on August 5, 2010, the PPUC entered an order granting in part the petition for reconsideration. The Pennsylvania Companies’ SMIP will assess the technologies, vendors, capital cost, and potential benefits of smart meter technology during an assessment period that covers the next 24 months. The Pennsylvania Companies expect to incur approximately $29.5 million of costs during the assessment period which they expect to recover through the Smart Meter Technologies Charge rider. At the end of the assessment period, the Pennsylvania Companies will submit to the PPUC a deployment plan for the full scale deployment of smart meters. The costs to implement the SMIP could be material. However, assuming these costs satisfy a just and reasonable standard they are expected to be recovered in a rider (Smart Meter Technologies Charge Rider) which was approved when the PPUC approved the SMIP.
Act 129 also requires utilities to reduce energy consumption and peak demand, with electricity consumption reduction targets of 1% by May 31, 2011, and 3% by May 31, 2013, and a peak demand reduction target of 4.5% by May 31, 2013. The Pennsylvania Companies responded by offering a wide variety of programs to residential, commercial, industrial, governmental and non-profit customers through their PPUC-approved EE&C Plans.
JCP&L Rate Adjustment
JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers, costs incurred under NUG agreements, and certain other stranded costs, exceed amounts collected through BGS and NUGC rates and market sales of NUG energy and capacity. As of December 31, 2010, the accumulated deferred cost balance was a credit of approximately $37 million. To better align the recovery of expected costs, on July 26, 2010, JCP&L filed a request to decrease the amount recovered for the costs incurred under the NUG agreements by $180 million annually. On February 10, 2011, the NJBPU approved a stipulation which allows the change in rates to become effective March 1, 2011.
On January 18, 2011, JCP&L provided information to the NJBPU regarding the proposed merger between FirstEnergy and Allegheny. A stipulation between JCP&L, Board Staff and Rate Counsel was also provided. The Board reviewed the Stipulation at its January 25, 2011 meeting and issued an Order on February 10, 2011 indicating that it did not object to the transaction proceeding.

FIRSTENERGY’S BUSINESS
We are a diversified energy company headquartered in Akron, Ohio, that operates primarily through two core business segments (see Results of Operations).
•
Energy Delivery Services transmits and distributes electricity through our seven utility distribution companies and ATSI, serving 4.5 million customers within 36,100 square miles of Ohio, Pennsylvania and New Jersey. This segment also purchases power for its POLR and default service requirements in all three states. Its revenues are primarily derived from the delivery of electricity within our service areas and the sale of electric generation service to retail customers who have not selected an alternative supplier (default service) in its Ohio, Pennsylvania and New Jersey franchise areas. Its results reflect the commodity costs of securing electric generation from FES and from non-affiliated power suppliers, the net PJM and MISO transmission expenses related to the delivery of the respective generation loads, and the deferral and amortization of certain fuel costs.

The service areas of our utilities are summarized below:

Company	Area Served	Customers Served
OE	Central and Northeastern Ohio	1,037,000
Penn	Western Pennsylvania	160,000
CEI	Northeastern Ohio	751,000
TE	Northwestern Ohio	310,000
JCP&L	Northern, Western and East Central New Jersey	1,098,000
Met-Ed	Eastern Pennsylvania	553,000
Penelec	Western Pennsylvania	591,000
ATSI	Service areas of OE, Penn, CEI and TE
•
Competitive Energy Services segment supplies electric power to end-use customers through retail and wholesale arrangements primarily in Ohio, Pennsylvania, Illinois, Maryland, Michigan and New Jersey. This business segment controls 13,236 MWs of capacity and also purchases electricity to meet sales obligations. The segment’s net income is primarily derived from affiliated and non-affiliated electric generation sales revenues less the related costs of electricity generation, including purchased power and net transmission (including congestion) and ancillary costs charged by PJM and MISO to deliver energy to the segment’s customers.

STRATEGY AND OUTLOOK
FirstEnergy’s vision is to be a leading regional energy provider, recognized for operational excellence, outstanding customer service and our commitment to safety; the choice for long-term growth, investment value and financial strength; and a company driven by the leadership, skills, diversity and character of our employees.
Our near-term focus is on getting the merger closed and then successfully managing the merger integration process and capturing long-term value to benefit our customers, shareholders and employees.
The merger integration process is underway and is expected to create significant efficiencies and economies of scale as we share best practices across the new organization. Merger integration teams comprised of employees from both FirstEnergy and Allegheny began working in April 2010 to identify value drivers and estimate transaction benefits.
The proposed merger is a natural geographic fit that would bring together complementary assets and corporate cultures and create a strong company that is well-positioned for growth. Our strength is the diversity of our assets, and our strategic focus is on creating long-term value through our core operations — distribution operations, transmission operations and competitive generation and retail operations.
In our distribution operations, we remain focused on reliability, customer service and safety, and maintaining stable earnings growth. Our combined company will be committed to meeting regulatory expectations and leveraging best practices across seven states and ten operating utilities. FirstEnergy’s management structure and philosophy supports local authority and decision-making by maintaining a local presence, which includes regional offices for our utility operations.

Presently, our competitive generation portfolio of 13,236 MW contains a diverse mix of quality assets, including nuclear, coal, natural gas, wind and pumped storage.
In response to reduced customer demand and uncertainty related to proposed new federal environmental regulations, FirstEnergy announced in August 2010 operational changes at several fossil plants. Affected are nine units at four plants located on the shore of Lake Erie in Ohio, with 1,620 MW of total capacity. In September 2010, the units began operating with a minimum three-day notice and in response to customer demand. These operational changes provide future flexibility regarding potential plant retirements given the current ongoing uncertainty regarding future EPA mandates or environmental legislation. (see Environmental Outlook below). We plan to make a similar evaluation of Allegheny’s fossil assets once the merger is completed; however, because most of Allegheny’s supercritical units have already been retrofitted with environmental control equipment, it is the bulk of their older, regulated subcritical units that are most exposed to potential regulations.
In the fall of 2011, we plan to replace Davis-Besse’s reactor vessel head, accelerating the original replacement scheduled in 2014. We expect this proactive approach to provide additional margins of safety and reliability.
Construction continues on our Fremont Energy Center, which includes two natural gas combined-cycle combustion turbines and a steam turbine capable of producing 544 MW of load-following capacity and 163 MW of peaking capacity. We expect to complete construction of this facility by the end of 2011. On February 3, 2011, FirstEnergy and American Municipal Power, Inc. (AMP), entered into a non-binding Memorandum of Understanding (MOU) for the sale of our Fremont Energy Center. The MOU provides, among other things, for the parties to engage in exclusive negotiations towards a definitive agreement expected to be executed in March, 2011, with a targeted closing date in July, 2011. In addition to Fremont, Signal Peak has been identified as a non-strategic asset that could be made available for sale.
FirstEnergy has identified potential post-merger benefits in the competitive generation and retail business mostly related to expanding the FirstEnergy operating philosophy and model to the combined operation. These include:
•	Economies of scale and best practices related to fuel procurement and transportation;
•	Expanded use of fuel blending techniques;
•	Generation asset reliability improvement;
•	Dispatch optimization;
•	Outage best practices; and
•	Expansion of the retail sales growth strategy.
Our strategy is to sell our own physical generation output to sales channels in close proximity to our fleet at the highest achievable margins. Our retail business remains a key component of our strategy. FES continues to expand its regional reach through retail sales by using its competitive generation assets to back POLR, governmental aggregation and direct sales commitments.
Wholesale power prices remain under pressure in response to continued low gas prices, but we expect future improvements in power prices to benefit the combined fleet.

Financial Outlook
We remain committed to managing our operating and capital costs in order to achieve our financial goals and commitment to shareholders.
Our liquidity position remains strong, with access to more than $3.2 billion of liquidity, of which approximately $3.1 billion was available as of January 31, 2011.
Capital expenditures in 2011 are projected to be $1.4 billion, compared to $1.8 billion in 2010. We intend to continue to fund our capital requirements through cash generated from operations.
Positive earnings drivers for 2011 are expected to include:
•	Increased retail revenues associated with FES POLR, governmental aggregation and direct sales;
•	Reduced fuel expenses; and
•	Increased margin from Signal Peak.
Negative earnings drivers for 2011 are expected to include:
•	Decreased revenues associated with the expiration of the Met Ed/Penelec partial requirements agreement with FES;
•	Increase in net ancillary, congestion, and capacity expenses;
•	Increased purchased power expenses;
•	Additional planned nuclear outage for Davis-Besse’s reactor head replacement; and
•	Increased depreciation expenses and reduced capitalized interest, primarily associated with the Sammis plant environmental project.
Distribution deliveries and non-fuel, non-outage O&M expenses including employee benefits are expected to be essentially flat in 2011 compared to 2010.
FirstEnergy’s $2.75 billion revolving credit facility matures in August 2012. We intend to review our revolving credit facility needs post-merger and at a minimum anticipate pursuing renewal of the existing facility during the first half of 2011.
In December 2010, a new federal income tax law became effective that provides for bonus depreciation tax benefits. This new law is expected to provide approximately $500 million in additional cash to FirstEnergy through 2012.
We remain focused on liquidity and a strong balance sheet, as well as maintaining investment grade credit ratings. Our financial plan accelerates our goal of improving our financial strength and flexibility by significantly reducing debt by the end of 2012. In addition to cash generated from operations, we expect to deploy cash received through bonus depreciation tax benefits, as well as cash from the future sale of certain non-core assets, to this debt reduction initiative. These actions are expected to improve our credit metrics over the next several years.
Capital Expenditures Outlook
Our capital expenditure forecast for 2011 is projected to be $1.4 billion, which represents a $393 million decrease from 2010.
The main drivers of this decrease are the 2010 completion of the $1.8 billion Sammis AQC environmental compliance project and reduced spending for the Fremont facility, scheduled for completion in 2011.

Capital expenditures for our competitive energy services business (excluding the AQC project and Fremont facility) are expected to increase slightly in 2011. The primary cause is the previously announced decision to accelerate the replacement of the Davis-Besse nuclear reactor vessel head. This initiative began in 2010 and is expected to be completed in 2011. Other planned generation investments provide for maintenance of critical generation assets, deliver operational improvements to enhance reliability, and support our generation to market strategy.
For our regulated operations, capital expenditures are forecasted at $730 million in 2011. Approximately $100 million has been allocated to the transmission expansion initiative, which includes projects to satisfy transmission capacity and reliability requirements, transitioning to the PJM market, and connecting new load delivery and new wholesale generation points. Expenditures for Ohio and Pennsylvania energy efficiency and advanced metering initiatives are expected to be primarily reimbursed from distribution customers and federal stimulus funding. Other investments for transmission and distribution infrastructure are designed to achieve cost-effective improvements in the reliability of our service.
For 2012 and 2013 we anticipate average annual baseline capital expenditures of approximately $1.2 billion, exclusive of any additional opportunities or future mandated spending. Planned capital initiatives promote reliability, improve operations, and support current environmental and energy efficiency directives.
Actual capital spending for 2010 and projected capital spending for 2011 are as follows:

Capital Spending by Business Unit	2010	2011
	(In millions)
Energy Delivery	$729	$630
Nuclear	324	320
Fossil	174	160
FES Other	21	10
Corporate	59	50
AQC	249	4

Baseline Capital Expenditures	$1,556	$1,174
Fremont Facility	148	56
Burger Biomass	7	—
Transmission Expansion	79	100
Davis-Besse Reactor Vessel Head Replacement	23	90

	$1,813	$1,420

Environmental Outlook
At FirstEnergy, we continually strive to enhance environmental protection and remain good stewards of our natural resources. We devote significant resources to environmental compliance efforts, and our employees share a commitment to, and accountability for, environmental performance. Our corporate focus on continuous improvement is integral to our environmental programs.
We have spent more than $7 billion on environmental protection efforts since the initial passage of the Clean Air and Water Acts in the 1970s, and these investments are making a difference. Over the past five years, we have invested approximately $1.8 billion at our W.H. Sammis Plant in Stratton, Ohio, to further reduce emissions of SO2 by over 95% and NOx by at least 64%. This is one of the largest environmental retrofit projects in the nation and was recognized by Platts as the 2010 construction project of the year. Since 1990, we have reduced emissions of NOx by more than 83%, SO2 by more than 82%, and mercury by about 60%. Also, our CO2 emission rate, in pounds of CO2 per kWh, has dropped by 19% during this period. Emission rates for our power plants are lower than the regional average.
By the end of 2011, we expect approximately 70% of our generation fleet to be non-emitting or low emitting generation. Over 52% of our coal-fired generating fleet will have full NOx and SO2 equipment controls thus significantly decreasing our exposure to future environmental requirements.
One of the key issues facing our company and industry is global-climate—change-related mandates. Lawmakers at the state and federal levels are exploring and implementing a wide range of responses. We believe our generation fleet is very well positioned to compete in a carbon-constrained economy. In addition, we believe that upon consummation of the proposed merger with Allegheny, our competitive position will be enhanced with an even more diverse mix of fully-scrubbed fossil generation, non-emitting nuclear and renewable generation, including large-scale storage.

We have taken aggressive steps over the past two decades that have increased our generating capacity without adding to overall CO2 emissions. For example, since 1990, we have reconfigured our fleet by retiring nearly 1,000 MWs of older, coal-based generation and adding more than 1,800 MWs of non-emitting nuclear capacity. Through these and other actions, we have increased our generating capacity by nearly 15% over the same period while avoiding some 350 million metric tons of CO2 emissions. Today, nearly 40% of our electricity is generated without emitting CO2 — a key advantage that will help us meet the challenge of future governmental climate change mandates. And with recent announcements in 2009, including the expanded use of renewable energy, energy storage and natural gas, our CO2 emission rate will decline even further in the future.
We have taken a leadership role in pursuing new ventures and testing and developing new technologies that show promise in achieving additional reductions in CO2 emissions. These include:
•	Sales of over 1 million MWH per year of wind generation.
•	Testing of CO2 sequestration to gain a better understanding of the potential for geological storage of CO2.
•	Supporting afforestation — growing forests on non-forested land — and other efforts designed to remove CO2 from the environment.
•
Reducing emissions of SF6 (sulfur hexafluoride) by nearly 15 metric tons, resulting in an equivalent reduction of nearly 315,000 metric tons of CO2, through the EPA’s SF6 Emissions Reduction Partnership for Electric Power Systems.

•	Supporting research to develop and evaluate cost effective sorbent materials for CO2 capture including work by Powerspan at the Burger Plant, The University of Akron and the EPRI.
We remain actively engaged in the federal and state debate over future environmental requirements and legislation, especially those dealing with global climate change, hazardous air pollutants, coal combustion residues and water effluent discharges. We are committed to working with policy makers and regulators to develop fair and reasonable requirements, with the goal of reducing emissions while minimizing the economic impact on our customers. Due to the significant uncertainty as to the final form or timing of any such legislation and regulation at both the federal and state levels, we are unable to determine the potential impact and risks associated with future emissions requirements.
We also have a long history of supporting research in distributed energy resources. Distributed energy resources include fuel cells, solar and wind systems or energy storage technologies located close to the customer or direct control of customer loads to provide alternatives or enhancements to the traditional electric power system. We are testing the world’s largest utility-scale fuel cell system at our Eastlake power plant to determine its feasibility for augmenting generating capacity during summer peak-use periods. Through a partnership with EPRI, the Cuyahoga Valley National Park, the Department of Defense and Case Western Reserve University, two solid-oxide fuel cells were installed as part of a test program to explore the technology and the environmental benefits of distributed generation.
We are also evaluating the impact of distributed energy storage on the distribution system through analysis and field demonstrations of advanced battery technologies. FirstEnergy’s EasyGreen® load-management program utilizes two-way communication capability with customers’ non-critical equipment such as air conditioners in New Jersey and Pennsylvania to help manage peak loading on the electric distribution system. FirstEnergy has also made an online interactive energy efficiency tool, Home Energy Analyzer, available for its customers to help achieve electricity use-reduction goals.

RISKS AND CHALLENGES
In executing our strategy, we face a number of industry and enterprise risks and challenges, including:
•	risks arising from the reliability of our power plants and transmission and distribution equipment;
•	changes in commodity prices could adversely affect our profit margins;
•	we are exposed to operational, price and credit risks associated with selling and marketing products in the power markets that we do not always completely hedge against;

•	the use of derivative contracts by us to mitigate risks could result in financial losses that may negatively impact our financial results;
•	financial derivatives reforms could increase our liquidity needs and collateral costs;
•	our risk management policies relating to energy and fuel prices, and counterparty credit, are by their very nature risk related, and we could suffer economic losses despite such policies;
•	nuclear generation involves risks that include uncertainties relating to health and safety, additional capital costs, the adequacy of insurance coverage and nuclear plant decommissioning;
•
capital market performance and other changes may decrease the value of the decommissioning trust fund, pension fund assets and other trust funds which then could require significant additional funding;

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

•	we are subject to financial performance risks related to regional and general economic cycles and also related to heavy manufacturing industries such as automotive and steel;
•	increases in customer electric rates and economic uncertainty may lead to a greater amount of uncollectible customer accounts;
•	the goodwill of one or more of our operating subsidiaries may become impaired, which would result in write-offs of the impaired amounts;
•	we face certain human resource risks associated with the availability of trained and qualified labor to meet our future staffing requirements;
•	significant increases in our operation and maintenance expenses, including our health care and pension costs, could adversely affect our future earnings and liquidity;
•	our business is subject to the risk that sensitive customer data may be compromised, which could result in an adverse impact to our reputation and/or results of operations;
•	acts of war or terrorism could negatively impact our business;
•	capital improvements and construction projects may not be completed within forecasted budget, schedule or scope parameters;
•	changes in technology may significantly affect our generation business by making our generating facilities less competitive;

•	we may acquire assets that could present unanticipated issues for our business in the future, which could adversely affect our ability to realize anticipated benefits of those acquisitions;
•	ability of certain FirstEnergy companies to meet their obligations to other FirstEnergy companies;
•	our pending merger with Allegheny may not achieve its intended results;
•	upon consummation of the pending merger we will be subject to business uncertainties that could adversely affect our financial results;

•
once the pending merger is closed the combined company will have a higher percentage of coal-fired generation capacity compared to FirstEnergy’s previous generation mix. As a result, FirstEnergy may be exposed to greater risk from regulations of coal and coal combustion by-products than it faced prior to the merger;

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

•	our profitability is impacted by our affiliated companies’ continued authorization to sell power at market-based rates;
•	there are uncertainties relating to our participation in RTOs;
•
a significant delay in or challenges to various elements of ATSI’s consolidation into PJM, including but not limited to, the intervention of parties to the regulatory proceedings could have a negative impact on our results of operations and financial condition;

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
RESULTS OF OPERATIONS
The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 15 to the consolidated financial statements. Earnings available to FirstEnergy by major business segment were as follows:

				Increase (Decrease)
	2010	2009	2008	2010 vs 2009	2009 vs 2008
	(In millions, except per share data)
Earnings (Loss) By Business Segment:
Energy delivery services	$607	$435	$916	$172	$(481)
Competitive energy services	258	517	472	(259)	45
Other and reconciling adjustments*	(81)	54	(46)	(135)	100

Total	$784	$1,006	$1,342	$(222)	$(336)

Basic Earnings Per Share	$2.58	$3.31	$4.41	$(0.73)	$(1.10)
Diluted Earnings Per Share	$2.57	$3.29	$4.38	$(0.72)	$(1.09)

*	Consists primarily of interest expense related to holding company debt, corporate support services revenues and expenses, noncontrolling interests and the elimination of intersegment transactions.

Summary of Results of Operations — 2010 Compared with 2009
Financial results for FirstEnergy’s major business segments in 2010 and 2009 were as follows:

	Energy	Competitive	Other and
	Delivery	Energy	Reconciling	FirstEnergy
2010 Financial Results	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$9,271	$3,252	$—	$12,523
Other	542	292	(92)	742
Internal*	139	2,301	(2,366)	74

Total Revenues	9,952	5,845	(2,458)	13,339

Expenses:
Fuel	—	1,440	(8)	1,432
Purchased power	5,266	1,724	(2,366)	4,624
Other operating expenses	1,492	1,436	(78)	2,850
Provision for depreciation	451	254	41	746
Amortization of regulatory assets	722	—	—	722
Deferral of new regulatory assets	—	—	—	—
Impairment of long lived assets	—	384	—	384
General taxes	653	113	10	776

Total Expenses	8,584	5,351	(2,401)	11,534

Operating Income	1,368	494	(57)	1,805

Other Income (Expense):
Investment income	102	51	(36)	117
Interest expense	(496)	(221)	(128)	(845)
Capitalized interest	5	92	68	165

Total Other Expense	(389)	(78)	(96)	(563)

Income Before Income Taxes	979	416	(153)	1,242
Income taxes	372	158	(48)	482

Net Income (Loss)	607	258	(105)	760
Loss attributable to noncontrolling interest	—	—	(24)	(24)

Earnings available to FirstEnergy Corp.	$607	$258	$(81)	$784

*	Under the accounting standard for the effects of certain types of regulation, internal revenues are not fully offset for sale of RECs by FES to the Ohio Companies that are retained in inventory.

	Energy	Competitive	Other and
	Delivery	Energy	Reconciling	FirstEnergy
2009 Financial Results	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$10,585	$1,447	$—	$12,032
Other	559	447	(82)	924
Internal*	—	2,843	(2,826)	17

Total Revenues	11,144	4,737	(2,908)	12,973

Expenses:
Fuel	—	1,153	—	1,153
Purchased power	6,560	996	(2,826)	4,730
Other operating expenses	1,424	1,357	(84)	2,697
Provision for depreciation	445	270	21	736
Amortization of regulatory assets	1,155	—	—	1,155
Deferral of new regulatory assets	(136)	—	—	(136)
Impairment of long lived assets	—	6	—	6
General taxes	641	108	4	753

Total Expenses	10,089	3,890	(2,885)	11,094

Operating Income	1,055	847	(23)	1,879

Other Income (Expense):
Investment income	139	121	(56)	204
Interest expense	(472)	(166)	(340)	(978)
Capitalized interest	3	60	67	130

Total Other Income (Expense)	(330)	15	(329)	(644)

Income Before Income Taxes	725	862	(352)	1,235
Income taxes	290	345	(390)	245

Net Income	435	517	38	990
Loss attributable to noncontrolling interest	—	—	(16)	(16)

Earnings available to FirstEnergy Corp.	$435	$517	$54	$1,006

*	Under the accounting standard for the effects of certain types of regulation, Internal revenues are not fully offset for sale of RECs by FES to the Ohio Companies that are retained in inventory.

	Energy	Competitive	Other and
Changes Between 2010 and 2009 Financial	Delivery	Energy	Reconciling	FirstEnergy
Results Increase (Decrease)	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$(1,314)	$1,805	$—	$491
Other	(17)	(155)	(10)	(182)
Internal*	139	(542)	460	57

Total Revenues	(1,192)	1,108	450	366

Expenses:
Fuel	—	287	(8)	279
Purchased power	(1,294)	728	460	(106)
Other operating expenses	68	79	6	153
Provision for depreciation	6	(16)	20	10
Amortization of regulatory assets	(433)	—	—	(433)
Deferral of new regulatory assets	136	—	—	136
Impairment of long lived assets	—	378	—	378
General taxes	12	5	6	23

Total Expenses	(1,505)	1,461	484	440

Operating Income	313	(353)	(34)	(74)

Other Income (Expense):
Investment income	(37)	(70)	20	(87)
Interest expense	(24)	(55)	212	133
Capitalized interest	2	32	1	35

Total Other Expense	(59)	(93)	233	81

Income Before Income Taxes	254	(446)	199	7
Income taxes	82	(187)	342	237

Net Income	172	(259)	(143)	(230)
Loss attributable to noncontrolling interest	—	—	(8)	(8)

Earnings available to FirstEnergy Corp.	$172	$(259)	$(135)	$(222)

*	Under the accounting standard for the effects of certain types of regulation, internal revenues are not fully offset for sale of RECs by FES to the Ohio Companies that are retained in inventory.
Energy Delivery Services — 2010 Compared to 2009
Net income increased $172 million to $607 million in 2010 compared to $435 million in 2009, primarily due to CEI’s $216 million regulatory asset impairment in 2009, partially offset by increases in other operating expenses. Lower generation revenues were offset by lower purchased power expenses.
Revenues —
The decrease in total revenues resulted from the following sources:

			Increase
Revenues by Type of Service	2010	2009	(Decrease)
	(In millions)
Distribution services	$3,629	$3,419	$210

Generation sales:
Retail	4,456	5,764	(1,308)
Wholesale	841	752	89

Total generation sales	5,297	6,516	(1,219)

Transmission	833	1,028	(195)
Other	193	181	12

Total Revenues	$9,952	$11,144	$(1,192)

The increase in distribution deliveries by customer class is summarized in the following table:

Electric Distribution KWH Deliveries
Residential	5.9%
Commercial	2.8%
Industrial	8.4%

Total Distribution KWH Deliveries	5.6%

Higher deliveries to residential and commercial customers reflect increased weather-related usage due to a 70% increase in cooling degree days in 2010 compared to 2009, partially offset by a 4% decrease in heating degree days for the same period. In the industrial sector, KWH deliveries increased primarily to major automotive customers (16%), refinery customers (7%) and steel customers (38%). The increase in distribution service revenues also reflects the Pennsylvania Companies’ recovery of the Pennsylvania EE&C as approved by the PPUC in March 2010 and the accelerated recovery of deferred distribution costs in Ohio, partially offset by a reduction in the transition rate for CEI effective June 1, 2009.
The following table summarizes the price and volume factors contributing to the $1.2 billion decrease in generation revenues in 2010 compared to 2009:

Increase
Source of Change in Generation Revenues	(Decrease)
(In millions)
Retail:
Effect of 24.9% decrease in sales volumes	$(1,438)
Change in prices	130

(1,308)

Wholesale:
Effect of 8.4% decrease in sales volumes	(64)
Change in prices	153

89

Net Decrease in Generation Revenues	$(1,219)

The decrease in retail generation sales volumes was primarily due to an increase in customer shopping in the Ohio Companies’ service territories. Total generation KWH provided by alternative suppliers as a percentage of total KWH deliveries by the Ohio Companies increased to 62% in 2010 from 17% in 2009. The decrease in volumes was partially offset by increases in generation revenues due to higher rates from the May 2009 Ohio CBP that include the recovery of transmission costs.
The increase in wholesale generation revenues reflected higher prices and increased capacity sales for Met-Ed and Penelec in the PJM market.
Transmission revenues decreased $195 million primarily due to the termination of the Ohio Companies’ transmission tariff effective June 1, 2009; transmission costs are now a component of the cost of generation established under the May 2009 Ohio CBP.
Expenses —
Total expenses decreased by $1.5 billion due to the following:
•
Purchased power costs were $1.3 billion lower in 2010, largely due to lower volume requirements. The decrease in volumes from non-affiliates resulted principally from the termination of a third-party supply contract for Met-Ed and Penelec in January 2010 and from the increase in customer shopping in the Ohio Companies’ service territories. The decrease in purchases from FES also resulted from the increase in customer shopping in Ohio.

•
An increase in purchased power unit costs from non-affiliates in 2010 resulted from higher capacity prices in the PJM market for Met-Ed and Penelec. A decrease in unit costs for purchases from FES was principally due to the lower weighted average unit price per KWH established under the May 2009 CBP auction for the Ohio Companies effective June 1, 2009.

Increase
Source of Change in Purchased Power	(Decrease)
(In millions)
Purchases from non-affiliates:
Change due to increased unit costs	$619
Change due to decreased volumes	(1,489)

(870)

Purchases from FES:
Change due to decreased unit costs	(257)
Change due to decreased volumes	(250)

(507)

Decrease in costs deferred	83

Net Decrease in Purchased Power Costs	$(1,294)

•
Transmission expenses increased $70 million primarily due to higher PJM network transmission expenses and congestion costs for Met-Ed and Penelec, partially offset by lower MISO network transmission expenses that are reflected in the generation rate established under the May 2009 Ohio CBP. Met-Ed and Penelec defer or amortize the difference between revenues from their transmission rider and transmission costs incurred with no material effect on earnings.

•	Energy efficiency program costs, which are also recovered through rates, increased $41 million in 2010 compared to 2009.
•
Labor and employee benefit expenses decreased by $34 million due to lower pension and OPEB expenses, lower payroll costs resulting from staffing reductions implemented in 2009, and restructuring expenses recognized in 2009.

•	Expenses for economic development commitments related to the Ohio Companies’ ESP were lower by $11 million in 2010 compared to 2009.
•	Depreciation expense increased $6 million due to property additions since 2009.
•
Amortization of regulatory assets decreased $433 million due primarily to the absence of the $216 million impairment of CEI’s regulatory assets in 2009, reduced net MISO and PJM transmission cost amortization and reduced CTC amortization for Met-Ed and Penelec, partially offset by increased amortization associated with the accelerated recovery of deferred distribution costs in Ohio and a $35 million regulatory asset impairment in 2010 associated with the Ohio Companies’ ESP.

•	The deferral of new regulatory assets decreased $136 million in 2010 due to CEI’s purchased power cost deferrals that ended in early 2009.
•	General taxes increased $12 million principally due to a benefit relating to Ohio KWH excise taxes that was recognized in 2009 and applicable to prior years.
Other Expense —
Other expense increased $59 million in 2010 compared to 2009 primarily due to lower nuclear decommissioning trust investment income ($37 million) and higher net interest expense associated with debt issuances by the Utilities during 2009 ($22 million).
Competitive Energy Services — 2010 Compared to 2009
Net income decreased to $258 million in 2010 compared to $517 million in 2009. The decrease in net income was primarily due to $384 million of impairment charges ($240 million net of tax) in 2010. In addition, FES sold a 6.65% participation interest in OVEC in 2010 compared to a 9% interest in 2009, accounting for $105 million of the reduction in net income. Investment income from nuclear decommissioning trusts was also lower in 2010. These reductions were partially offset by an increase in sales margins.

Revenues —
Total revenues increased $1,108 million in 2010 compared to the same period in 2009 primarily due to an increase in direct and government aggregation sales and sales of RECs, partially offset by decreases in POLR sales to the Ohio Companies, other wholesale sales and the reduced OVEC participation interest sale in 2010.
The increase in reported segment revenues resulted from the following sources:

			Increase
Revenues by Type of Service	2010	2009	(Decrease)
	(In millions)
Direct and Government Aggregation	$2,494	$779	$1,715
POLR	2,436	2,863	(427)
Wholesale	550	632	(82)
Transmission	77	73	4
RECs	74	17	57
Sale of OVEC participation interest	85	252	(167)
Other	129	121	8

Total Revenues	$5,845	$4,737	$1,108

The increase in direct and government aggregation revenues of $1.7 billion resulted from increased revenue from the acquisition of new commercial and industrial customers as well as from new government aggregation contracts with communities in Ohio that provide generation to 1.5 million residential and small commercial customers at the end of 2010 compared to approximately 600,000 customers at the end of 2009. Increases in direct sales were partially offset by lower unit prices. Sales to residential and small commercial customers were also bolstered by summer weather in the delivery area that was significantly warmer than in 2009.
The decrease in POLR revenues of $427 million was due to lower sales volumes and lower unit prices to the Ohio Companies, partially offset by increased sales volumes and higher unit prices to the Pennsylvania Companies. The lower sales volumes and unit prices to the Ohio Companies in 2010 reflected the results of the May 2009 CBP. The increased revenues to the Pennsylvania Companies resulted from FES supplying Met-Ed and Penelec with volumes previously supplied through a third-party contract and at prices that were slightly higher than in 2009.
Other wholesale revenues decreased $82 million due to reduced volumes, partially offset by higher prices. Lower sales volumes in MISO were due to available capacity serving increased retail sales in Ohio partially offset by increased sales under bilateral agreements in PJM.
The following tables summarize the price and volume factors contributing to changes in revenues from generation sales:

Increase
Source of Change in Direct and Government Aggregation	(Decrease)
(In millions)
Direct Sales:
Effect of increase in sales volumes	$1,083
Change in prices	(82)

1,001

Government Aggregation:
Effect of increase in sales volumes	704
Change in prices	10

714

Net Increase in Direct and Government Aggregation Revenues	$1,715

Increase
Source of Change in Wholesale Revenues	Decrease
(In millions)
POLR:
Effect of 5.3% decrease in sales volumes	$(153)
Change in prices	(274)

(427)

Other Wholesale:
Effect of 26.5% decrease in sales volumes	(105)
Change in prices	23

(82)

Net Decrease in Wholesale Revenues	$(509)

Expenses —
Total expenses increased $1.5 billion in 2010 due to the following factors:
•
Fuel costs increased $287 million in 2010 compared to 2009 primarily due to increased volumes consumed ($217 million) and higher unit prices ($70 million). The higher volumes consumed in 2010 were due to increased sales to direct and government aggregation customers, improved economic conditions and improved generating unit availability. The increase in unit prices was due primarily to increased coal transportation costs and to higher nuclear fuel unit prices following the refueling outages that occurred in 2009 and 2010.

•	Purchased power costs increased $728 million. Increased volumes purchased primarily relate to the assumption of a 1,300 MW third party contract from Met-Ed and Penelec.
•
Fossil operating costs decreased $12 million due primarily to lower labor and professional and contractor costs, which were partially offset by reduced gains from the sale of emission allowances and excess coal.

•
Nuclear operating costs decreased $21 million due primarily to lower labor, consulting and contractor costs partially offset by increased nuclear property insurance and employee benefit costs. The year 2010 had one less refueling outage and fewer extended outages than the same period of 2009.

•
Transmission expenses increased $25 million due primarily to increased costs in MISO of $170 million from higher network, ancillary and congestion costs, partially offset by lower PJM transmission expenses of $145 million due to lower congestion costs.

•	Depreciation expense decreased $16 million principally due to reduced depreciable property associated with the impairments described below and the sale of the Sumpter plant in early 2010.
•	General taxes increased $5 million due to an increase in revenue-related taxes.
•
Other expenses increased $465 million primarily due to a $384 million impairment charge ($240 million net of tax) related to operational changes at certain smaller coal-fired units in response to the continued slow economy, lower demand for electricity and uncertainty related to proposed new federal environmental regulations. Expenses were also increased due to the significant growth in FES’ retail business — professional and contractor expenses, billings from affiliated service companies, uncollectible customer accounts and agent fees.

Other Expense —
Total other expense in 2010 was $93 million higher than the same period in 2009, primarily due to a decrease in nuclear decommissioning trust investment income ($66) million and a $23 million increase in net interest expense from new long-term debt issued in late 2009 combined with the restructuring of outstanding PCRBs that occurred throughout 2009 and 2010.

Other — 2010 Compared to 2009
Financial results from other operating segments and reconciling items, including interest expense on holding company debt and corporate support services revenues and expenses, resulted in a $135 million decrease in earnings available to FirstEnergy in 2010 compared to 2009. The decrease resulted primarily from increased income tax expense ($342 million) due in part to the absence of favorable tax settlements that occurred in 2009 ($200 million), partially offset by the absence of 2009 debt retirement costs in connection with the tender offer for holding company debt ($90 million), decreased interest expense associated with the debt retirement ($53 million), increased investment income ($20 million) and decreased depreciation ($20 million).
Summary of Results of Operations — 2009 Compared with 2008
Financial results for FirstEnergy’s major business segments in 2009 were as follows:

	Energy	Competitive	Other and
	Delivery	Energy	Reconciling	FirstEnergy
2009 Financial Results	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$10,585	$1,447	$—	$12,032
Other	559	447	(82)	924
Internal*	—	2,843	(2,826)	17

Total Revenues	11,144	4,737	(2,908)	12,973

Expenses:
Fuel	—	1,153	—	1,153
Purchased power	6,560	996	(2,826)	4,730
Other operating expenses	1,424	1,357	(84)	2,697
Provision for depreciation	445	270	21	736
Amortization of regulatory assets	1,155	—	—	1,155
Deferral of new regulatory assets	(136)	—	—	(136)
Impairment of long lived assets	—	6	—	6
General taxes	641	108	4	753

Total Expenses	10,089	3,890	(2,885)	11,094

Operating Income	1,055	847	(23)	1,879

Other Income (Expense):
Investment income	139	121	(56)	204
Interest expense	(472)	(166)	(340)	(978)
Capitalized interest	3	60	67	130

Total Other Expense	(330)	15	(329)	(644)

Income Before Income Taxes	725	862	(352)	1,235
Income taxes	290	345	(390)	245

Net Income	435	517	38	990
Loss attributable to noncontrolling interest	—	—	(16)	(16)

Earnings available to FirstEnergy Corp.	$435	$517	$54	$1,006

*	Under the accounting standard for the effects of certain types of regulation, internal revenues are not fully offset for sale of RECs by FES to the Ohio Companies that are retained in inventory.

	Energy	Competitive	Other and
	Delivery	Energy	Reconciling	FirstEnergy
2008 Financial Results	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$11,360	$1,333	$—	$12,693
Other	708	238	(12)	934
Internal	—	2,968	(2,968)	—

Total Revenues	12,068	4,539	(2,980)	13,627

Expenses:
Fuel	2	1,338	—	1,340
Purchased power	6,480	779	(2,968)	4,291
Other operating expenses	2,022	1,142	(119)	3,045
Provision for depreciation	417	243	17	677
Amortization of regulatory assets	1,053	—	—	1,053
Deferral of new regulatory assets	(316)	—	—	(316)
Impairment of long lived assets	—	—	—	—
General taxes	646	109	23	778

Total Expenses	10,304	3,611	(3,047)	10,868

Operating Income	1,764	928	67	2,759

Other Income (Expense):
Investment income	171	(34)	(78)	59
Interest expense	(411)	(152)	(191)	(754)
Capitalized interest	3	44	5	52

Total Other Expense	(237)	(142)	(264)	(643)

Income Before Income Taxes	1,527	786	(197)	2,116
Income taxes	611	314	(148)	777

Net Income	916	472	(49)	1,339
Loss attributable to noncontrolling interest	—	—	(3)	(3)

Earnings available to FirstEnergy Corp.	$916	$472	$(46)	$1,342

	Energy	Competitive	Other and
Changes Between 2009 and 2008 Financial	Delivery	Energy	Reconciling	FirstEnergy
Results Increase (Decrease)	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$(775)	$114	$—	$(661)
Other	(149)	209	(70)	(10)
Internal*	—	(125)	142	17

Total Revenues	(924)	198	72	(654)

Expenses:
Fuel	(2)	(185)	—	(187)
Purchased power	80	217	142	439
Other operating expenses	(598)	215	35	(348)
Provision for depreciation	28	27	4	59
Amortization of regulatory assets	102	—	—	102
Deferral of new regulatory assets	180	—	—	180
Impairment of long lived assets	—	6	—	6
General taxes	(5)	(1)	(19)	(25)

Total Expenses	(215)	279	162	226

Operating Income	(709)	(81)	(90)	(880)

Other Income (Expense):
Investment income	(32)	155	22	145
Interest expense	(61)	(14)	(149)	(224)
Capitalized interest	—	16	62	78

Total Other Expense	(93)	157	(65)	(1)

Income Before Income Taxes	(802)	76	(155)	(881)
Income taxes	(321)	31	(242)	(532)

Net Income	(481)	45	87	(349)
Loss attributable to noncontrolling interest	—	—	(13)	(13)

Earnings available to FirstEnergy Corp.	$(481)	$45	$100	$(336)

*	Under the accounting standard for the effects of certain types of regulation, internal revenues are not fully offset for sale of RECs by FES to the Ohio Companies that are retained in inventory.
Energy Delivery Services — 2009 Compared to 2008
Net income decreased $481 million to $435 million in 2009 compared to $916 million in 2008, primarily due to lower revenues, increased purchased power costs and decreased deferrals of new regulatory assets, partially offset by lower other operating expenses.
Revenues —
The decrease in total revenues resulted from the following sources:

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

The lower revenues from distribution services were driven primarily by the reductions in sales volume associated with milder weather and economic conditions. The decrease in residential deliveries reflected reduced weather-related usage compared to 2008, as cooling degree days and heating degree days decreased by 17% and 1%, respectively. The decreases in distribution deliveries to commercial and industrial customers were primarily due to economic conditions in FirstEnergy’s service territory. In the industrial sector, KWH deliveries declined to major automotive customers by 20.2% and to steel customers by 36.2%. Reduced revenues from transition charges for OE and TE that ceased with the full recovery of related costs effective January 1, 2009 and the transition rate reduction for CEI effective June 1, 2009, were offset by PUCO-approved distribution rate increases (see Regulatory Matters — Ohio).
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

The decrease in retail generation sales volumes from 2008 was primarily due to the weakened economic conditions and milder weather described above. Retail generation prices increased for JCP&L and Penn during 2009 as a result of their power procurement processes. For the Ohio Companies, average prices increased primarily due to the higher fuel cost recovery riders that were effective from January through May 2009. In addition, effective June 1, 2009, the Ohio Companies’ transmission tariff ended and transmission costs became a component of the generation rate established under the CBP.
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
Expenses —
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

The following table summarizes the sources of changes in purchased power costs:

Increase
Source of Change in Purchased Power	(Decrease)
(In millions)
Purchases from non-affiliates:
Change due to increased unit costs	$58
Change due to increased volumes	312

370

Purchases from FES:
Change due to increased unit costs	583
Change due to decreased volumes	(725)

(142)

Increase in NUG costs deferred	(148)

Net Increase in Purchased Power Costs	$80

•	Transmission expenses were lower by $481 million in 2009, reflecting the change in the transmission tariff under the Ohio Companies’ CBP, reduced transmission volumes and lower congestion costs.
•
Intersegment cost reimbursements related to the Ohio Companies’ nuclear generation leasehold interests increased by $114 million in 2009. Prior to 2009, a portion of OE’s and TE’s leasehold costs were recovered through customer transition charges. Effective January 1, 2009, these leasehold costs are reimbursed from the competitive energy services segment.

•
Labor and employee benefit expenses decreased by $39 million reflecting changes to Energy Delivery’s organizational and compensation structure and increased resources dedicated to capital projects, partially offset by higher pension expenses resulting from reduced pension plan asset values at the end of 2008.

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
Other Expense —
Other expense increased $93 million in 2009 compared to 2008. Lower investment income of $32 million resulted primarily from repaid notes receivable from affiliates. Higher interest expense (net of capitalized interest) of $61 million resulted from a net increase in debt of $1.8 billion by the Utilities and ATSI during 2009.
Competitive Energy Services — 2009 Compared to 2008
Net income increased to $517 million in 2009 compared to $472 million in the same period of 2008. The increase in net income includes FGCO’s gain from the sale of a 9% participation interest in OVEC, increased sales margins, and an increase in investment income, offset by a mark-to-market adjustment relating to purchased power contracts for delivery in 2010 and 2011.

Revenues —
Total revenues increased $198 million in 2009 compared to the same period in 2008. This increase primarily resulted from the OVEC sale and higher unit prices on affiliated generation sales to the Ohio Companies and non-affiliated customers, partially offset by lower sales volumes.
The increase in reported segment revenues resulted from the following sources:

			Increase
Revenues by Type of Service	2009	2008	(Decrease)
	(In millions)
Non-Affiliated Generation Sales:
Retail	$778	$615	$163
Wholesale	669	718	(49)

Total Non-Affiliated Generation Sales	1,447	1,333	114
Affiliated Generation Sales	2,843	2,968	(125)
Transmission	73	150	(77)
Sale of OVEC participation interest	252	—	252
Other	122	88	34

Total Revenues	$4,737	$4,539	$198

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
The lower affiliated company wholesale generation revenues of $125 million were due to lower sales volumes to the Ohio Companies combined with lower unit prices to the Pennsylvania companies, partially offset by higher unit prices to the Ohio Companies and increased sales volumes to the Pennsylvania Companies. The lower sales volumes and higher unit prices to the Ohio Companies reflected the results of the power procurement processes in the first half of 2009 (see Regulatory Matters — Ohio). The higher sales to the Pennsylvania Companies were due to increased Met-Ed and Penelec generation sales requirements supplied by FES partially offset by lower sales to Penn due to decreased default service requirements in 2009 compared to 2008. Additionally, while unit prices for each of the Pennsylvania Companies did not change, the mix of sales among the companies caused the overall price to decline.
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
Retail:
Effect of 36.3% decrease in sales volumes	$(837)
Change in prices	645

(192)

Wholesale:
Effect of 14.7% increase in sales volumes	97
Change in prices	(30)

67

Net Decrease in Affiliated Generation Revenues	$(125)

Transmission revenues decreased $77 million due primarily to reduced loads following the expiration of the government aggregation programs in Ohio at the end of 2008 and to the inclusion of the transmission-related component in the retail rates in mid-2009. In 2009 FGCO sold 9% of its participation interest in OVEC resulting in a $252 million ($158 million, after tax) gain. Other revenue increased $28 million primarily due to income associated with NGC’s acquisition of equity interests in the Perry and Beaver Valley Unit 2 leases.
Expenses —
Total expenses increased $279 million in 2009 due to the following factors:
•
Fossil Fuel costs decreased $198 million due primarily to lower generation volumes ($307 million) partially offset by higher unit prices ($109 million). Nuclear Fuel costs increased $13 million as higher unit prices ($26 million) were partially offset by lower generation ($13 million).

•
Purchased power costs increased $217 million due to a mark-to-market adjustment ($205 million) relating to purchased power contracts for delivery in 2010 and 2011 and higher unit prices ($33 million) that resulted primarily from higher capacity costs, partially offset by lower volumes purchased ($21 million) due to FGCO’s reduced participation interest in OVEC.

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

•	Other expense increased $78 million due primarily to increased intersegment billings for leasehold costs from the Ohio Companies and higher pension costs.
•	Depreciation expense increased $27 million due to NGC’s increased ownership interest in Beaver Valley Unit 2 and Perry.
Other Income (Expense) —
Total other income in 2009 was $15 million compared to total other expense in 2008 of $142 million, resulting primarily from a $155 million increase from gains on the sale of nuclear decommissioning trust investments. During 2009, the majority of the nuclear decommissioning trust holdings were converted to more closely align with the liability being funded.
Other — 2009 Compared to 2008
Our financial results from other operating segments and reconciling items resulted in a $100 million increase in net income in 2009 compared to 2008. The increase resulted primarily from $200 million of favorable tax settlements, offset by debt redemption costs of $90 million and by the absence of the gain from the sale of telecommunication assets ($19 million, net of taxes) in 2008.

POSTRETIREMENT BENEFITS
FirstEnergy provides a noncontributory qualified defined benefit pension plan that covers substantially all of our employees and non-qualified pension plans that cover certain employees. The plans provide defined benefits based on years of service and compensation levels. We also provide health care benefits, which include certain employee contributions, deductibles, and co-payments, upon retirement to employees hired prior to January 1, 2005, their dependents, and under certain circumstances, their survivors. Benefit plan assets and obligations are remeasured annually using a December 31 measurement date. Adverse market conditions during 2008 increased 2009 costs, which were partially offset by the effects of a $500 million voluntary cash pension contribution and an OPEB plan amendment in 2009. Recovering market conditions and greater returns on higher asset levels decreased postretirement benefit expense in 2010, partially offset by a full year of realization on the reduction in benefit liability resulting from the OPEB plan amendment in 2009. Pension and OPEB expenses are included in various cost categories and have contributed to cost increases discussed above for 2010. The following table reflects the portion of qualified and non-qualified pension and OPEB costs that were charged to expense in the three years ended December 31, 2010:

Postretirement Benefits Expense (Credits)	2010	2009	2008
	(In millions)
Pension	$174	$185	$(23)
OPEB	(90)	(40)	(37)

Total	$84	$145	$(60)

As of December 31, 2010, our pension plan was underfunded and we currently anticipate that an additional voluntary cash contribution of $250 million will be made in 2011.
The overall actual investment result during 2010 was a gain of 10% compared to an assumed 8.5% return. Based on discount rates of 5.50% for pension, 5.00% for OPEB and an estimated return on assets of 8.25%, our 2011 pre-tax net periodic postretirement benefit expense is expected to be approximately $92 million.
SUPPLY PLAN
Regulated Commodity Sourcing
The Utilities have a default service obligation to provide power to non-shopping customers who have elected to continue to receive service under regulated retail tariffs. The volume of these sales can vary depending on the level of shopping that occurs. Supply plans vary by state and by service territory. JCP&L’s default service supply is secured through a statewide competitive procurement process approved by the NJBPU. The Ohio Companies and Penn’s default service supplies are provided through a competitive procurement process approved by the PUCO and PPUC, respectively. The default service supply for Met-Ed and Penelec was secured through a FERC-approved agreement with FES through 2010, transitioning to a PPUC-approved competitive procurement process in 2011. If any supplier fails to deliver power to any one of the Utilities’ service areas, the Utility serving that area may need to procure the required power in the market in their role as a POLR.
Unregulated Commodity Sourcing
FES provides energy and energy related services, including the generation and sale of electricity and energy planning and procurement through retail and wholesale competitive supply arrangements. FES controls 13,236 MW of installed generating capacity. FES supplies the power requirements of its competitive load-serving obligations through a combination of subsidiary-owned generation, non-affiliated contracts and spot market transactions.
FES has retail and wholesale competitive load-serving obligations in Ohio, Pennsylvania, Illinois, Maryland, Michigan and New Jersey serving both affiliated and non-affiliated companies. FES provides energy products and services to customers under various POLR, shopping, competitive-bid and non-affiliated contractual obligations. In 2010, FES’ generation was used to serve two primary obligations — affiliated companies utilized approximately 43% of FES’ total generation and retail customers utilized approximately 43% of FES’ total generation. Geographically, approximately 60% of FES’ obligation is located in the MISO market area and 40% is located in the PJM market area.
CAPITAL RESOURCES AND LIQUIDITY
As of December 31, 2010, FirstEnergy had cash and cash equivalents of approximately $1 billion available to fund investments, operations and capital expenditures. To fund liquidity and capital requirements for 2011 and beyond, FirstEnergy may rely on internal and external sources of funds. Short-term cash requirements not met by cash provided from operations are generally satisfied through short-term borrowings. Long-term cash needs may be met through issuances of debt and/or equity securities.

FirstEnergy expects its existing sources of liquidity to remain sufficient to meet its anticipated obligations and those of its subsidiaries. FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and interest and dividend payments. During 2011, FirstEnergy expects to satisfy these requirements with a combination of internal cash from operations and external funds from the capital markets as market conditions warrant. FirstEnergy also expects that borrowing capacity under credit facilities will continue to be available to manage working capital requirements along with continued access to long-term capital markets.
A material adverse change in operations, or in the availability of external financing sources, could impact FirstEnergy’s ability to fund current liquidity and capital resource requirements. To mitigate risk, FirstEnergy’s business model stresses financial discipline and a strong focus on execution. Major elements of this business model include the expectation of: projected cash from operations, opportunities for favorable long-term earnings growth as the transition to competitive generation markets is completed, operational excellence, business plan execution, well-positioned generation fleet, no speculative trading operations, appropriate long-term commodity hedging positions, manageable capital expenditure program, adequately funded pension plan, minimal near-term maturities of existing long-term debt, commitment to a secure dividend (dividends declared from time to time on FirstEnergy’s common stock during any annual period may in aggregate vary from the indicated amount due to circumstances considered by FirstEnergy’s Board of Directors at the time of the actual declarations) and a successful merger integration.
As of December 31, 2010, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was principally due to short-term borrowings and the classification of certain variable interest rate PCRBs as currently payable long-term debt. Currently payable long-term debt as of December 31, 2010, included the following (in millions):

Currently Payable Long-term Debt
PCRBs supported by bank LOCs (1)	$827
FGCO and NGC PCRBs (1)	191
Penelec unsecured PCRBs	25
FirstEnergy Corp. unsecured note	250
NGC collateralized lease obligation bonds	50
Sinking fund requirements	33
FES term loan	100
Other obligations	10

$1,486

(1)	Interest rate mode permits individual debt holders to put the respective debt back to the issuer prior to maturity.
Short-Term Borrowings
FirstEnergy had approximately $700 million of short-term borrowings as of December 31, 2010 and $1.1 billion as of December 31, 2009. FirstEnergy’s available liquidity as of January 31, 2011, is summarized in the following table:

					Available
Company	Type	Maturity		Commitment	Liquidity
				(In millions)
FirstEnergy(1)	Revolving	Aug. 2012		$2,750	$2,245
FES	Term loan	Mar. 2011		100	—
Ohio and Pennsylvania Companies	Receivables financing	Various	(2)	395	237

		Subtotal		$3,245	$2,482
		Cash		—	668

		Total		$3,245	$3,150

(1)	FirstEnergy Corp. and subsidiary borrowers.

(2)	Ohio — $250 million matures March 30, 2011; Pennsylvania — $145 million matures June 17, 2011 with optional extension terms.
On October 22, 2010, Signal Peak and Global Rail, as borrowers, entered into a $350 million syndicated two-year senior secured term loan facility. The loan proceeds were used to repay $258 million of notes payable to FirstEnergy, including $9 million of interest and $63 million of bank loans that were scheduled to mature on November 16, 2010. Additional proceeds were used for general company purposes, including an $11 million repayment of a third-party seller’s note. As discussed below under Guarantees and Other Assurances, FirstEnergy, together with WMB Loan Ventures LLC and WMB Loan Ventures II LLC, the entities that share ownership with FEV in the borrowers, have provided a guaranty of the borrowers’ obligations under the facility.

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
The following table summarizes the borrowing sub-limits for each borrower under the facility, as well as the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of December 31, 2010:

	Revolving		Regulatory and
	Credit Facility		Other Short-Term
Borrower	Sub-Limit		Debt Limitations
	(In millions)
FirstEnergy	$2,750		$—	(1)
FES	1,000		—	(1)
OE	500		500
Penn	50		34	(2)
CEI	250	(3)	500
TE	250	(3)	500
JCP&L	425		411	(2)
Met-Ed	250		300	(2)
Penelec	250		300	(2)
ATSI	50	(4)	100

(1)	No regulatory approvals, statutory or charter limitations applicable.

(2)	Excluding amounts that may be borrowed under the regulated companies’ money pool.

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
The revolving credit facility contains financial covenants requiring each borrower to maintain a consolidated debt to total capitalization ratio of no more than 65%, measured at the end of each fiscal quarter. As of December 31, 2010, FirstEnergy’s and its subsidiaries’ debt to total capitalization ratios (as defined under the revolving credit facility) were as follows:

Borrower
FirstEnergy	60.6%
FES	52.6%
OE	54.1%
Penn	37.7%
CEI	57.1%
TE	57.6%
JCP&L	34.6%
Met-Ed	41.5%
Penelec	54.7%
ATSI	48.3%

As of December 31, 2010, FirstEnergy could issue additional debt of approximately $3.2 billion, or recognize a reduction in equity of approximately $1.7 billion, and remain within the limitations of the financial covenants required by its revolving credit facility.
The revolving credit facility does not contain provisions that either restrict the ability to borrow or accelerate repayment of outstanding advances as a result of any change in credit ratings. Pricing is defined in “pricing grids,” whereby the cost of funds borrowed under the facility is related to the credit ratings of the company borrowing the funds.
FirstEnergy Money Pools
FirstEnergy’s regulated companies also have the ability to borrow from each other and the holding company to meet their short-term working capital requirements. A similar but separate arrangement exists among FirstEnergy’s unregulated companies. FESC administers these two money pools and tracks surplus funds of FirstEnergy and the respective regulated and unregulated subsidiaries, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in 2010 was 0.51% per annum for the regulated companies’ money pool and 0.60% per annum for the unregulated companies’ money pool.
Pollution Control Revenue Bonds
As of December 31, 2010, FirstEnergy’s currently payable long-term debt included approximately $827 million (FES — $778 million, Met-Ed — $29 million and Penelec — $20 million) of variable interest rate PCRBs, the bondholders of which are entitled to the benefit of irrevocable direct pay bank LOCs. The interest rates on the PCRBs are reset daily or weekly. Bondholders can tender their PCRBs for mandatory purchase prior to maturity with the purchase price payable from remarketing proceeds or, if the PCRBs are not successfully remarketed, by drawings on the irrevocable direct pay LOCs. The subsidiary obligor is required to reimburse the applicable LOC bank for any such drawings or, if the LOC bank fails to honor its LOC for any reason, must itself pay the purchase price.
The LOCs for FirstEnergy variable interest rate PCRBs were issued by the following banks as of December 31, 2010:

	Aggregate LOC		Reimbursements of
LOC Bank	Amount(2)	LOC Termination Date	LOC Draws Due
	(In millions)
CitiBank N.A.	$166	June 2014	June 2014
The Bank of Nova Scotia	178	Beginning April 2011	Multiple dates(3)
The Royal Bank of Scotland	131	June 2012	6 months
Wachovia Bank	152	March 2014	March 2014
Barclays Bank(1)	208	April 2011	30 days

Total	$835

(1)	Supported by 13 participating banks, with no one bank having more than 22% of the total commitment.

(2)	Includes approximately $8 million of applicable interest coverage.

(3)	Shorter of 6 months or LOC termination date ($49 million) and shorter of one year or LOC termination date ($129 million).
On August 20, 2010, FES completed the remarketing of $250 million of PCRBs. Of the $250 million, $235 million of PCRBs were converted from a variable interest rate to a fixed interest rate. The remaining $15 million of PCRBs continue to bear a fixed interest rate. The interest rate conversion minimizes financial risk by converting the long-term debt into a fixed rate and, as a result, reducing exposure to variable interest rates over the short-term. These remarketings included two series: $235 million of PCRBs that now bears a per-annum rate of 2.25% and is subject to mandatory purchase on June 3, 2013; and $15 million of PCRBs that now bears a per-annum rate of 1.5% and is subject to mandatory purchase on June 1, 2011.
On October 1, 2010, FES completed the refinancing and remarketing of six series of PCRBs totaling $313 million. These PCRBs were converted from a variable interest rate to a fixed long term interest rate of 3.375% per annum and are subject to mandatory purchase on July 1, 2015.
On December 3, 2010, FES completed the remarketing of four series of PCRBs totaling $153 million and Penelec completed the remarketing of $25 million PCRBs. These PCRBs were converted from a variable interest rate to fixed interest rates ranging from 2.25% to 3.75% per annum.

Long-Term Debt Capacity
As of December 31, 2010, the Ohio Companies and Penn had the aggregate capability to issue approximately $2.4 billion of additional FMBs on the basis of property additions and retired bonds under the terms of their respective mortgage indentures. The issuance of FMBs by the Ohio Companies is also subject to provisions of their senior note indentures generally limiting the incurrence of additional secured debt, subject to certain exceptions that would permit, among other things, the issuance of secured debt (including FMBs) supporting pollution control notes or similar obligations, or as an extension, renewal or replacement of previously outstanding secured debt. In addition, these provisions would permit OE and CEI to incur additional secured debt not otherwise permitted by a specified exception of up to $124 million and $26 million, respectively, as of December 31, 2010. As a result of the indenture provisions, TE cannot incur any additional secured debt. Met-Ed and Penelec had the capability to issue secured debt of approximately $394 million and $343 million, respectively, under provisions of their senior note indentures as of December 31, 2010.
Based upon FGCO’s FMB indenture, net earnings and available bondable property additions as of December 31, 2010, FGCO had the capability to issue $1.7 billion of additional FMBs under the terms of that indenture. Based upon NGC’s FMB indenture, net earnings and available bondable property additions, NGC had the capability to issue $695 million of additional FMBs as of December 31, 2010.
FirstEnergy’s access to capital markets and costs of financing are influenced by the ratings of its securities. On February 11, 2010, S&P issued a report lowering FirstEnergy’s and its subsidiaries’ credit ratings by one notch, while maintaining its stable outlook. Moody’s and Fitch affirmed the ratings and stable outlook of FirstEnergy and its subsidiaries on February 11, 2010. On September 28, 2010, S&P issued a report reaffirming the ratings and stable outlook of FirstEnergy and its subsidiaries. Fitch revised its outlook on FirstEnergy and FES from stable to negative on December 15, 2010. The following table displays FirstEnergy’s, FES’ and the Utilities’ securities ratings as of December 31, 2010:

	Senior Secured			Senior Unsecured
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FirstEnergy Corp.	—	—	—	BB+	Baa3	BBB
FES	—	—	—	BBB-	Baa2	BBB
OE	BBB	A3	BBB+	BBB-	Baa2	BBB
Penn	BBB+	A3	BBB+	—	—	—
CEI	BBB	Baa1	BBB	BBB-	Baa3	BBB-
TE	BBB	Baa1	BBB	—	—	—
JCP&L	—	—	—	BBB-	Baa2	BBB+
Met-Ed	BBB	A3	BBB+	BBB-	Baa2	BBB
Penelec	BBB	A3	BBB+	BBB-	Baa2	BBB
ATSI	—	—	—	BBB-	Baa1	—
Changes in Cash Position
As of December 31, 2010, FirstEnergy had $1 billion of cash and cash equivalents compared to $874 million as of December 31, 2009. As of December 31, 2010 and 2009, FirstEnergy had approximately $13 million and $12 million, respectively, of restricted cash included in other current assets on the Consolidated Balance Sheet.
During 2010, FirstEnergy received $850 million of cash dividends from its subsidiaries and paid $670 million in cash dividends to common shareholders.
Cash Flows From Operating Activities
FirstEnergy’s consolidated net cash from operating activities is provided primarily by its competitive energy services and energy delivery services businesses (see Results of Operations above). Net cash provided from operating activities was $3.1 billion in 2010, $2.5 billion in 2009 and $2.2 billion in 2008, as summarized in the following table:

Operating Cash Flows	2010	2009	2008
		(In millions)
Net income	$760	$990	$1,339
Non-cash charges and other adjustments	2,309	2,281	1,405
Pension trust contribution	—	(500)	—
Working capital and other	7	(306)	(520)

	$3,076	$2,465	$2,224

The increase in non-cash charges and other adjustments is primarily due to increased impairment charges on long lived assets ($378 million) combined with higher deferred income taxes and investment tax credits ($86 million), partially offset by lower net amortization of regulatory assets of ($297 million), including the impact of CEI’s $216 million regulatory asset impairment recorded during the first quarter of 2009, and reduced charges relating to debt redemptions, primarily caused by a $142 million charge relating to debt redemptions during the third quarter of 2009.
The change in working capital and other is primarily due to cash proceeds of $129 million received on the termination of fixed-for-floating interest rate swaps during the second and third quarters of 2010, changes in investment securities of $121 million, increased accrued taxes and decreased prepayments primarily related to prepaid taxes ($279 million) and changes in uncertain tax positions ($176 million), partially offset by increased accounts receivable ($252 million), decreased accrued interest ($60 million) and increased cash collateral paid to third parties ($56 million).
Cash Flows From Financing Activities
In 2010, cash used for financing activities was $983 million compared to cash provided from financing activities of $49 million in 2009. The change was primarily due to reduced long-term debt issued in 2010 compared to 2009, partially offset by reduced long-term debt redemptions and reduced payments on short-term borrowings in 2010 as compared to 2009. The following table summarizes security issuances (net of any discounts) and redemptions:

Securities Issued or Redeemed	2010	2009	2008
		(In millions)
New Issues
First mortgage bonds	$—	$398	$592
Pollution control notes	740	940	692
Senior secured notes	350	297	—
Unsecured Notes	9	2,997	83

	$1,099	$4,632	$1,367

Redemptions
First mortgage bonds	$32	$1	$126
Pollution control notes	741	884	698
Senior secured notes	141	217	35
Unsecured notes	101	1,508	175

	$1,015	$2,610	$1,034

Short-term borrowings, net	$(378)	$(1,246)	$1,494

Cash Flows From Investing Activities
Net cash flows used in investing activities resulted primarily from property additions. Additions for the energy delivery services segment primarily represent expenditures related to transmission and distribution facilities. Capital spending by the competitive energy services segment is principally generation-related. The following table summarizes investing activities for 2010, 2009 and 2008 by business segment:

Summary of Cash Flows	Property
Provided from (Used for) Investing Activities	Additions	Investments	Other	Total
		(In millions)
Sources (Uses)
2010
Energy delivery services	$(745)	$96	$13	$(636)
Competitive energy services	(1,129)	(43)	(51)	(1,223)
Other	(24)	(7)	30	(1)
Inter-Segment reconciling items	(65)	(23)	—	(88)

Total	$(1,963)	$23	$(8)	$(1,948)

2009
Energy delivery services	$(750)	$39	$(46)	$(757)
Competitive energy services	(1,262)	(8)	(19)	(1,289)
Other	(149)	(3)	72	(80)
Inter-Segment reconciling items	(42)	(24)	7	(59)

Total	$(2,203)	$4	$14	$(2,185)

2008
Energy delivery services	$(839)	$(41)	$(17)	$(897)
Competitive energy services	(1,835)	(14)	(56)	(1,905)
Other	(176)	106	(61)	(131)
Inter-Segment reconciling items	(38)	(12)	—	(50)

Total	$(2,888)	$39	$(134)	$(2,983)

Net cash used for investing activities in 2010 decreased by $237 million compared to 2009. The decrease was principally due to a $240 million decrease in property additions (principally lower AQC system expenditures) and an increase in cash proceeds from the sale of assets of $96 million, partially offset by $113 million spent by FES in the customer acquisition process.
During 2011 through 2013 we anticipate average annual baseline capital expenditures of approximately $1.2 billion, exclusive of any additional opportunities or future mandated spending. This includes approximately $133 million, $300 million and $183 million in nuclear fuel expenditures for 2011, 2012 and 2013, respectively.
CONTRACTUAL OBLIGATIONS
As of December 31, 2010, our estimated cash payments under existing contractual obligations that we consider firm obligations are as follows:

			2012-	2014-
Contractual Obligations	Total	2011	2013	2015	Thereafter
			(In millions)

Long-term debt	$13,928	$437	$995	$1,165	$11,331
Short-term borrowings	700	700	—	—	—
Interest on long-term debt(1)	10,978	793	1,518	1,379	7,288
Operating leases(2)	3,314	213	477	506	2,118
Fuel and purchased power(3)	16,851	2,660	4,015	3,923	6,253
Capital expenditures	1,109	340	463	306	—
Pension funding	1,076	250	74	543	209
Other(4)	112	31	14	14	53

Total	$48,068	$5,424	$7,556	$7,836	$27,252

(1)	Interest on variable-rate debt based on rates as of December 31, 2010.

(2)	See Note 7 to the consolidated financial statements.

(3)	Amounts under contract with fixed or minimum quantities based on estimated annual requirements.

(4)	Includes amounts for capital leases (see Note 7) and contingent tax liabilities (see Note 9).
Excluded from the data shown above are estimates for the cash outlays stemming from the power purchase contracts entered into by the Utilities and under which they procure the power supply necessary to provide generation service to their customers who do not choose an alternative supplier. The exact amount of outlay will be determined by future customer behavior and consumption levels, but based on numerous planning assumptions management estimates an amount of $3.0 billion during 2011.

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
As of December 31, 2010, FirstEnergy’s maximum exposure to potential future payments under outstanding guarantees and other assurances approximated $3.7 billion, as summarized below:

Maximum
Guarantees and Other Assurances	Exposure
(In millions)
FirstEnergy Guarantees on Behalf of its Subsidiaries
Energy and Energy-Related Contracts(1)	$300
LOC (long-term debt) — Interest coverage(2)	2
FirstEnergy guarantee of OVEC obligations	300
Other(3)	227

829

Subsidiaries’ Guarantees
Energy and Energy-Related Contracts	54
LOC (long-term debt) — Interest coverage(2)	3
FES’ guarantee of NGC’s nuclear property insurance	70
FES’ guarantee of FGCO’s sale and leaseback obligations	2,375
Other	2

2,504

Surety Bonds	82
LOC (long-term debt) — Interest coverage(2)	3
LOC (non-debt)(4)(5)	339

424

Total Guarantees and Other Assurances	$3,757

(1)	Issued for open-ended terms, with a 10-day termination right by FirstEnergy.

(2)
Reflects the interest coverage portion of LOCs issued in support of floating rate PCRBs with various maturities. The principal amount of floating-rate PCRBs of $827 million is reflected in currently payable long-term debt on FirstEnergy’s consolidated balance sheets.

(3)	Includes guarantees of $15 million for nuclear decommissioning funding assurances, $161 million supporting OE’s sale and leaseback arrangement, and $39 million for railcar leases.

(4)	Includes $167 million issued for various terms pursuant to LOC capacity available under FirstEnergy’s revolving credit facility.

(5)	Includes approximately $130 million pledged in connection with the sale and leaseback of Beaver Valley Unit 2 by OE and $42 million pledged in connection with the sale and leaseback of Perry by OE.
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

While these types of guarantees are normally parental commitments for the future payment of subsidiary obligations, subsequent to the occurrence of a credit rating downgrade to below investment grade, an acceleration or funding obligation or a “material adverse event,” the immediate posting of cash collateral, provision of an LOC or accelerated payments may be required of the subsidiary. As of December 31, 2010, FirstEnergy’s maximum exposure under these collateral provisions was $468 million, as shown below:

Collateral Provisions	FES	Utilities	Total
		(In millions)
Credit rating downgrade to below investment grade (1)	$364	$65	$429
Material adverse event (2)	39	—	39

Total	$403	$65	$468

(1)	Includes $137 million and $54 million that is also considered an acceleration of payment or funding obligation at FES and the Utilities, respectively.

(2)	Includes $33 million that is also considered an acceleration of payment or funding obligation at FES.
Stress case conditions of a credit rating downgrade or “material adverse event” and hypothetical adverse price movements in the underlying commodity markets would increase the total potential amount to $532 million consisting of $486 million due to a below investment grade credit rating (of which $224 million is related to an acceleration of payment or funding obligation) and $46 million due to “material adverse event” contractual clauses.
Most of FirstEnergy’s surety bonds are backed by various indemnities common within the insurance industry. Surety bonds and related guarantees of $82 million provide additional assurance to outside parties that contractual and statutory obligations will be met in a number of areas including construction contracts, environmental commitments and various retail transactions.
In addition to guarantees and surety bonds, FES’ contracts, including power contracts with affiliates awarded through competitive bidding processes, typically contain margining provisions which require the posting of cash or LOCs in amounts determined by future power price movements. Based on FES’ power portfolio as of December 31, 2010, and forward prices as of that date, FES has posted collateral of $185 million. Under a hypothetical adverse change in forward prices (95% confidence level change in forward prices over a one year time horizon), FES would be required to post an additional $28 million. Depending on the volume of forward contracts and future price movements, FES could be required to post higher amounts for margining.
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
As noted above under Capital Resources and Liquidity, FirstEnergy, together with WMB Loan Ventures LLC and WMB Loan Ventures II LLC have provided a guaranty of the borrowers’ obligations under the $350 million syndicated two-year senior secured term loan facility entered into by Signal Peak and Global Rail. In addition, FEV and the other entities that directly own the equity interest in the borrowers have pledged those interests to the banks as collateral for the facility.
OFF-BALANCE SHEET ARRANGEMENTS
FES and the Ohio Companies have obligations that are not included on their Consolidated Balance Sheets related to sale and leaseback arrangements involving the Bruce Mansfield Plant, Perry Unit 1 and Beaver Valley Unit 2, which are satisfied through operating lease payments. The total present value of these sale and leaseback operating lease commitments, net of trust investments, was $1.6 billion as of December 31, 2010.
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
The valuation of derivative contracts is based on observable market information to the extent that such information is available. In cases where such information is not available, FirstEnergy relies on model-based information. The model provides estimates of future regional prices for electricity and an estimate of related price volatility. FirstEnergy uses these results to develop estimates of fair value for financial reporting purposes and for internal management decision making (see Note 6 to the consolidated financial statements). Sources of information for the valuation of commodity derivative contracts as of December 31, 2010 are summarized by contract year in the following table:

Source of Information-
Fair Value by Contract Year	2011	2012	2013	2014	2015	Thereafter	Total
				(In millions)
Prices actively quoted(1)	$—	$—	$—	$—	$—	$—	$—
Other external sources(2)	(331)	(157)	(52)	(36)	—	—	(576)
Prices based on models	—	—	—	—	24	110	134

Total(3)	$(331)	$(157)	$(52)	$(36)	$24	$110	$(442)

(1)	Represents futures and options traded on the New York Mercantile Exchange.

(2)	Primarily represents contracts based on broker and IntercontinentalExchange quotes.

(3)	Includes $335 million in non-hedge commodity derivative contracts that are primarily related to NUG contracts. NUG contracts are subject to regulatory accounting and do not impact earnings.
FirstEnergy performs sensitivity analyses to estimate its exposure to the market risk of its commodity positions. Based on derivative contracts held as of December 31, 2010, an adverse 10% change in commodity prices would decrease net income by approximately $16 million ($10 million net of tax) during the next 12 months.
Interest Rate Swap Agreements — Fair Value Hedges
FirstEnergy has used fixed-for-floating interest rate swap agreements to hedge a portion of the consolidated interest rate risk associated with the debt portfolio of its subsidiaries. These derivatives were treated as fair value hedges of fixed-rate, long-term debt issues, protecting against the risk of changes in the fair value of fixed-rate debt instruments due to lower interest rates. As of December 31, 2010, no fixed-for-floating interest rate swap agreements were outstanding.
Total unamortized gains included in long-term debt associated with prior fixed-for-floating interest rate swap agreements totaled $124 million ($80 million net of tax) as of December 31, 2010. Based on current estimates, approximately $22 million will be amortized to interest expense during the next twelve months. Reclassifications from long-term debt into interest expense totaled $12 million during 2010.
Interest Rate Risk
FirstEnergy’s exposure to fluctuations in market interest rates is reduced since a significant portion of debt has fixed interest rates, as noted in the table below. FirstEnergy is subject to the inherent interest rate risks related to refinancing maturing debt by issuing new debt securities. As discussed in Note 7 to the consolidated financial statements, FirstEnergy’s investments in capital trusts effectively reduce future lease obligations, also reducing interest rate risk.

Comparison of Carrying Value to Fair Value

						There-		Fair
Year of Maturity	2011	2012	2013	2014	2015	after	Total	Value
	(In millions)
Assets
Investments Other Than Cash and Cash Equivalents:
Fixed Income	$80	$90	$101	$110	$76	$1,755	$2,212	$2,304
Average interest rate	8.4%	8%	8%	8%	8.1%	5.7%	6.2%

Liabilities
Long-term Debt:
Fixed rate	$437	$94	$551	$536	$629	$10,504	$12,751	$13,668
Average interest rate	5.7%	7.8%	5.8%	5.4%	5.2%	6.3%	6.1%
Variable rate		$350				$827	$1,177	$1,177
Average interest rate		2.5%				0.3%	1%
Short-term Borrowings:	$700						$700	$700
Average interest rate	0.7%						0.7%
Equity Price Risk
FirstEnergy provides a noncontributory qualified defined benefit pension plan that covers substantially all of its employees and non-qualified pension plans that cover certain employees. The plan provides defined benefits based on years of service and compensation levels. FirstEnergy also provides health care benefits (which include certain employee contributions, deductibles and co-payments) upon retirement to employees hired prior to January 1, 2005, their dependents, and under certain circumstances, their survivors. The benefit plan assets and obligations are remeasured annually using a December 31 measurement date or as significant triggering events occur. As of December 31, 2010, approximately 28% of the pension plan assets are invested in equity securities, 50% invested in fixed income securities, 11% invested in absolute return strategies, 6% invested in real estate, 4% invested in private equity and 1% invested in cash. The plan is 83% funded on an accumulated benefit obligation basis as of December 31, 2010. A decline in the value of FirstEnergy’s pension plan assets could result in additional funding requirements. FirstEnergy intends to voluntarily contribute $250 million to its pension plan in 2011.
Nuclear decommissioning trust funds have been established to satisfy NGC’s and the Utilities’ nuclear decommissioning obligations. As of December 31, 2010, approximately 73% of the funds were invested in fixed income securities, 17% of the funds were invested in equity securities and 10% were invested in short-term investments, with limitations related to concentration and investment grade ratings. The investments are carried at their market values of approximately $1,454 million, $337 million and $189 million for fixed income securities, equity securities and short-term investments, respectively, as of December 31, 2010. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $34 million reduction in fair value as of December 31, 2010. The decommissioning trusts of JCP&L and the Pennsylvania Companies are subject to regulatory accounting, with unrealized gains and losses recorded as regulatory assets or liabilities, since the difference between investments held in trust and the decommissioning liabilities will be recovered from or refunded to customers. NGC, OE and TE recognize in earnings the unrealized losses on available-for-sale securities held in their nuclear decommissioning trusts as other-than-temporary impairments. A decline in the value of FirstEnergy’s nuclear decommissioning trusts or a significant escalation in estimated decommissioning costs could result in additional funding requirements. During 2010, $4 million was contributed to the OE and TE nuclear decommissioning trusts to comply with requirements under certain sale-leaseback transactions in which OE and TE continue as lessees, and $6 million was contributed to the JCP&L and Pennsylvania nuclear decommissioning trusts to comply with regulatory requirements. FirstEnergy continues to evaluate the status of its funding obligations for the decommissioning of these nuclear facilities.

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
FirstEnergy maintains credit policies with respect to its counterparties to manage overall credit risk. This includes performing independent risk evaluations, actively monitoring portfolio trends and using collateral and contract provisions to mitigate exposure. As part of its credit program, FirstEnergy aggressively manages the quality of its portfolio of energy contracts, evidenced by a current weighted average risk rating for energy contract counterparties of BBB (S&P). As of December 31, 2010, the largest credit concentration was with J.P. Morgan Chase & Co., which is currently rated investment grade, representing 10.9% of FirstEnergy’s total approved credit risk composed of 3.3% for FES, 2.2% for JCP&L, 2.7% for Met-Ed and a combined 2.7% for OE, TE and CEI.
REGULATORY MATTERS
Regulatory assets that do not earn a current return totaled approximately $215 million as of December 31, 2010 (JCP&L — $38 million, Met-Ed — $131 million, Penelec — $12 million, CEI — $16 million and OE — $18 million). Regulatory assets not earning a current return (primarily for certain regulatory transition costs and employee postretirement benefits) are expected to be recovered by 2014 for JCP&L and by 2020 for Met-Ed and Penelec.
FirstEnergy and the Utilities prepare their consolidated financial statements in accordance with the authoritative guidance for accounting for certain types of regulation. Under this guidance, regulatory assets represent incurred or accrued costs that have been deferred because of their probable future recovery from customers through regulated rates. Regulatory liabilities represent the recovery of costs or accrued liabilities that have been deferred because it is probable such amounts will be returned to customers through future regulated rates. The following table provides the balance of regulatory assets by Company as of December 31, 2010 and 2009, and changes during 2010:

	December 31,	December 31,	Increase
Regulatory Assets	2010	2009	(Decrease)
		(In millions)
OE	$400	$465	$(65)
CEI	370	546	(176)
TE	72	70	2
JCP&L	513	888	(375)
Met-Ed	296	357	(61)
Penelec	163	9	154
Other	12	21	(9)

Total	$1,826	$2,356	$(530)

The following table provides information about the composition of regulatory assets as of December 31, 2010 and 2009 and the changes during 2010:

	December 31,	December 31,	Increase
Regulatory Assets by Source	2010	2009	(Decrease)
		(In millions)
Regulatory transition costs	$770	$1,100	$(330)
Customer shopping incentives	—	154	(154)
Customer receivables for future income taxes	326	329	(3)
Loss on reacquired debt	48	51	(3)
Employee postretirement benefits	16	23	(7)
Nuclear decommissioning, decontamination and spent fuel disposal costs	(184)	(162)	(22)
Asset removal costs	(237)	(231)	(6)
MISO/PJM transmission costs	184	148	36
Deferred generation costs	386	369	17
Distribution costs	426	482	(56)
Other	91	93	(2)

Total	$1,826	$2,356	$(530)

Ohio
The Ohio Companies operate under an ESP, which expires on May 31, 2011, that provides for generation supplied through a CBP. The ESP also allows the Ohio Companies to collect a delivery service improvement rider (Rider DSI) at an overall average rate of $0.002 per KWH for the period of April 1, 2009 through December 31, 2011. The Ohio Companies currently purchase generation at the average wholesale rate of a CBP conducted in May 2009. FES is one of the suppliers to the Ohio Companies through the May 2009 CBP. The PUCO approved a $136.6 million distribution rate increase for the Ohio Companies in January 2009, which went into effect on January 23, 2009 for OE ($68.9 million) and TE ($38.5 million) and on May 1, 2009 for CEI ($29.2 million). Applications for rehearing of the PUCO order in the distribution case were filed by the Ohio Companies and one other party. The Ohio Companies raised numerous issues in their application for rehearing related to rate recovery of certain expenses, recovery of line extension costs, the level of rate of return and the amount of general plant balances. On February 2, 2011, the PUCO issued an Entry on Rehearing denying the applications for rehearing filed both by the Ohio Companies and by the other party.
On March 23, 2010, the Ohio Companies filed an application for a new ESP. The new ESP will go into effect on June 1, 2011 and conclude on May 31, 2014. The PUCO approved the new ESP on August 25, 2010 with certain modifications. The material terms of the new ESP include: a CBP similar to the one used in May 2009 and the one proposed in the October 2009 MRO filing; a 6% generation discount to certain low-income customers provided by the Ohio Companies through a bilateral wholesale contract with FES (initial auctions scheduled for October 20, 2010 and January 25, 2011); no increase in base distribution rates through May 31, 2014; a load cap of no less than 80%, which also applies to any tranches assigned post auction; and a new distribution rider, Delivery Capital Recovery Rider (Rider DCR), to recover a return of, and on, capital investments in the delivery system. Rider DCR substitutes for Rider DSI which terminates under the current ESP. The Ohio Companies also agreed not to pay certain costs related to the companies’ integration into PJM, for the longer of the five year period from June 1, 2011 through May 31, 2016 or when the amount of costs avoided by customers for certain types of products totals $360 million dependent on the outcome of certain PJM proceedings, established a $12 million fund to assist low income customers over the term of the ESP, and agreed to additional energy efficiency benefits. Many of the existing riders approved in the previous ESP remain in effect, some with modifications. The new ESP resolved proceedings pending at the PUCO regarding corporate separation, elements of the smart grid proceeding and the integration into PJM. FirstEnergy recorded approximately $39.5 million of regulatory asset impairments and expenses related to the ESP. On September 24, 2010, an application for rehearing was filed by the OCC and two other parties. On February 9, 2011, the PUCO issued an Entry on Rehearing denying the applications for rehearing.
Under the provisions of SB221, the Ohio Companies are required to implement energy efficiency programs that will achieve a total annual energy savings equivalent to approximately 166,000 MWH in 2009, 290,000 MWH in 2010, 410,000 MWH in 2011, 470,000 MWH in 2012 and 530,000 MWH in 2013, with additional savings required through 2025. Utilities are also required to reduce peak demand in 2009 by 1%, with an additional 0.75% reduction each year thereafter through 2018.
On December 15, 2009, the Ohio Companies filed the required three year portfolio plan seeking approval for the programs they intend to implement to meet the energy efficiency and peak demand reduction requirements for the 2010-2012 period. The Ohio Companies expect that all costs associated with compliance will be recoverable from customers. The Ohio Companies’ three year portfolio plan is still awaiting decision from the PUCO, which is delaying the launch of the programs described in the plan. As a result, the Ohio Companies filed on January 11, 2011, a request for amendment of OE’s 2010 energy efficiency and peak demand reduction benchmarks to levels actually achieved in 2010. Because the Commission indicated that it would revise all of the Ohio Companies’ 2010, 2011, and 2012 benchmarks when addressing the Ohio Companies’ three year portfolio plan, and an order has yet to be issued on that plan, CEI and TE also requested a waiver of their respective yet-to-be defined 2010 energy efficiency benchmarks if and only to the degree one is deemed necessary to bring these companies into compliance with their 2010 energy efficiency obligations. Failure to comply with the benchmarks or to obtain such an amendment may subject the Companies to an assessment by the PUCO of a penalty.

Additionally under SB221, electric utilities and electric service companies are required to serve part of their load from renewable energy resources equivalent to 0.25% of the KWH they served in 2009. In August and October 2009, the Ohio Companies conducted RFPs to secure RECs. The RFPs sought RECs, including solar RECs and RECs generated in Ohio in order to meet the Ohio Companies’ alternative energy requirements as set forth in SB221 for 2009, 2010 and 2011. The RECs acquired through these two RFPs were used to help meet the renewable energy requirements established under SB221 for 2009, 2010 and 2011. On March 10, 2010, the PUCO found that there was an insufficient quantity of solar energy resources reasonably available in the market. The PUCO reduced the Ohio Companies’ aggregate 2009 benchmark to the level of solar RECs the Ohio Companies acquired through their 2009 RFP processes, provided the Ohio Companies’ 2010 alternative energy requirements be increased to include the shortfall for the 2009 solar REC benchmark. FES also applied for a force majeure determination from the PUCO regarding a portion of their compliance with the 2009 solar energy resource benchmark, which application is still pending. In July 2010, the Ohio Companies initiated an additional RFP to secure RECs and solar RECs needed to meet the Ohio Companies’ alternative energy requirements as set forth in SB221 for 2010 and 2011. As a result of this RFP, contracts were executed in August 2010. On January 11, 2011, the Ohio Companies filed an application with the PUCO seeking an amendment to each of their 2010 alternative energy requirements for solar RECs generated in Ohio due to the insufficient quantity of solar energy resources reasonably available in the market. The PUCO has not yet ruled on that application.
On February 12, 2010, OE and CEI filed an application with the PUCO to establish a new credit for all-electric customers. On March 3, 2010, the PUCO ordered that rates for the affected customers be set at a level that will provide bill impacts commensurate with charges in place on December 31, 2008 and authorized the Ohio Companies to defer incurred costs equivalent to the difference between what the affected customers would have paid under previously existing rates and what they pay with the new credit in place. Tariffs implementing this new credit went into effect on March 17, 2010. On April 15, 2010, the PUCO issued a Second Entry on Rehearing that expanded the group of customers to which the new credit would apply and authorized deferral for the associated additional amounts. The PUCO also stated that it expected that the new credit would remain in place through at least the 2011 winter season, and charged its staff to work with parties to seek a long term solution to the issue. Tariffs implementing this newly expanded credit went into effect on May 21, 2010, and the proceeding remains open. The hearing in the matter is set to commence on February 16, 2011.
Pennsylvania
The PPUC adopted a Motion on January 28, 2010 and subsequently entered an Order on March 3, 2010 which denied the recovery of marginal transmission losses through the TSC rider for the period of June 1, 2007 through March 31, 2008, and directed Met-Ed and Penelec to submit a new tariff or tariff supplement reflecting the removal of marginal transmission losses from the TSC, and instructed Met-Ed and Penelec to work with the various intervening parties to file a recommendation to the PPUC regarding the establishment of a separate account for all marginal transmission losses collected from ratepayers plus interest to be used to mitigate future generation rate increases beginning January 1, 2011. On March 18, 2010, Met-Ed and Penelec filed a Petition with the PPUC requesting that it stay the portion of the March 3, 2010 Order requiring the filing of tariff supplements to end collection of costs for marginal transmission losses. By Order entered March 25, 2010, the PPUC granted the requested stay until December 31, 2010. Pursuant to the PPUC’s order, Met-Ed and Penelec filed the plan to establish separate accounts for marginal transmission loss revenues and related interest and carrying charges and the plan for the use of these funds to mitigate future generation rate increases commencing January 1, 2011. The PPUC approved this plan on June 7, 2010. On April 1, 2010, Met-Ed and Penelec filed a Petition for Review with the Commonwealth Court of Pennsylvania appealing the PPUC’s March 3, 2010 Order. Although the ultimate outcome of this matter cannot be determined at this time, Met-Ed and Penelec believe that they should prevail in the appeal and therefore expect to fully recover the approximately $252.7 million ($188.0 million for Met-Ed and $64.7 million for Penelec) in marginal transmission losses for the period prior to January 1, 2011. The argument before the Commonwealth Court, en banc, was held on December 8, 2010.
On May 20, 2010, the PPUC approved Met-Ed’s and Penelec’s annual updates to their TSC rider for the period June 1, 2010 through December 31, 2010, including marginal transmission losses as approved by the PPUC, although the recovery of marginal losses will be subject to the outcome of the proceeding related to the 2008 TSC filing as described above. The TSC for Met-Ed’s customers was increased to provide for full recovery by December 31, 2010.
Met-Ed and Penelec filed with the PPUC a generation procurement plan covering the period January 1, 2011 through May 31, 2013. The plan is designed to provide adequate and reliable service through a prudent mix of long-term, short-term and spot market generation supply with a staggered procurement schedule that varies by customer class, using a descending clock auction. On August 12, 2009, the parties to the proceeding filed a settlement agreement of all but two issues, and the PPUC entered an Order approving the settlement and the generation procurement plan on November 6, 2009. Generation procurement began in January 2010.
On February 8, 2010, Penn filed a Petition for Approval of its Default Service Plan for the period June 1, 2011 through May 31, 2013. On July 29, 2010, the parties to the proceeding filed a Joint Petition for Settlement of all issues. Although the PPUC’s Order approving the Joint Petition held that the provisions relating to the recovery of MISO exit fees and one-time PJM integration costs (resulting from Penn’s June 1, 2011 exit from MISO and integration into PJM) were approved, it made such provisions subject to the approval of cost recovery by FERC. Therefore, Penn may not put these provisions into effect until FERC has approved the recovery and allocation of MISO exit fees and PJM integration costs.

Met-Ed, Penelec and Penn jointly filed a SMIP with the PPUC on August 14, 2009. This plan proposed a 24-month assessment period in which the Pennsylvania Companies will assess their needs, select the necessary technology, secure vendors, train personnel, install and test support equipment, and establish a cost effective and strategic deployment schedule, which currently is expected to be completed in fifteen years. Met-Ed, Penelec and Penn estimate assessment period costs of approximately $29.5 million, which the Pennsylvania Companies, in their plan, proposed to recover through an automatic adjustment clause. The ALJ’s Initial Decision approved the SMIP as modified by the ALJ, including: ensuring that the smart meters to be deployed include the capabilities listed in the PPUC’s Implementation Order; denying the recovery of interest through the automatic adjustment clause; providing for the recovery of reasonable and prudent costs net of resulting savings from installation and use of smart meters; and requiring that administrative start-up costs be expensed and the costs incurred for research and development in the assessment period be capitalized. On April 15, 2010, the PPUC adopted a Motion by Chairman Cawley that modified the ALJ’s initial decision, and decided various issues regarding the SMIP for the Pennsylvania Companies. The PPUC entered its Order on June 9, 2010, consistent with the Chairman’s Motion. On June 24, 2010, Met-Ed, Penelec and Penn filed a Petition for Reconsideration of a single portion of the PPUC’s Order regarding the future ability to include smart meter costs in base rates. On August 5, 2010, the PPUC granted in part the petition for reconsideration by deleting language from its original order that would have precluded Met-Ed, Penelec and Penn from seeking to include smart meter costs in base rates at a later time. The costs to implement the SMIP could be material. However, assuming these costs satisfy a just and reasonable standard they are expected to be recovered in a rider (Smart Meter Technologies Charge Rider) which was approved when the PPUC approved the SMIP.
By Tentative Order entered September 17, 2009, the PPUC provided for an additional 30-day comment period on whether the 1998 Restructuring Settlement, which addressed how Met-Ed and Penelec were going to implement direct access to a competitive market for the generation of electricity, allows Met-Ed and Penelec to apply over-collection of NUG costs for select and isolated months to reduce non-NUG stranded costs when a cumulative NUG stranded cost balance exists. In response to the Tentative Order, various parties filed comments objecting to the above accounting method utilized by Met-Ed and Penelec. Met-Ed and Penelec are awaiting further action by the PPUC.
New Jersey
JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers, costs incurred under NUG agreements, and certain other stranded costs, exceed amounts collected through BGS and NUGC rates and market sales of NUG energy and capacity. As of December 31, 2010, the accumulated deferred cost balance was a credit of approximately $37 million. To better align the recovery of expected costs, on July 26, 2010, JCP&L filed a request to decrease the amount recovered for the costs incurred under the NUG agreements by $180 million annually. On February 10, 2011, the NJBPU approved a stipulation which allows the change in rates to become effective March 1, 2011.
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

FERC Matters
Rates for Transmission Service Between MISO and PJM
On November 18, 2004, the FERC issued an order eliminating the through and out rate for transmission service between the MISO and PJM regions. The FERC’s intent was to eliminate multiple transmission charges for a single transaction between the MISO and PJM regions. The FERC also ordered MISO, PJM and the transmission owners within MISO and PJM to submit compliance filings containing a rate mechanism to recover lost transmission revenues created by elimination of this charge (referred to as SECA) during a 16-month transition period. In 2005, the FERC set the SECA for hearing. The presiding ALJ issued an initial decision on August 10, 2006, rejecting the compliance filings made by MISO, PJM and the transmission owners, and directing new compliance filings. This decision was subject to review and approval by the FERC. On May 21, 2010, FERC issued an order denying pending rehearing requests and an Order on Initial Decision which reversed the presiding ALJ’s rulings in many respects. Most notably, these orders affirmed the right of transmission owners to collect SECA charges with adjustments that modestly reduce the level of such charges, and changes to the entities deemed responsible for payment of the SECA charges. The Ohio Companies were identified as load serving entities responsible for payment of additional SECA charges for a portion of the SECA period (Green Mountain/Quest issue). FirstEnergy executed settlements with AEP, Dayton and the Exelon parties to fix FirstEnergy’s liability for SECA charges originally billed to Green Mountain and Quest for load that returned to regulated service during the SECA period. The AEP, Dayton and Exelon, settlements were approved by FERC on November 23, 2010, and the relevant payments made. Rehearings remain pending in this proceeding.
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
In an order dated January 21, 2010, FERC set the matter for “paper hearings”— meaning that FERC called for parties to submit comments or written testimony pursuant to the schedule described in the order. FERC identified nine separate issues for comments and directed PJM to file the first round of comments on February 22, 2010, with other parties submitting responsive comments and then reply comments on later dates. PJM filed certain studies with FERC on April 13, 2010, in response to the FERC order. PJM’s filing demonstrated that allocation of the cost of high voltage transmission facilities on a beneficiary pays basis results in certain eastern utilities in PJM bearing the majority of their costs. Numerous parties filed responsive comments or studies on May 28, 2010 and reply comments on June 28, 2010. FirstEnergy and a number of other utilities, industrial customers and state commissions supported the use of the beneficiary pays approach for cost allocation for high voltage transmission facilities. Certain eastern utilities and their state commissions supported continued socialization of these costs on a load ratio share basis. FERC is expected to act by May 31, 2011.
RTO Realignment
On December 17, 2009, FERC issued an order approving, subject to certain future compliance filings, ATSI’s withdrawal from MISO and integration into PJM. This move, which is expected to be effective on June 1, 2011, allows FirstEnergy to consolidate its transmission assets and operations into PJM. Currently, FirstEnergy’s transmission assets and operations are divided between PJM and MISO. The realignment will make the transmission assets that are part of ATSI, whose footprint includes the Ohio Companies and Penn, part of PJM. In the order, FERC approved FirstEnergy’s proposal to use a FRR Plan to obtain capacity to satisfy the PJM capacity requirements for the 2011-12 and 2012-13 delivery years.
FirstEnergy successfully conducted the FRR auctions on March 19, 2010. Moreover, the ATSI zone loads participated in the PJM base residual auction for the 2013 delivery year. Successful completion of these steps secured the capacity necessary for the ATSI footprint to meet PJM’s capacity requirements. On August 25, 2010, the PUCO issued an order in the 2010 ESP Case approving a settlement that, among other things, called for the PUCO to withdraw its opposition to the RTO consolidation. In addition, the order approved a wholesale procurement process, and certain “retail choice” policies, that reflected ATSI’s entry into PJM on June 1, 2011.

On February 1, 2011, ATSI in conjunction with PJM filed its proposal with FERC for moving its transmission rate into PJM’s tariffs. FirstEnergy expects ATSI to enter PJM on June 1, 2011, and that if legal proceedings regarding its rate are outstanding at that time, ATSI will be permitted to start charging its proposed rates, subject to refund. Additional FERC proceedings are either pending or expected in which the amount of exit fees, transmission cost allocations, and costs associated with long term firm transmission rights payable by the ATSI zone upon its withdrawal from the Midwest ISO will be determined. In addition, certain parties may protest other aspects of ATSI’s integration into PJM, and certain of these matters remain outstanding and will be resolved in future FERC proceedings. The outcome of these proceedings cannot be predicted.
MISO Multi-Value Project Rule Proposal
On July 15, 2010, MISO and certain MISO transmission owners jointly filed with FERC their proposed cost allocation methodology for certain new transmission projects. The new transmission projects—described as MVPs—are a class of MTEP projects. The filing parties proposed to allocate the costs of MVPs by means of a usage-based charge that will be applied to all loads within the MISO footprint, and to energy transactions that call for power to be “wheeled through” the MISO as well as to energy transactions that “source” in the MISO but “sink” outside of MISO. The filing parties expect that the MVP proposal will fund the costs of large transmission projects designed to bring wind generation from the upper Midwest to load centers in the east. The filing parties requested an effective date for the proposal of July 16, 2011. On August 19, 2010, MISO’s Board approved the first MVP project — the “Michigan Thumb Project.” Under MISO’s proposal, the costs of MVP projects approved by MISO’s Board prior to the anticipated June 1, 2011 effective date of FirstEnergy’s integration into PJM would continue to be allocated to FirstEnergy. MISO estimated that approximately $11 million in annual revenue requirements would be allocated to the ATSI zone associated with the Michigan Thumb Project upon its completion.
On September 10, 2010, FirstEnergy filed a protest to the MVP proposal arguing that MISO’s proposal to allocate costs of MVP projects across the entire MISO footprint does not align with the established rule that cost allocation is to be based on cost causation (the “beneficiary pays” approach). FirstEnergy also argued that, in light of progress to date in the ATSI integration into PJM, it would be unjust and unreasonable to allocate any MVP costs to the ATSI zone, or to ATSI. Numerous other parties filed pleadings on MISO’s MVP proposal.
On December 16, 2010, FERC issued an order approving the MVP proposal without significant change. FERC’s order was not clear, however, as to whether the MVP costs would be payable by ATSI or load in the ATSI zone. FERC stated that the MISO’s tariffs obligate ATSI to pay all charges that attach prior to ATSI’s exit but ruled that the question of the amount of costs that are to be allocated to ATSI or to load in the ATSI zone were beyond the scope of FERC’s order and would be addressed in future proceedings.
On January 18, 2011, FirstEnergy filed for rehearing of FERC’s order. In its rehearing request, the Company argued that because the MVP rate is usage-based, costs could not be applied to ATSI, which is a stand-alone transmission company that does not use the transmission system. FirstEnergy also renewed its arguments regarding cost causation and the impropriety of allocating costs to the ATSI zone or to ATSI. FirstEnergy cannot predict the outcome of these proceedings at this time.
Sales to Affiliates
FES has received authorization from FERC to make wholesale power sales to the Utilities. FES actively participates in auctions conducted by or on behalf of the Utilities to obtain the power and related services necessary to meet the Utilities’ POLR obligations. Because of the merger with FirstEnergy, AS is considered an affiliate of the Utilities for purposes of FERC’s affiliate restriction regulations. This requires AS to obtain prior FERC authorization to make sales to the Utilities when it successfully participates in the Utilities’ POLR auctions.
FES currently supplies the Ohio Companies with a portion of their capacity, energy, ancillary services and transmission under a Master SSO Supply Agreement for a two-year period ending May 31, 2011. FES won 51 tranches in a descending clock auction for POLR service administered by the Ohio Companies and their consultant, CRA International on May 13-14, 2009. Other winning suppliers have assigned their Master SSO Supply Agreements to FES, five of which were effective in June, two more in July, four more in August and ten more in September, 2009. FES also supplies power used by Constellation to serve an additional five tranches. As a result of these arrangements, FES serves 77 tranches, or 77% of the POLR load of the Ohio Companies until May 31, 2011.
On October 20, 2010, FES participated in a descending clock auction for POLR service administered by the Ohio Companies and their consultant, CRA International, for the following periods: June 1, 2011 through May 31, 2012; June 1, 2011, through May 31, 2013; and June 1, 2010 through May 31, 2014. The Ohio Companies offered 17, 17, and 16 tranches for these periods, respectively. FES won 10, 7, and 3 tranches, respectively, for these periods. On January 25, 2011, the Ohio Companies conducted a second auction offering the same product for identical time periods. FES won 3, 0, and 3 tranches, respectively, for these periods. FES entered into a Master SSO Supply Agreement to provide capacity, energy, ancillary services, and congestion costs to the Ohio Companies for the tranches won. Under the ESP in effect for these time periods, the Ohio Companies are responsible for payment of noncontrollable transmission costs billed by PJM for POLR service.

On October 18, 2010, FES participated in a descending clock auction for POLR service administered by both Met-Ed and Penelec and their consultant, National Economic Research Associates (NERA) for the following tranche products and delivery periods: Residential 5-month, Residential 24-month, Commercial 5-month, Commercial 12-month and Industrial 12-month. All 5-month delivery periods are from January 1, 2011 through May 31, 2011, all 12-month delivery periods are from June 1, 2011 through May 31, 2012 while all 24-month delivery periods are from June 1, 2011 through May 31, 2013. Met-Ed offered 7 Residential 5-month tranches, 4 Residential 24-month tranches, 6 Commercial 5-month tranches, 6 Commercial 12-month tranches and 1 Industrial tranche while Penelec offered 5 Residential 5-month tranches, 3 Residential 24-month tranches, 5 Commercial 5-month tranches, 5 Commercial 12-month tranches and 1 Industrial tranche.
For Met-Ed offerings, FES won 4 Residential 5-month tranches, 2 Residential 24-month tranches, 1 Commercial 5-month tranche, 1 Commercial 12-month tranche and zero Industrial tranches. For Penelec offerings, FES won 1 Residential 5-month tranche, 1 Residential 24-month tranche, zero Commercial 5-month tranches, zero Commercial 12-month tranches and zero Industrial tranches. FES entered into separate Supplier Master Agreements (SMA) to provide capacity, energy, ancillary services, and congestion costs with Met-Ed and Penelec for each product won. Under the terms and conditions of the SMA, Met-Ed and Penelec are responsible for payment of noncontrollable transmission costs billed by PJM.
On January 18 to 20, 2011 FES participated in a descending clock auction for POLR service administered by Met-Ed, Penelec, and Penn Power and their consultant, NERA for the following tranche products and delivery periods: Residential 12-month, Residential 24-month, Commercial 12-month and Industrial 12-month. All 12-month delivery periods are from June 1, 2011 through May 31, 2012 while all 24-month delivery periods are from June 1, 2011 through May 31, 2013. Met-Ed offered 3 Residential 12-month tranches, 4 Residential 24-month tranches, 6 Commercial 12-month tranches and 11 Industrial tranches. Penelec offered 3 Residential 12-month tranches, 2 Residential 24-month tranches, 5 Commercial 12-month tranches and 11 Industrial tranches. Penn Power offered 2 Residential 12-month tranches, 1 Residential 24-month tranche, 3 Commercial 12-month tranches and 3 Industrial tranches.
For Met-Ed offerings, FES won 1 Commercial 12-month tranche and zero for the remaining products. For Penelec and Penn Power offerings, FES won no tranches. FES entered into a SMA to provide capacity, energy, ancillary services, and congestion costs with Met-Ed for the product won. Under the terms and conditions of the SMA, Met-Ed is responsible for payment of noncontrollable transmission costs billed by PJM.
Reliability Initiatives
Federally-enforceable mandatory reliability standards apply to the bulk power system and impose certain operating, record-keeping and reporting requirements on the Utilities, FES, FGCO, FENOC and ATSI. The NERC, as the ERO is charged with establishing and enforcing these reliability standards, although it has delegated day-to-day implementation and enforcement of these reliability standards to eight regional entities, including ReliabilityFirst Corporation. All of FirstEnergy’s facilities are located within the ReliabilityFirst region. FirstEnergy actively participates in the NERC and ReliabilityFirst stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by the ReliabilityFirst Corporation.
FirstEnergy believes that it generally is in compliance with all currently-effective and enforceable reliability standards. Nevertheless, in the course of operating its extensive electric utility systems and facilities, FirstEnergy occasionally learns of isolated facts or circumstances that could be interpreted as excursions from the reliability standards. If and when such items are found, FirstEnergy develops information about the item and develops a remedial response to the specific circumstances, including in appropriate cases “self-reporting” an item to ReliabilityFirst. Moreover, it is clear that the NERC, ReliabilityFirst and the FERC will continue to refine existing reliability standards as well as to develop and adopt new reliability standards. The financial impact of complying with new or amended standards cannot be determined at this time; however, 2005 amendments to the FPA provide that all prudent costs incurred to comply with the new reliability standards be recovered in rates. Still, any future inability on FirstEnergy’s part to comply with the reliability standards for its bulk power system could result in the imposition of financial penalties that could have a material adverse effect on its financial condition, results of operations and cash flows.
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

On August 23, 2010, FirstEnergy self-reported to ReliabilityFirst a vegetation encroachment event on a Met-Ed 230 kV line. This event did not result in a fault, outage, operation of protective equipment, or any other meaningful electric effect on any FirstEnergy transmission facilities or systems. On August 25, 2010, ReliabilityFirst issued a Notice of Enforcement to investigate the incident. FirstEnergy submitted a data response to ReliabilityFirst on September 27, 2010. At this time, FirstEnergy is unable to predict the outcome of this investigation.
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
Clean Air Act Compliance
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
The Sammis, Eastlake and Mansfield coal-fired plants are operated under a consent decree with the EPA and DOJ that requires reductions of NOx and SO2 emissions through the installation of pollution control devices or repowering. OE and Penn are subject to stipulated penalties for failure to install and operate such pollution controls or complete repowering in accordance with that agreement.
In July 2008, three complaints were filed against FGCO in the U.S. District Court for the Western District of Pennsylvania seeking damages based on Bruce Mansfield Plant air emissions. Two of these complaints also seek to enjoin the Bruce Mansfield Plant from operating except in a “safe, responsible, prudent and proper manner”, one being a complaint filed on behalf of twenty-one individuals and the other being a class action complaint seeking certification as a class action with the eight named plaintiffs as the class representatives. FGCO believes the claims are without merit and intends to defend itself against the allegations made in those three complaints.
The states of New Jersey and Connecticut filed CAA citizen suits in 2007 alleging NSR violations at the Portland Generation Station against GenOn Energy, Inc. (the current owner and operator), Sithe Energy (the purchaser of the Portland Station from Met-Ed in 1999) and Met-Ed. Specifically, these suits allege that “modifications” at Portland Units 1 and 2 occurred between 1980 and 2005 without preconstruction NSR permitting in violation of the CAA’s PSD program, and seek injunctive relief, penalties, attorney fees and mitigation of the harm caused by excess emissions. In September 2009, the Court granted Met-Ed’s motion to dismiss New Jersey’s and Connecticut’s claims for injunctive relief against Met-Ed, but denied Met-Ed’s motion to dismiss the claims for civil penalties. The parties dispute the scope of Met-Ed’s indemnity obligation to and from Sithe Energy.
In January 2009, the EPA issued a NOV to GenOn alleging NSR violations at the Portland Generation Station based on “modifications” dating back to 1986 and also alleged NSR violations at the Keystone and Shawville Stations based on “modifications” dating back to 1984. Met-Ed, JCP&L, as the former owner of 16.67% of the Keystone Station, and Penelec, as former owner and operator of the Shawville Station, are unable to predict the outcome of this matter.
In June 2008, the EPA issued a Notice and Finding of Violation to Mission Energy Westside, Inc. alleging that “modifications” at the Homer City Power Station occurred since 1988 to the present without preconstruction NSR permitting in violation of the CAA’s PSD program. In May 2010, the EPA issued a second NOV to Mission Energy Westside, Inc., Penelec, NYSEG and others that have had an ownership interest in the Homer City Power Station containing in all material respects identical allegations as the June 2008 NOV. On July 20, 2010, the states of New York and Pennsylvania provided Mission Energy Westside, Inc., Penelec, NYSEG and others that have had an ownership interest in the Homer City Power Station a notification that was required 60 days prior to filing a citizen suit under the CAA. In January, 2011, the DOJ filed a complaint against Penelec in the U.S. District Court for the Western District of Pennsylvania seeking damages based on alleged “modifications” at the Homer City Power Station between 1991 to 1994 without preconstruction NSR permitting in violation of the CAA’s PSD and Title V permitting programs. The complaint was also filed against the former co-owner, NYSEG, and various current owners of the Homer City Station, including EME Homer City Generation L.P. and affiliated companies, including Edison International. In addition, the Commonwealth of Pennsylvania and the State of New York intervened and have filed a separate complaint regarding the Homer City Station. Mission Energy Westside, Inc. is seeking indemnification from Penelec, the co-owner and operator of the Homer City Power Station prior to its sale in 1999. The scope of Penelec’s indemnity obligation to and from Mission Energy Westside, Inc. is under dispute and Penelec is unable to predict the outcome of this matter.

In January 2011, a complaint was filed against Penelec in the U.S. District Court for the Western District of Pennsylvania seeking damages based on the Homer City Station’s air emissions. The complaint was also filed against the former co-owner, NYSEG and various current owners of the Homer City Station, including EME Homer City Generation L.P. and affiliated companies, including Edison International. The complaint also seeks certification as a class action and to enjoin the Homer City Station from operating except in a “safe, responsible, prudent and proper manner.” Penelec believes the claims are without merit and intends to defend itself against the allegations made in the complaint.
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
National Ambient Air Quality Standards
The EPA’s CAIR requires reductions of NOx and SO2 emissions in two phases (2009/2010 and 2015), ultimately capping SO2 emissions in affected states to 2.5 million tons annually and NOx emissions to 1.3 million tons annually. In 2008, the U.S. Court of Appeals for the District of Columbia vacated CAIR “in its entirety” and directed the EPA to “redo its analysis from the ground up.” In December 2008, the Court reconsidered its prior ruling and allowed CAIR to remain in effect to “temporarily preserve its environmental values” until the EPA replaces CAIR with a new rule consistent with the Court’s opinion. The Court ruled in a different case that a cap-and-trade program similar to CAIR, called the “NOx SIP Call,” cannot be used to satisfy certain CAA requirements (known as reasonably available control technology) for areas in non-attainment under the “8-hour” ozone NAAQS. In July 2010, the EPA proposed the CATR to replace CAIR, which remains in effect until the EPA finalizes CATR. CATR requires reductions of NOx and SO2 emissions in two phases (2012 and 2014), ultimately capping SO2 emissions in affected states to 2.6 million tons annually and NOx emissions to 1.3 million tons annually. The EPA proposed a preferred regulatory approach that allows trading of NOx and SO2 emission allowances between power plants located in the same state and severely limits interstate trading of NOx and SO2 emission allowances. The EPA also requested comment on two alternative approaches—the first eliminates interstate trading of NOx and SO2 emission allowances and the second eliminates trading of NOx and SO2 emission allowances in its entirety. Depending on the actions taken by the EPA with respect to CATR, the proposed MACT regulations discussed below and any future regulations that are ultimately implemented, FGCO’s future cost of compliance may be substantial. Management continues to assess the impact of these environmental proposals and other factors on FGCO’s facilities, particularly on the operation of its smaller, non-supercritical units. In August 2010, for example, management decided to idle certain units or operate them on a seasonal basis until developments clarify.
Hazardous Air Pollutant Emissions
The EPA’s CAMR provides for a cap-and-trade program to reduce mercury emissions from coal-fired power plants in two phases; initially, capping nationwide emissions of mercury at 38 tons by 2010 (as a “co-benefit” from implementation of SO2 and NOx emission caps under the EPA’s CAIR program) and 15 tons per year by 2018. The U.S. Court of Appeals for the District of Columbia, at the urging of several states and environmental groups, vacated the CAMR, ruling that the EPA failed to take the necessary steps to “de-list” coal-fired power plants from its hazardous air pollutant program and, therefore, could not promulgate a cap-and-trade program. On April 29, 2010, the EPA issued proposed MACT regulations requiring emissions reductions of mercury and other hazardous air pollutants from non-electric generating unit boilers. If finalized, the non-electric generating unit MACT regulations could also provide precedent for MACT standards applicable to electric generating units. On January 20, 2011, the U.S. District Court for the District of Columbia denied a motion by the EPA for an extension of the deadline to issue final rules, ordering the EPA to issue such rules by February 21, 2011. The EPA also entered into a consent decree requiring it to propose MACT regulations for mercury and other hazardous air pollutants from electric generating units by March 16, 2011, and to finalize the regulations by November 16, 2011. Depending on the action taken by the EPA and on how any future regulations are ultimately implemented, FGCO’s future cost of compliance with MACT regulations may be substantial and changes to FGCO’s operations may result.

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
On September 21, 2009, the U.S. Court of Appeals for the Second Circuit and on October 16, 2009, the U.S. Court of Appeals for the Fifth Circuit reversed and remanded lower court decisions that had dismissed complaints alleging damage from GHG emissions on jurisdictional grounds. However, a subsequent ruling from the U.S. Court of Appeals for the Fifth Circuit reinstated the lower court dismissal of a complaint alleging damage from GHG emissions. These cases involve common law tort claims, including public and private nuisance, alleging that GHG emissions contribute to global warming and result in property damages. On December 6, 2010, the U.S. Supreme Court granted a writ of certiorari to the Second Circuit in Connecticut v. AEP. Briefing and oral argument are expected to be completed in early 2011 and a decision issued in or around June 2011. While FirstEnergy is not a party to this litigation, FirstEnergy and/or one or more of its subsidiaries could be named in actions making similar allegations.
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

The EPA established new performance standards under Section 316(b) of the Clean Water Act for reducing impacts on fish and shellfish from cooling water intake structures at certain existing electric generating plants. The regulations call for reductions in impingement mortality (when aquatic organisms are pinned against screens or other parts of a cooling water intake system) and entrainment (which occurs when aquatic life is drawn into a facility’s cooling water system). The EPA has taken the position that until further rulemaking occurs, permitting authorities should continue the existing practice of applying their best professional judgment to minimize impacts on fish and shellfish from cooling water intake structures. On April 1, 2009, the U.S. Supreme Court reversed one significant aspect of the Second Circuit’s opinion and decided that Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures. The EPA is developing a new regulation under Section 316(b) of the Clean Water Act consistent with the opinions of the Supreme Court and the Court of Appeals which have created significant uncertainty about the specific nature, scope and timing of the final performance standard. FirstEnergy is studying various control options and their costs and effectiveness, including pilot testing of reverse louvers in a portion of the Bay Shore power plant’s water intake channel to divert fish away from the plant’s water intake system. On November 19, 2010, the Ohio EPA issued a permit for the Bay Shore power plant requiring installation of reverse louvers in its entire water intake channel by December 31, 2014. Depending on the results of such studies and the EPA’s further rulemaking and any final action taken by the states exercising best professional judgment, the future costs of compliance with these standards may require material capital expenditures.
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
The Utilities have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the consolidated balance sheet as of December 31, 2010, based on estimates of the total costs of cleanup, the Utilities’ proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $104 million (JCP&L — $69 million, TE — $1 million, CEI — $1 million, FGCO — $1 million and FirstEnergy — $32 million) have been accrued through December 31, 2010. Included in the total are accrued liabilities of approximately $64 million for environmental remediation of former MGPs and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC.
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

Litigation Relating to the Proposed Allegheny Merger
In connection with the proposed merger (Note 22), purported shareholders of Allegheny have filed putative shareholder class action and/or derivative lawsuits against Allegheny and its directors and certain officers, referred to as the Allegheny Energy defendants, FirstEnergy and Merger Sub. Four putative class action and derivative lawsuits were filed in the Circuit Court for Baltimore City, Maryland (Maryland Court). One was withdrawn. The Maryland Court has consolidated the remaining three cases under the caption: In re Allegheny Energy Shareholder and Derivative Litigation, C.A. No. 24-C-10-1301. Three shareholder lawsuits were filed in the Court of Common Pleas of Westmoreland County, Pennsylvania and the court has consolidated these actions under the caption: In re Allegheny Energy, Inc. Shareholder Class and Derivative, Litigation, Lead Case No. 1101 of 2010. One putative shareholder class action was filed in the U.S. District Court for the Western District of Pennsylvania and is captioned Louisiana Municipal Police Employees’ Retirement System v. Evanson, et al., C.A. No. 10-319 NBF. In summary, the lawsuits allege, among other things, that the Allegheny Energy directors breached their fiduciary duties by approving the merger agreement, and that Allegheny, FirstEnergy and Merger Sub aided and abetted in these alleged breaches of fiduciary duty. The complaints seek, among other things, jury trials, money damages and injunctive relief. While FirstEnergy believes the lawsuits are without merit and has defended vigorously against the claims, in order to avoid the costs associated with the litigation, the defendants have agreed to the terms of a disclosure-based settlement of all these shareholder lawsuits and have reached agreement with counsel for all of the plaintiffs concerning fee applications. Under the terms of the settlement, no payments are being made by FirstEnergy or Merger Sub. A formal stipulation of settlement was filed with the Maryland Court on October 18, 2010 and it was approved and became final on January 12, 2011. The separate Pennsylvania federal and state proceedings were dismissed on January 14, 2011 and January 18, 2011, respectively. The above shareholder actions have been fully and finally resolved.
Nuclear Plant Matters
During a planned refueling outage that began on February 28, 2010, FENOC conducted a non destructive examination and testing of the CRDM nozzles of the Davis-Besse reactor pressure vessel head. FENOC identified flaws in CRDM nozzles that required modification. The NRC was notified of these findings, along with federal, state and local officials. On March 17, 2010, the NRC sent a special inspection team to Davis-Besse to assess the adequacy of FENOC’s identification, analyses and resolution of the CRDM nozzle flaws and to ensure acceptable modifications were made prior to placing the RPV head back in service. After successfully completing the modifications, FENOC committed to take a number of corrective actions including strengthening leakage monitoring procedures and shutting Davis-Besse down no later than October 1, 2011, to replace the reactor pressure vessel head with nozzles made of material less susceptible to primary water stress corrosion cracking, further enhancing the safe and reliable operations of the plant. On June 29, 2010, FENOC returned Davis-Besse to service. On September 9, 2010, the NRC held a public exit meeting describing the results of the NRC special inspection team inspection of FENOC’s identification of the CRDM nozzles with flaws and the modifications to those nozzles. On October 22, 2010, the NRC issued its final report of the special inspection. The report contained three findings characterized as very low safety significance that were promptly corrected prior to plant operation.
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
Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities. As of December 31, 2010, FirstEnergy had approximately $2 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley, Perry and TMI-2. FirstEnergy provides an additional $15 million parental guarantee associated with the funding of decommissioning costs for these units. As required by the NRC, FirstEnergy annually recalculates and adjusts the amount of its parental guarantee, as appropriate. The values of FirstEnergy’s nuclear decommissioning trusts fluctuate based on market conditions. If the value of the trusts decline by a material amount, FirstEnergy’s obligation to fund the trusts may increase. Disruptions in the capital markets and its effects on particular businesses and the economy could also affect the values of the nuclear decommissioning trusts. The NRC issued guidance anticipating an increase in low-level radioactive waste disposal costs associated the decommissioning of FirstEnergy’s nuclear facilities. As a result, FirstEnergy’s decommissioning funding obligations are expected to increase. FirstEnergy continues to evaluate the status of its funding obligations for the decommissioning of these nuclear facilities.

On August 27, 2010, FENOC submitted an application to the NRC for renewal of the Davis-Besse Nuclear Power Station operating license for an additional twenty years, until 2037. On December 27 and 28, 2010, a group of petitioners filed a request for hearing contending that FENOC failed to adequately consider wind or solar generation, or some combination thereof, as an alternative to license extension at Davis-Besse. They further argued FENOC had failed to adequately assess the cost of a severe accident at Davis-Besse. FENOC and the NRC staff responded to this pleading on January 21, 2011, demonstrating that none of the petitioners’ arguments were admissible contentions under the National Environmental Policy Act or NRC regulations. An Atomic Safety and Licensing Board panel is expected to determine whether a hearing is necessary.
Ohio Legal Matters
On February 16, 2010, a class action lawsuit was filed in Geauga County Court of Common Pleas against FirstEnergy, CEI and OE seeking declaratory judgment and injunctive relief, as well as compensatory, incidental and consequential damages, on behalf of a class of customers related to the reduction of a discount that had previously been in place for residential customers with electric heating, electric water heating, or load management systems. The reduction in the discount was approved by the PUCO. On March 18, 2010, the named-defendant companies filed a motion to dismiss the case due to the lack of jurisdiction of the court of common pleas. The court granted the motion to dismiss on September 7, 2010. The plaintiffs appealed the decision to the Court of Appeals of Ohio, which has not yet rendered an opinion.
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
CRITICAL ACCOUNTING POLICIES
FirstEnergy prepares consolidated financial statements in accordance with GAAP. Application of these principles often requires a high degree of judgment, estimates and assumptions that affect financial results. All of FirstEnergy assets are subject to specific risks and uncertainties and are regularly reviewed for impairment. FirstEnergy’s more significant accounting policies are described below.
Revenue Recognition
FirstEnergy follows the accrual method of accounting for revenues, recognizing revenue for electricity that has been delivered to customers but not yet billed through the end of the accounting period. The determination of electricity sales to individual customers is based on meter readings, which occur on a systematic basis throughout the month. At the end of each month, electricity delivered to customers since the last meter reading is estimated and a corresponding accrual for unbilled sales is recognized. The determination of unbilled sales and revenues requires management to make estimates regarding electricity available for retail load, transmission and distribution line losses, demand by customer class, applicable billing demands, weather-related impacts, number of days unbilled and tariff rates in effect within each customer class.
Regulatory Accounting
FirstEnergy’s energy delivery services segment is subject to regulation that sets the prices (rates) the Utilities are permitted to charge customers based on costs that the regulatory agencies determine the Utilities are permitted to recover. At times, regulators permit the future recovery through rates of costs that would be currently charged to expense by an unregulated company. This ratemaking process results in the recording of regulatory assets based on anticipated future cash inflows. FirstEnergy regularly reviews these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.
Pension and Other Postretirement Benefits Accounting
FirstEnergy’s reported costs of providing noncontributory qualified and non-qualified defined pension benefits and OPEB benefits other than pensions are dependent upon numerous factors resulting from actual plan experience and certain assumptions.

Pension and OPEB costs are affected by employee demographics (including age, compensation levels, and employment periods), the level of contributions FirstEnergy makes to the plans and earnings on plan assets. Pension and OPEB costs may also be affected by changes to key assumptions, including anticipated rates of return on plan assets, the discount rates and health care trend rates used in determining the projected benefit obligations for pension and OPEB costs.
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
FirstEnergy recognizes the overfunded or underfunded status of the defined benefit pension and other postretirement benefit plans on the balance sheet and recognize changes in funded status in the year in which the changes occur through other comprehensive income. The underfunded status of FirstEnergy’s qualified and non-qualified pension and OPEB plans at December 31, 2010 was $1.7 billion. FirstEnergy voluntarily intends to contribute $250 million to its pension plan in 2011.
In selecting an assumed discount rate, FirstEnergy considers currently available rates of return on high-quality fixed income investments expected to be available during the period to maturity of the pension and other postretirement benefit obligations. The assumed discount rates for pension were 5.50%, 6.00% and 7.00% for December 31, 2010, 2009 and 2008, respectively. The assumed discount rates for OPEB were 5.00%, 5.75% and 7.0% as of December 31, 2010, 2009 and 2008, respectively.
FirstEnergy’s assumed rate of return on pension plan assets considers historical market returns and economic forecasts for the types of investments held by the pension trusts. In 2010, FirstEnergy’s qualified pension and OPEB plan assets earned $492 million or 10.1% compared to amounts earned of $570 million or 13.6% in 2009. The qualified pension and OPEB costs in 2010 and 2009 were computed using an assumed 8.5% and 9.0% rate of return, respectively, on plan assets which generated $397 million and $379 million of expected returns on plan assets, respectively. The expected return of pension and OPEB assets is based on the trusts’ asset allocation targets and the historical performance of risk-based and fixed income securities. The gains or losses generated as a result of the difference between expected and actual returns on plan assets are deferred and amortized and will increase or decrease future net periodic pension and OPEB cost, respectively.
FirstEnergy’s qualified and non-qualified pension and OPEB net periodic benefit cost was $138 million in 2010 compared to $197 million in 2009 and credits of $116 million in 2008. FirstEnergy expects the 2011 qualified and non-qualified pension and OPEB costs (including amounts capitalized) to be $103 million.
On June 2, 2009, FirstEnergy amended the health care benefits plan for all employees and retirees eligible that participate in that plan. The amendment, which reduces future health care coverage subsidies paid by FirstEnergy on behalf of participants, triggered a remeasurement of FirstEnergy’s other postretirement benefit plans as of May 31, 2009. On September 2, 2009, the Utilities and ATSI made a combined $500 million voluntary contribution to their qualified pension plan. Due to the significance of the voluntary contribution, FirstEnergy elected to remeasure the qualified pension plan as of August 31, 2009. In the third quarter of 2009, FirstEnergy also incurred a $13 million net postretirement benefit cost (including amounts capitalized) related to a liability created by the VERO offered by FirstEnergy to qualified employees. The special termination benefits of the VERO included additional health care coverage subsidies paid by FirstEnergy to those qualified employees who elected to retire. A total of 715 employees accepted the VERO.
Health care cost trends continue to increase and will affect future OPEB costs. The 2010 composite health care trend rate assumptions were approximately 8-9%, compared to 8.5-10% in 2009, gradually decreasing to 5% in later years. In determining FirstEnergy’s trend rate assumptions, included are the specific provisions of FirstEnergy’s health care plans, the demographics and utilization rates of plan participants, actual cost increases experienced in FirstEnergy’s health care plans, and projections of future medical trend rates. The effect on the pension and OPEB costs from changes in key assumptions are as follows:
Increase in Costs from Adverse Changes in Key Assumptions

Assumption	Adverse Change	Pension	OPEB	Total
			(In millions)
Discount rate	Decrease by 0.25%	$13	$1	$14
Long-term return on assets	Decrease by 0.25%	$12	$1	$13
Health care trend rate	Increase by 1%	N/A	$4	$4

Emission Allowances
FirstEnergy holds emission allowances for SO2 and NOX in order to comply with programs implemented by the EPA designed to regulate emissions of SO2 and NOX produced by power plants. Emission allowances are either granted by the EPA at zero cost or are purchased at fair value as needed to meet emission requirements. Emission allowances are not purchased with the intent of resale. Emission allowances eligible to be used in the current year are recorded in materials and supplies inventory at the lesser of weighted average cost or market value. Emission allowances eligible for use in future years are recorded as other investments. FirstEnergy recognizes emission allowance costs as fuel expense during the periods that emissions are produced by generating facilities. Excess emission allowances that are not needed to meet emission requirements may be sold and are reported as a reduction to other operating expenses.
Long-Lived Assets
FirstEnergy reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. The recoverability of a long-lived asset is measured by comparing the asset’s carrying value to the sum of undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is greater than the undiscounted future cash flows of the long-lived asset, impairment exists and a loss is recognized for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
Asset Retirement Obligations
FirstEnergy recognizes an ARO for the future decommissioning of FirstEnergy’s nuclear power plants and future remediation of other environmental liabilities associated with long-lived assets. The ARO liability represents an estimate of the fair value of the current obligation related to nuclear decommissioning and the retirement or remediation of environmental liabilities of other assets. A fair value measurement inherently involves uncertainty in the amount and timing of settlement of the liability. FirstEnergy uses an expected cash flow approach to measure the fair value of the nuclear decommissioning and environmental remediation ARO. This approach applies probability weighting to discounted future cash flow scenarios that reflect a range of possible outcomes. The scenarios consider settlement of the ARO at the expiration of the nuclear power plants’ current license, settlement based on an extended license term and expected remediation dates.
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
Goodwill
In a business combination, the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed is recognized as goodwill. Goodwill is evaluated for impairment at least annually and more frequently if indicators of impairment arise. In accordance with accounting standards, if the fair value of a reporting unit is less than its carrying value (including goodwill), the goodwill is tested for impairment. Impairment is indicated and a loss is recognized if the implied fair value of a reporting unit’s goodwill is less than the carrying value of its goodwill.
NEW ACCOUNTING STANDARDS AND INTERPRETATIONS
See Note 16 to the consolidated financial statements for discussion of new accounting pronouncements.

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
FES’ revenues during 2010 were derived from sales to individual retail customers, sales to communities in the form of government aggregation programs, the sale of electricity to Met-Ed and Penelec to meet all of their POLR and default service requirements, and its participation in affiliated and non-affiliated POLR auctions. FES sales were primarily concentrated in Ohio, Pennsylvania, Illinois, Maryland, Michigan and New Jersey. Beginning in 2011, FES will not be required to supply Met-Ed and Penelec’s POLR and default service requirements as Met-Ed and Penelec will procure power under their Default Service Plans in which full requirements products (energy, capacity, ancillary services and applicable transmission services) are procured through descending clock auctions.
The demand for electricity produced and sold by FES, along with the price of that electricity, is impacted by conditions in competitive power markets, global economic activity, economic activity in the Midwest and Mid-Atlantic regions and weather conditions.
For additional information with respect to FES, please see the information contained in FirstEnergy Management’s Discussion and Analysis of Financial Condition and Results of Operations under the following subheadings, which information is incorporated by reference herein: Strategy and Outlook, Risks and Challenges, Postretirement Benefits, Supply Plan, Capital Resources and Liquidity, Contractual Obligations, Regulatory Matters, Environmental Matters, Other Legal Proceedings and New Accounting Standards and Interpretations.
Results of Operations
Net income decreased to $269 million in 2010 compared to $577 million in 2009. The decrease in net income was primarily due to $384 million of impairment charges ($240 million net of tax) in 2010. In addition, FES sold a 6.65% participation interest in OVEC in 2010 compared to a 9% interest in 2009, accounting for $105 million of the reduction in net income. Investment income from nuclear decommissioning trusts was also lower in 2010. These reductions were partially offset by an increase in sales margins.
Revenues
Excluding the impact of the OVEC sale in both years, total revenues increased $1,267 million in 2010 compared to the same period in 2009, primarily due to an increase in direct and government aggregation sales and sales of RECs, partially offset by decreases in POLR sales to the Ohio Companies and other wholesale sales.
The increase in revenues resulted from the following sources:

			Increase
Revenues by Type of Service	2010	2009	(Decrease)
		(In millions)
Direct and Government Aggregation	$2,494	$779	$1,715
POLR	2,436	2,863	(427)
Other Wholesale	550	632	(82)
Transmission	77	73	4
RECs	74	17	57
Sale of OVEC participation interest	85	252	(167)
Other	112	112	—

Total Revenues	$5,828	$4,728	$1,100

Direct and government aggregation revenues increased by $1.7 billion due to the acquisition of new commercial and industrial customers as well as from new government aggregation contracts with communities in Ohio that provide generation to 1.5 million residential and small commercial customers at the end of 2010 compared to 600,000 of such customers at the end of 2009. Increases in direct sales were partially offset by lower unit prices. Sales to residential and small commercial customers were also bolstered by summer weather in the delivery area that was significantly warmer than in 2009.
The decrease in POLR revenues of $427 million was due to lower sales volumes and unit prices to the Ohio Companies, partially offset by increased sales volumes and higher unit prices to the Pennsylvania Companies. The lower sales volumes and unit prices to the Ohio Companies in 2010 reflected the results of the May 2009 CBP. The increased revenues to the Pennsylvania Companies resulted from FES supplying Met-Ed and Penelec with volumes previously supplied through a third-party contract and at prices that were slightly higher than in 2009.
Other wholesale revenues decreased $82 million due to reduced volumes, partially offset by higher prices. Lower sales volumes in MISO were due to available capacity serving increased retail sales in Ohio, partially offset by increased sales under bilateral agreements in PJM.
The following tables summarize the price and volume factors contributing to changes in revenues from generation sales:

Increase
Source of Change in Direct and Government Aggregation	(Decrease)
(In millions)
Direct Sales:
Effect of increase in sales volumes	$1,083
Change in prices	(82)

1,001

Government Aggregation
Effect of increase in sales volumes	704
Change in prices	10

714

Net Increase in Direct and Government Aggregation Revenues	$1,715

Increase
Source of Change in Wholesale Revenues	(Decrease)
(In millions)
POLR:
Effect of decrease in sales volumes	$(153)
Change in prices	(274)

(427)

Other Wholesale:
Effect of decrease in sales volumes	(105)
Change in prices	23

(82)

Net Decrease in Wholesale Revenues	$(509)

Expenses
Total expenses increased $1.5 billion in 2010 compared to 2009. The following table summarizes the factors contributing to the changes in fuel and purchased power costs in 2010 compared to 2009:

Increase
Source of Change in Fuel and Purchased Power	(Decrease)
(In millions)
Fossil Fuel:
Change due to increased unit costs	$34
Change due to volume consumed	207

241

Nuclear Fuel:
Change due to increased unit costs	29
Change due to volume consumed	5

34

Non-affiliated Purchased Power:
Power contract mark-to-market adjustment	(168)
Change due to decreased unit costs	(139)
Change due to volume purchased	896

589

Affiliated Purchased Power:
Change due to increased unit costs	101
Change due to volume purchased	47

148

Net Increase in Fuel and Purchased Power Costs	$1,012

Fossil fuel costs increased $241 million in 2010 compared to 2009. Increased volumes consumed in 2010 were due to higher sales to direct and government aggregation customers as well as to improved economic conditions. The higher unit prices reflect higher coal transportation charges in 2010 compared to last year. Nuclear fuel costs increased $34 million primarily due to the replacement of nuclear fuel at higher unit costs following the refueling outages that occurred in 2009 and 2010.
Non-affiliated purchased power costs increased $589 million. Increased volumes purchased primarily relate to the assumption of a 1,300 MW third party contract from Met-Ed and Penelec. Affiliated purchased power increased $148 million primarily due to higher unit costs combined with higher volumes purchased from affiliated companies.
Other operating expenses increased $96 million in 2010 compared to 2009, primarily due to the significant growth in FES’ retail business. Costs increased for transmission expenses, contractor expenses, associated company billings from affiliated service companies, uncollectible customer accounts and agent fees. Those increases were partially offset by reduced generating plant operating costs due to lower labor and one less nuclear refueling outage in 2010.
In 2010 impairment charges of long-lived assets increased expenses by $384 million ($240 million net of tax) related to operational changes at certain smaller coal-fired units in response to the continued slow economy, lower demand for electricity as well as uncertainty related to proposed new federal environmental regulations.
Depreciation expense decreased $16 million principally due to reduced depreciable property associated with the impairments described above and sale of the Sumpter plant in early 2010.
General taxes increased $7 million due to sales taxes associated with increased revenues.
Other Expense
Total other expense in 2010 was $94 million higher than the same period in 2009, primarily due to a decrease in nuclear decommissioning trust investment income of $66 million and a $32 million increase in interest expense (net of capitalized interest) from new long-term debt issued in late 2009 combined with the restructuring of outstanding PCRBs that occurred throughout 2009 and 2010.

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
The valuation of derivative contracts is based on observable market information to the extent that such information is available. In cases where such information is not available, FES relies on model-based information. The model provides estimates of future regional prices for electricity and an estimate of related price volatility. FES uses these results to develop estimates of fair value for financial reporting purposes and for internal management decision making (see Note 6 to the consolidated financial statements). Sources of information for the valuation of commodity derivative contracts as of December 31, 2010 are summarized by contract year in the following table:

Source of Information-
Fair Value by Contract Year	2011	2012	2013	2014	2015	Thereafter	Total
				(In millions)
Prices actively quoted(1)	$—	$—	$—	$—	$—	$—	$—
Other external sources(2)	(115)	6	4	7	—	—	(98)
Prices based on models	—	—	—	—	—	(9)	(9)

Total	$(115)	$6	$4	$7	$—	$(9)	$(107)

(1)	Represents futures and options traded on the New York Mercantile Exchange.

(2)	Primarily represents contracts based on broker and IntercontinentalExchange quotes.
FES performs sensitivity analyses to estimate its exposure to the market risk of its commodity positions. Based on derivative contracts held as of December 31, 2010, an adverse 10% change in commodity prices would decrease net income by approximately $16 million ($10 million net of tax) during the next 12 months.
Interest Rate Risk
FES’ exposure to fluctuations in market interest rates is reduced since a significant portion of its debt has fixed interest rates. The table below presents principal amounts and related weighted average interest rates by year of maturity for FES’ investment portfolio and debt obligations.

Comparison of Carrying Value to Fair Value

						There-		Fair
Year of Maturity	2011	2012	2013	2014	2015	after	Total	Value
	(In millions)
Assets
Investments Other Than Cash and Cash Equivalents:
Fixed Income						$994	$994	$994
Average interest rate						10.1%	10.1%

Liabilities
Long-term Debt:
Fixed rate	$158	$68	$75	$99	$450	$2,650	$3,500	$3,624
Average interest rate	4.6%	9%	9%	7.3%	5.1%	5.2%	5.3%
Variable rate						$779	$779	$779
Average interest rate						0.3%	0.3%
Short-term Borrowings:	$12						$12	$12
Average interest rate	0.6%						0.6%
Equity Price Risk
Nuclear decommissioning trust funds have been established to satisfy NGC’s nuclear decommissioning obligations. Included in FES’s nuclear decommissioning trust are fixed income and short-term investments carried at a market value of approximately $1,139 million as of December 31, 2010. NGC recognizes in earnings the unrealized losses on available-for-sale securities held in their nuclear decommissioning trusts as other-than-temporary impairments. A decline in the value of the nuclear decommissioning trusts or a significant escalation in estimated decommissioning costs could result in additional funding requirements. FES continues to evaluate the status of its funding obligations for the decommissioning of nuclear facilities.
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
FES maintains credit policies with respect to its counterparties to manage overall credit risk. This includes performing independent risk evaluations, actively monitoring portfolio trends and using collateral and contract provisions to mitigate exposure. As part of its credit program, FES aggressively manages the quality of its portfolio of energy contracts, evidenced by a current weighted average risk rating for energy contract counterparties of BBB (S&P). As of December 31, 2010, the largest credit concentration was with J.P. Morgan Chase & Co., which is currently rated investment grade, representing 3.3% of FES total approved credit risk.

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
For additional information with respect to OE, please see the information contained in FirstEnergy’s Management’s Discussion and Analysis of Financial Condition and Results of Operations under the following subheadings, which information is incorporated by reference herein: Strategy and Outlook, Risks and Challenges, Postretirement Benefits, Supply Plan, Capital Resources and Liquidity, Contractual Obligations, Off-Balance Sheet Arrangements, Regulatory Matters, Environmental Matters, Other Legal Proceedings, Critical Accounting Policies and New Accounting Standards and Interpretations.
Results of Operations
Earnings available to parent increased by $35 million in 2010 compared to 2009. The increase primarily resulted from lower purchased power costs and other operating costs, partially offset by lower revenues and investment income.
Revenues
Revenues decreased $681 million, or 27%, in 2010 compared to 2009 due primarily to a decrease in generation revenues.
Distribution revenues increased $6 million in 2010 compared to 2009, due to higher residential revenues, partially offset by lower commercial and industrial revenues. Commercial and industrial revenues were primarily impacted by lower average unit prices, resulting from lower transmission rates in 2010. Residential distribution revenues increased due to higher average unit prices resulting from the 2009 ESP and higher KWH deliveries resulting from the warmer conditions (cooling degree days increased 88% in OE’s service territory). Increased industrial deliveries were the result of higher KWH deliveries to major steel customers and automotive customers, reflecting improving economic conditions.
Changes in distribution KWH deliveries and revenues in 2010 compared to 2009 are summarized in the following tables:

Distribution KWH Deliveries	Increase

Residential	5.5%
Commercial	2.6%
Industrial	9.5%

Increase in Distribution Deliveries	5.8%

Increase
Distribution Revenues	(Decrease)
(In millions)
Residential	$33
Commercial	(7)
Industrial	(20)

Net Increase in Distribution Revenues	$6

Retail generation revenues decreased $680 million primarily due to lower KWH sales in all customer classes. Lower KWH sales resulted principally from a 36% increase in customer shopping in 2010. That sales reduction was partially offset by increased weather-related usage in 2010 as described above. Lower average unit pricing also contributed to the decrease as lower unit prices in the residential class were partially offset by higher unit prices in the commercial and industrial classes.

Changes in retail generation KWH sales and revenues in 2010 compared to 2009 are summarized in the following tables:

Retail Generation KWH Sales	Decrease

Residential	(26.0)%
Commercial	(58.0)%
Industrial	(58.2)%

Decrease in Retail Generation Sales	(43.3)%

Retail Generation Revenues	Decrease
(In millions)
Residential	$(216)
Commercial	(266)
Industrial	(198)

Decrease in Retail Generation Revenues	$(680)

Expenses
Total expenses decreased $752 million in 2010 compared to 2009. The following table presents changes from the prior period by expense category:

Increase
Expenses — Changes	(Decrease)
(In millions)
Purchased power costs	$(635)
Other operating expenses	(97)
Provision for depreciation	(1)
Amortization of regulatory assets, net	(31)
General taxes	12

Net Decrease in Expenses	$(752)

Purchased power costs decreased in 2010 compared to 2009, primarily due to lower KWH purchases resulting from reduced requirements in 2010 and slightly lower unit costs. The decrease in other operating costs for 2010 was primarily due to lower MISO transmission expenses ($48 million) (assumed by third party suppliers beginning June 1, 2009), the absence in 2010 of costs associated with regulatory obligations for economic development and energy efficiency programs under OE’s 2009 ESP ($18 million) and decreased labor expenses ($12 million). The amortization of regulatory assets decreased primarily due to lower MISO transmission cost amortization, partially offset by increased recovery of other regulatory assets. The increase in general taxes was primarily due to higher Ohio KWH taxes in 2010 as compared to 2009 and a $7.1 million Ohio KWH tax adjustment recognized in 2009 related to prior periods.
Other Expense
Other expense increased $21 million in 2010 compared to 2009, primarily due to lower nuclear decommissioning trust investment income.

Interest Rate Risk
OE’s exposure to fluctuations in market interest rates is reduced since a significant portion of its debt has fixed interest rates. The table below presents principal amounts and related weighted average interest rates by year of maturity for OE’s investment portfolio and debt obligations.
Comparison of Carrying Value to Fair Value

						There-		Fair
Year of Maturity	2011	2012	2013	2014	2015	after	Total	Value
	(In millions)
Assets
Investments Other Than Cash and Cash Equivalents:
Fixed Income	$28	$31	$37	$42	$37	$138	$313	$365
Average interest rate	8.7%	8.7%	8.8%	8.8%	8.9%	4%	6.7%

Liabilities
Long-term Debt:
Fixed rate						$1,159	$1,159	$1,321
Average interest rate						6.9%	6.9%
Short-term Borrowings:	$142						$142	$142
Average interest rate	0.5%						0.5%
Equity Price Risk
Nuclear decommissioning trust funds have been established to satisfy nuclear decommissioning obligations. Included in OE’s nuclear decommissioning trust are fixed income and short-term investments carried at a market value of approximately $126 million as of December 31, 2010. OE recognizes in earnings the unrealized losses on available-for-sale securities held in their nuclear decommissioning trust as other-than-temporary impairments. A decline in the value of the nuclear decommissioning trust or a significant escalation in estimated decommissioning costs could result in additional funding requirements. During 2010, $4 million was contributed to the OE and TE nuclear decommissioning trusts to comply with requirements under certain sale-leaseback transactions in which OE and TE continue as lessees. OE continues to evaluate the status of its funding obligations for the decommissioning of nuclear facilities.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
MANAGEMENT’S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS
CEI is a wholly owned, electric utility subsidiary of FirstEnergy. CEI conducts business in northeastern Ohio, providing regulated electric distribution services. CEI also procures generation services for those customers electing to retain CEI as their power supplier.
For additional information with respect to CEI, please see the information contained in FirstEnergy’s Management’s Discussion and Analysis of Financial Condition and Results of Operations under the following subheadings, which information is incorporated by reference herein: Strategy and Outlook, Risks and Challenges, Postretirement Benefits, Supply Plan, Capital Resources and Liquidity, Contractual Obligations, Off-Balance Sheet Arrangements, Regulatory Matters, Environmental Matters, Other Legal Proceedings, Critical Accounting Policies and New Accounting Standards and Interpretations.
Results of Operations
Earnings available to parent increased by $84 million in 2010 compared to 2009. The increase in earnings was primarily due to the absence in 2010 of one-time regulatory charges recognized in 2009 and decreased purchased power costs, other operating costs and amortization, partially offset by decreased revenues and deferrals of new regulatory assets.
Revenues
Revenues decreased $455 million, or 27%, in 2010 compared to 2009 due to lower retail generation and distribution revenues.
Distribution revenues decreased $87 million in 2010 compared to 2009 due to lower average unit prices for all customer classes offset by increased KWH deliveries in all sectors. The lower average unit prices were the result of lower transition rates in 2010. Higher residential deliveries resulted from increased weather-related usage in 2010, reflecting a 74% increase in cooling degree days, partially offset by a 5% decrease in heating degree days. Increased industrial deliveries were the result of higher KWH deliveries to major steel customers (101%) and automotive customers (6%), reflecting improved economic conditions.
Changes in distribution KWH deliveries and revenues in the 2010 compared to 2009 are summarized in the following tables:

Distribution KWH Deliveries	Increase

Residential	5.5%
Commercial	2.9%
Industrial	10.9%

Increase in Distribution Deliveries	7.0%

Distribution Revenues	Decrease
(In millions)
Residential	$(4)
Commercial	(31)
Industrial	(52)

Decrease in Distribution Revenues	$(87)

Retail generation revenues decreased $359 million in 2010 as compared to 2009 primarily due to lower KWH sales to all customer classes. Reduced KWH sales were primarily the result of a 45% increase in customer shopping. Lower KWH sales to residential customers were partially offset by increased KWH deliveries resulting from the previously discussed warmer weather. Decreased volumes were partially offset by higher average unit prices in all customer classes. Retail generation prices increased in 2010 as a result of the CBP auction for the service period beginning June 1, 2009.

Changes in retail generation sales and revenues in 2010 compared to 2009 are summarized in the following tables:

Retail Generation KWH Sales	Decrease

Residential	(50.3)%
Commercial	(67.2)%
Industrial	(44.5)%

Decrease in Retail Generation Sales	(51.7)%

Retail Generation Revenues	Decrease
(In millions)
Residential	$(96)
Commercial	(134)
Industrial	(129)

Decrease in Retail Generation Revenues	$(359)

Expenses
Total expenses decreased $589 million in 2010 compared to 2009. The following table presents changes from the prior period by expense category:

Increase
Expenses - Changes	(Decrease)
(In millions)
Purchased power costs	$(490)
Other operating costs	(31)
Amortization of regulatory assets, net	(201)
Deferral of new regulatory assets	135
General taxes	(2)

Net Decrease in Expenses	$(589)

Purchased power costs decreased in 2010 primarily due to the previously discussed lower KWH sales requirements. Other operating costs decreased due to lower transmission expenses (assumed by third party suppliers beginning June 1, 2009), labor and employee benefit expenses and the absence in 2010 of certain costs incurred in 2009 associated with regulatory obligations for economic development and energy efficiency programs. Decreased amortization of regulatory assets was due primarily to the 2009 impairment of CEI’s Extended RTC regulatory asset of $216 million in accordance with the PUCO-approved ESP. A decrease in the deferral of new regulatory assets was primarily due to CEI’s contemporaneous recovery of purchased power costs in 2010. General taxes decreased primarily due to a 2010 favorable property tax settlement in Ohio.

Interest Rate Risk
CEI has little exposure to fluctuations in market interest rates because most of its debt has fixed interest rates. The table below presents principal amounts and related weighted average interest rates by year of maturity for CEI’s investment portfolio and debt obligations.
Comparison of Carrying Value to Fair Value

						There-		Fair
Year of Maturity	2011	2012	2013	2014	2015	after	Total	Value
	(In millions)
Assets
Investments Other Than Cash and Cash Equivalents:
Fixed Income	$53	$66	$75	$80	$50	$16	$340	$381
Average interest rate	7.7%	7.7%	7.7%	7.7%	7.7%	8%	7.7%

Liabilities
Long-term Debt:
Fixed rate		$22	$325	$26	$24	$1,456	$1,853	$2,035
Average interest rate		7.7%	5.8%	7.7%	7.7%	6.8%	6.7%
Short-term Borrowings:	$106						$106	$106
Average interest rate	1.9%						1.9%

THE TOLEDO EDISON COMPANY
MANAGEMENT’S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS
TE is a wholly owned electric utility subsidiary of FirstEnergy. TE conducts business in northwestern Ohio, providing regulated electric distribution services. TE also provides generation services to those customers electing to retain TE as their power supplier.
For additional information with respect to TE, please see the information contained in FirstEnergy’s Management’s Discussion and Analysis of Financial Condition and Results of Operations under the following subheadings, which information is incorporated by reference herein: Strategy and Outlook, Risks and Challenges, Postretirement Benefits, Supply Plan, Capital Resources and Liquidity, Contractual Obligations, Off-Balance Sheet Arrangements, Regulatory Matters, Environmental Matters, Other Legal Proceedings, Critical Accounting Policies and New Accounting Standards and Interpretations.
Results of Operations
Earnings available to parent increased by $9 million in 2010 compared to 2009. The increase was primarily due to decreased net amortization of regulatory assets, purchased power and other operating costs, partially offset by an increase in interest expense and decreases in revenues and investment income.
Revenues
Revenues decreased $317 million, or 38%, in 2010 compared to 2009, primarily due to lower retail generation and distribution revenues, partially offset by an increase in wholesale generation revenues.
Distribution revenues decreased $23 million in 2010 compared to 2009, primarily due to lower unit prices, partially offset by higher KWH deliveries to all customer classes. Lower unit prices are primarily due to lower transmission rates. Higher KWH deliveries were influenced by weather-related usage in 2010, reflecting an 85% increase in cooling degree days in TE’s service territory, partially offset by a 6% decrease in heating degree days. Increased industrial deliveries were the result of higher KWH deliveries to major automotive customers and steel customers, reflecting improved economic conditions.
Changes in distribution KWH deliveries and revenues in 2010 compared to 2009 are summarized in the following tables:

Distribution KWH Deliveries	Increase

Residential	7.6%
Commercial	3.7%
Industrial	12.3%

Increase in Distribution Deliveries	8.7%

Increase
Distribution Revenues	(Decrease)
(In millions)
Residential	$1
Commercial	(6)
Industrial	(18)

Net Decrease in Distribution Revenues	$(23)

Retail generation revenues decreased $307 million in 2010 compared to 2009, primarily due to lower KWH sales to all customer classes and lower unit prices to industrial customers. Lower KWH sales to all customer classes were primarily the result of a 48% increase in customer shopping in 2010, partially offset by higher KWH deliveries resulting from the weather conditions described above. Lower unit prices for industrial customers were primarily due to the absence of TE’s fuel cost recovery and rate stabilization riders that were effective from January through May 2009, partially offset by increased generation prices resulting from the CBP auction, effective June 1, 2009.

Changes in retail generation KWH sales and revenues in 2010 compared to 2009 are summarized in the following tables:

Retail Generation KWH Sales	Decrease

Residential	(39.8)%
Commercial	(69.6)%
Industrial	(55.3)%

Decrease in Retail Generation Sales	(54.7)%

Retail Generation Revenues	Decrease
(In millions)
Residential	$(60)
Commercial	(112)
Industrial	(135)

Decrease in Retail Generation Revenues	$(307)

Wholesale revenues increased $9 million in 2010 compared to 2009, primarily due to an increase in KWH sales to NGC from TE’s leasehold interest in Beaver Valley Unit 2 and higher unit prices.
Expenses
Total expenses decreased $353 million in 2010 compared to 2009. The following table presents changes from the prior period by expense category:

Increase
Expenses - Changes	(Decrease)
(In millions)
Purchased power costs	$(285)
Other operating expenses	(34)
Provision for depreciation	1
Amortization (deferral) of regulatory assets, net	(39)
General taxes	4

Net Decrease in Expenses	$(353)

Purchased power costs decreased in 2010 compared to 2009, due to lower volumes required as a result of decreased KWH sales. Other operating costs decreased primarily due to reduced transmission expense (assumed by third party suppliers beginning June 1, 2009) and lower costs associated with regulatory obligations for economic development and energy efficiency programs. The amortization of regulatory assets decreased primarily due to PUCO-approved cost deferrals and lower MISO transmission cost amortization in 2010 compared to 2009. The increase in general taxes was primarily due to higher Ohio KWH taxes in 2010 as compared to 2009 and a $3.5 million Ohio KWH tax adjustment recognized in 2009 related to prior periods.
Other Expense
Other expense increased $17 million in 2010 compared to 2009, primarily due to higher interest expense associated with the April 2009 issuance of $300 million senior secured notes and lower nuclear decommissioning trust investment income.

Interest Rate Risk
TE has little exposure to fluctuations in market interest rates because most of its debt has fixed interest rates. The table below presents principal amounts and related weighted average interest rates by year of maturity for TE’s investment portfolio and debt obligations.
Comparison of Carrying Value to Fair Value

						There-		Fair
Year of Maturity	2011	2012	2013	2014	2015	after	Total	Value
	(In millions)
Assets
Investments Other Than Cash and Cash Equivalents:
Fixed Income		$22	$25	$26	$24	$48	$145	$160
Average interest rate		7.7%	7.7%	7.7%	7.7%	5%	6.8%

Liabilities
Long-term Debt:
Fixed rate						$600	$600	$653
Average interest rate						6.7%	6.7%
Equity Price Risk
Nuclear decommissioning trust funds have been established to satisfy nuclear decommissioning obligations. Included in TE’s nuclear decommissioning trust are fixed income and short-term investments carried at a market value of approximately $76 million as of December 31, 2010. TE recognizes in earnings the unrealized losses on available-for-sale securities held in their nuclear decommissioning trust as other-than-temporary impairments. A decline in the value of the nuclear decommissioning trust or a significant escalation in estimated decommissioning costs could result in additional funding requirements. During 2010, $4 million was contributed to the OE and TE nuclear decommissioning trusts to comply with requirements under certain sale-leaseback transactions in which OE and TE continue as lessees. TE continues to evaluate the status of its funding obligations for the decommissioning of nuclear facilities.

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
For additional information with respect to JCP&L, please see the information contained in FirstEnergy’s Management’s Discussion and Analysis of Financial Condition and Results of Operations under the following subheadings, which information is incorporated by reference herein: Strategy and Outlook, Risks and Challenges, Postretirement Benefits, Supply Plan, Capital Resources and Liquidity, Contractual Obligations, Regulatory Matters, Environmental Matters, Other Legal Proceedings, Critical Accounting Policies and New Accounting Standards and Interpretations.
Results of Operations
Net income increased by $22 million in 2010 compared to 2009. The increase was primarily due to higher revenues, lower purchased power costs and decreased net amortization of regulatory assets, partially offset by increased other operating costs.
Revenues
Revenues increased by $34 million, or 1%, in 2010 compared with 2009. The increase in revenues was primarily due to higher distribution, wholesale generation and other revenues, partially offset by a decrease in retail generation revenues.
Distribution revenues increased by $62 million in 2010 compared to 2009, due to higher KWH deliveries in all customer classes. Increased usage was due to warmer weather and improved economic conditions in JCP&L’s service territory. Decreased composite unit prices in the commercial and industrial classes partially offset the increased volume.
Changes in distribution KWH deliveries and revenues in 2010, compared to 2009, are summarized in the following tables:

Distribution KWH Sales	Increase

Residential	8.5%
Commercial	2.6%
Industrial	1.6%

Increase in Distribution Deliveries	5.0%

Increase
Distribution Revenues	(Decrease)
(In millions)
Residential	$58
Commercial	5
Industrial	(1)

Net Increase in Distribution Revenues	$62

In 2010, retail generation revenues decreased by $72 million due to lower KWH sales to the commercial and industrial classes, partially offset by higher KWH sales to the residential class. Lower sales to the commercial and industrial classes were primarily due to an increase in the number of shopping customers. Higher KWH sales to the residential class reflected increased weather-related usage resulting from a 60% increase in cooling degree days in 2010, partially offset by a 5% decrease in heating degree days during the same period.

Changes in retail generation KWH sales and revenues in 2010, compared to 2009, are summarized in the following tables:

Increase
Retail Generation KWH Sales	(Decrease)

Residential	6.8%
Commercial	(26.4)%
Industrial	(22.4)%

Net Decrease in Retail Generation Sales	(6.2)%

Increase
Retail Generation Revenues	(Decrease)
(In millions)
Residential	$85
Commercial	(146)
Industrial	(11)

Net Decrease in Retail Generation Revenues	$(72)

Wholesale generation revenues increased $27 million in 2010 compared to 2009, due primarily to higher wholesale energy prices.
Other revenues increased $17 million in 2010 compared to 2009, primarily due to an increase in transition bond revenues as a result of higher KWH deliveries in all customer classes.
Expenses
Total expenses decreased $29 million in 2010 compared to 2009. The following table presents changes from the prior year by expense category:

Increase
Expenses - Changes	(Decrease)
(In millions)
Purchased power costs	$(46)
Other operating costs	34
Provision for depreciation	4
Amortization of regulatory assets, net	(23)
General taxes	2

Net Decrease in Expenses	$(29)

Purchased power costs decreased in 2010 primarily from reduced requirements due to lower retail generation sales. Other operating costs increased in 2010 primarily due to major storm clean up costs, partially offset by a favorable collective bargaining settlement that reduced expenses by $7 million in the second quarter of 2010. The amortization of regulatory assets decreased in 2010 primarily due to the deferral of storm costs.

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
The valuation of derivative contracts is based on observable market information to the extent that such information is available. In cases where such information is not available, JCP&L relies on model-based information. The model provides estimates of future regional prices for electricity and an estimate of related price volatility. JCP&L uses these results to develop estimates of fair value for financial reporting purposes and for internal management decision making. Sources of information for the valuation of commodity derivative contracts as of December 31, 2010 are summarized by contract year in the following table:

Source of Information-
Fair Value by Contract Year	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)
Prices actively quoted(1)	$—	$—	$—	$—	$—	$—	$—
Other external sources(2)	(94)	(47)	(42)	(34)	—	—	(217)
Prices based on models	—	—	—	—	(11)	3	(8)

Total(3)	$(94)	$(47)	$(42)	$(34)	$(11)	$3	$(225)

(1)	Represents futures and options traded on the New York Mercantile Exchange.

(2)	Primarily represents contracts based on broker and IntercontinentalExchange quotes.

(3)	Includes $225 million in non-hedge commodity derivative contracts that are primarily related to NUG contracts. NUG contracts are subject to regulatory accounting and do not impact earnings.
JCP&L performs sensitivity analyses to estimate its exposure to the market risk of its commodity positions. A hypothetical 10% adverse shift in quoted market prices in the near term on derivative instruments would not have had a material effect on JCP&L’s consolidated financial position or cash flows as of December 31, 2010. Based on derivative contracts held as of December 31, 2010, an adverse 10% change in commodity prices would not have a material effect on JCP&L’s net income for the next 12 months.
Interest Rate Risk
JCP&L’s exposure to fluctuations in market interest rates is reduced since a significant portion of its debt has fixed interest rates. The table below presents principal amounts and related weighted average interest rates by year of maturity for JCP&L’s investment portfolio and debt obligations.
Comparison of Carrying Value to Fair Value

						There-		Fair
Year of Maturity	2011	2012	2013	2014	2015	after	Total	Value
	(In millions)
Assets
Investments Other Than Cash and Cash Equivalents:
Fixed Income						$290	$290	$290
Average interest rate						3.7%	3.7%

Liabilities
Long-term Debt:
Fixed rate	$32	$34	$36	$39	$41	$1,628	$1,810	$1,962
Average interest rate	5.6%	5.7%	5.7%	5.9%	6%	6.1%	6%

Equity Price Risk
Nuclear decommissioning trust funds have been established to satisfy nuclear decommissioning obligations. Included in JCP&L’s nuclear decommissioning trust are fixed income, equity securities and short-term investments carried at a market value of approximately $185 million as of December 31, 2010. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $10 million reduction in fair value as of December 31, 2010. The decommissioning trust of JCP&L is subject to regulatory accounting, with unrealized gains and losses recorded as regulatory assets or liabilities, since the difference between investments held in trust and the decommissioning liabilities will be recovered from or refunded to customers. A decline in the value of the nuclear decommissioning trust or a significant escalation in estimated decommissioning costs could result in additional funding requirements. During 2010, $3 million was contributed to the JCP&L’s nuclear decommissioning trust to comply with regulatory requirements. JCP&L continues to evaluate the status of its funding obligations for the decommissioning of nuclear facilities.

METROPOLITAN EDISON COMPANY
MANAGEMENT’S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS
Met-Ed is a wholly owned electric utility subsidiary of FirstEnergy. Met-Ed conducts business in eastern Pennsylvania, providing regulated electric transmission and distribution services. Met-Ed also procures generation service for those customers electing to retain Met-Ed as their power supplier. Met-Ed purchased its POLR and default service requirements from FES through a fixed-price wholesale power sales agreement in 2010. Beginning in 2011, Met-Ed procures power under its Default Service Plan in which full requirements products (energy, capacity, ancillary services, and applicable transmission services) are procured through descending clock auctions.
As authorized by Met-Ed’s Board of Directors, Met-Ed repurchased 117,620 shares of the Company’s common stock from its parent, FirstEnergy, for $150 million on January 28, 2011.
For additional information with respect to Met-Ed, please see the information contained in FirstEnergy’s Management’s Discussion and Analysis of Financial Condition and Results of Operations under the following subheadings, which information is incorporated by reference herein: Strategy and Outlook, Risks and Challenges, Postretirement Benefits, Supply Plan, Capital Resources and Liquidity, Contractual Obligations, Regulatory Matters, Environmental Matters, Other Legal Proceedings and New Accounting Standards and Interpretations.
Results of Operations
Net income increased by $2 million, or 4%, in 2010. The increase was primarily due to increased revenues and decreased amortization of net regulatory assets, partially offset by increased purchased power and other operating expenses.
Revenues
Revenue increased $130 million, or 8%, in 2010 compared to 2009, reflecting higher distribution and generation revenues, partially offset by a decrease in transmission revenues.
Distribution revenues increased $86 million in 2010 compared to 2009, primarily due to higher rates resulting from the annual update to Met-Ed’s TSC rider effective June 1, 2010, partially offset by lower CTC rates for the residential class. Higher KWH deliveries to industrial customers were due to improved economic conditions in Met-Ed’s service territory. Higher residential and commercial KWH deliveries reflect increased weather-related usage due to a 59% increase in cooling degree days in 2010 compared to 2009, partially offset by a 5% decrease in heating degree days for the same period.
Changes in distribution KWH deliveries and revenues in 2010 compared to 2009 are summarized in the following tables:

Distribution KWH Deliveries	Increase

Residential	3.8%
Commercial	3.1%
Industrial	4.6%

Increase in Distribution Deliveries	3.8%

Distribution Revenues	Increase
(In millions)
Residential	$45
Commercial	28
Industrial	13

Increase in Distribution Revenues	$86

In 2010, retail generation revenues increased $32 million due to higher composite unit prices and higher KWH sales to the residential customer class, partially offset by lower KWH sales to the commercial and industrial customer classes. The higher unit prices were primarily due to an increase in the generation rate effective January 1, 2010. Higher KWH sales to residential customers increased primarily due to weather-related usage described above. Increased customer shopping in the commercial and industrial classes drove the lower KWH sales to those classes.

Changes in retail generation KWH sales and revenues in 2010 compared to 2009 are summarized in the following tables:

Increase
Retail Generation KWH Sales	(Decrease)

Residential	3.8%
Commercial	(0.1)%
Industrial	(2.8)%

Net Increase in Retail Generation Sales	0.8%

Increase
Retail Generation Revenues	(Decrease)
(In millions)
Residential	$36
Commercial	—
Industrial	(4)

Net Increase in Retail Generation Revenues	$32

Wholesale revenues increased $29 million in 2010 compared to 2009, primarily reflecting higher PJM capacity prices.
Transmission revenues decreased $19 million in 2010 compared to 2009 primarily due to decreased Financial Transmission Rights revenues. Met-Ed defers the difference between transmission revenues and transmission costs incurred, resulting in no material effect to current period earnings.
Expenses
Total expenses increased $112 million in 2010 compared to 2009. The following table presents changes from the prior year by expense category:

Increase
Expenses - Changes	(Decrease)
(In millions)
Purchased power costs	$54
Other operating costs	141
Provision for depreciation	1
Amortization of regulatory assets, net	(84)

Net Increase in Expenses	$112

Purchased power costs increased $54 million in 2010 compared to 2009 primarily due to an increase in unit costs. Other operating costs increased $141 million in 2010 compared to 2009 primarily due to higher transmission congestion and transmission loss expenses (see reference to deferral accounting above). The amortization of regulatory assets decreased $84 million in 2010 compared to 2009 primarily due to higher expense deferrals resulting from increased PJM transmission costs and reduced amortization due to decreasing regulatory asset balances.
Other Expense
Interest income decreased in 2010 compared to 2009 primarily due to reduced CTC stranded asset balances. That impact was partially offset by lower interest expense due to a $100 million debt repayment in March 2010 and reduced borrowings under the Revolving Credit Facility.

Market Risk Information
Med-Ed uses various market risk sensitive instruments, including derivative contracts, primarily to manage the risk of price and interest rate fluctuations. FirstEnergy’s Risk Policy Committee, comprised of members of senior management, provides general oversight for risk management activities throughout the company.
Commodity Price Risk
Met-Ed is exposed to market risk primarily due to fluctuations in electricity, energy transmission and natural gas prices. To manage the volatility relating to these exposures, Met-Ed uses a variety of non-derivative and derivative instruments, including forward contracts, options, futures contracts and swaps. The derivatives are used principally for hedging purposes.
The valuation of derivative contracts is based on observable market information to the extent that such information is available. In cases where such information is not available, Met-Ed relies on model-based information. The model provides estimates of future regional prices for electricity and an estimate of related price volatility. Met-Ed uses these results to develop estimates of fair value for financial reporting purposes and for internal management decision making. Sources of information for the valuation of commodity derivative contracts as of December 31, 2010 are summarized by contract year in the following table:

Source of Information-
Fair Value by Contract Year	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)
Prices actively quoted(1)	$—	$—	$—	$—	$—	$—	$—
Other external sources(2)	(53)	(48)	(4)	(2)	—	—	(107)
Prices based on models	—	—	—	—	24	83	107

Total	$(53)	$(48)	$(4)	$(2)	$24	$83	$—

(1)	Represents futures and options traded on the New York Mercantile Exchange.

(2)	Primarily represents contracts based on broker and Intercontinental Exchange quotes.
Met-Ed performs sensitivity analyses to estimate its exposure to the market risk of its commodity positions. A hypothetical 10% adverse shift in quoted market prices in the near term on derivative instruments would not have had a material effect on Met-Ed’s consolidated financial position or cash flows as of December 31, 2010. Based on derivative contracts held as of December 31, 2010, an adverse 10% change in commodity prices would not have a material effect on Met-Ed’s net income for the next 12 months.

Interest Rate Risk
Met-Ed’s exposure to fluctuations in market interest rates is reduced since a significant portion of its debt has fixed interest rates. The table below presents principal amounts and related weighted average interest rates by year of maturity for Met-Ed’s investment portfolio and debt obligations.
Comparison of Carrying Value to Fair Value

						There-		Fair
Year of Maturity	2011	2012	2013	2014	2015	after	Total	Value
	(In millions)
Assets
Investments Other Than Cash and Cash Equivalents:
Fixed Income						$132	$132	$132
Average interest rate						3.4%	3.4%

Liabilities
Long-term Debt:
Fixed rate			$150	$250		$314	$714	$793
Average interest rate			5.0%	4.9%		7.6%	6.1%
Variable rate						$29	$29	$29
Average interest rate						0.3%	0.3%
Short-term Borrowings:	$124						$124	$124
Average interest rate	0.5%						0.5%
Equity Price Risk
Nuclear decommissioning trust funds have been established to satisfy nuclear decommissioning obligations. Included in Met-Ed’s nuclear decommissioning trust are fixed income, equity securities and short-term investments carried at a market value of approximately $298 million as of December 31, 2010. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $16 million reduction in fair value as of December 31, 2010. The decommissioning trust of Med-Ed is subject to regulatory accounting, with unrealized gains and losses recorded as regulatory assets or liabilities, since the difference between investments held in trust and the decommissioning liabilities will be recovered from or refunded to customers. A decline in the value of the nuclear decommissioning trust or a significant escalation in estimated decommissioning costs could result in additional funding requirements. During 2010, $3 million was contributed to the Met-Ed’s nuclear decommissioning trust to comply with regulatory requirements. Met-Ed continues to evaluate the status of its funding obligations for the decommissioning of nuclear facilities.

PENNSYLVANIA ELECTRIC COMPANY
MANAGEMENT’S NARRATIVE
ANALYSIS OF RESULTS OF OPERATIONS
Penelec is a wholly owned electric utility subsidiary of FirstEnergy. Penelec conducts business in northern and south central Pennsylvania, providing regulated transmission and distribution services. Penelec also procures generation services for those customers electing to retain Penelec as their power supplier. Penelec purchased its POLR and default service requirements from FES through a fixed-price wholesale power sales agreement in 2010. Beginning in 2011, Penelec procures power under its Default Service Plan in which full requirements products (energy, capacity, ancillary services, applicable Transmission Services) are procured through descending clock auctions.
For additional information with respect to Penelec, please see the information contained in FirstEnergy’s Management’s Discussion and Analysis of Financial Condition and Results of Operations under the following subheadings, which information is incorporated by reference herein: Strategy and Outlook, Risks and Challenges, Postretirement Benefits, Supply Plan, Capital Resources and Liquidity, Contractual Obligations, Regulatory Matters, Environmental Matters, Other Legal Proceedings, Critical Accounting Policies and New Accounting Standards and Interpretations.
Results of Operations
Net income decreased by $6 million in 2010 compared to 2009. The decrease was primarily due to higher purchased power costs, other operating costs and interest expense, partially offset by higher revenues and net deferral of regulatory assets.
Revenues
Revenues increased by $91 million, or 6%, in 2010 compared to 2009. The increase in revenue was primarily due to higher generation revenues, partially offset by lower distribution and transmission revenues.
Distribution revenues increased by $1 million in 2010, compared to 2009, primarily due to an increase in the universal service and energy efficiency rates for the residential customer class and increased KWH sales in all customer classes, partially offset by a decrease in the CTC rate in all customer classes.
Changes in distribution KWH deliveries and revenues in 2010, compared to 2009, are summarized in the following tables:

Distribution KWH Deliveries	Increase

Residential	3.9%
Commercial	3.5%
Industrial	4.8%

Increase in Distribution Deliveries	4.0%

Increase
Distribution Revenues	(Decrease)
(In millions)
Residential	$28
Commercial	(16)
Industrial	(11)

Net Increase in Distribution Revenues	$1

Retail generation revenues increased $80 million in 2010, compared to 2009, primarily due to higher unit prices and higher KWH sales in all customer classes. The higher unit prices were primarily due to an increase in the generation rate, effective January 1, 2010. Higher KWH sales to industrial customers were due to improved economic conditions in Penelec’s service territory. Higher KWH sales to residential and commercial customers resulted primarily from weather-related usage, reflecting a 94% increase in cooling degree days in 2010, partially offset by a 4% decrease in heating degree days for the same period.

Changes in retail generation KWH sales and revenues in 2010, compared to 2009, are summarized in the following tables:

Retail Generation KWH Sales	Increase

Residential	3.9%
Commercial	2.7%
Industrial	5.6%

Increase in Retail Generation Sales	3.9%

Retail Generation Revenues	Increase
(In millions)
Residential	$22
Commercial	30
Industrial	28

Increase in Retail Generation Revenues	$80

Wholesale generation revenues increased $33 million in 2010 compared to 2009, due primarily to higher PJM capacity prices.
Transmission revenues decreased by $17 million in 2010 compared to 2009, primarily due to lower Financial Transmission Rights revenue. Penelec defers the difference between transmission revenues and transmission costs incurred, resulting in no material effect to current period earnings.
Expenses
Total expenses increased $89 million in 2010 compared to 2009. The following table presents changes from the prior year by expense category:

Increase
Expenses - Changes	(Decrease)
(In millions)
Purchased power costs	$121
Other operating costs	60
Amortization (deferral) of regulatory assets, net	(91)
General taxes	(1)

Net Increase in Expenses	$89

Purchased power costs increased $121 million in 2010 compared to 2009, primarily due to an increase in unit costs and increased volumes purchased to source increased generation sales requirements. Other operating costs increased $60 million in 2010, primarily due to higher transmission congestion and transmission loss expenses (see reference to deferral accounting above). The amortization (deferral) of net regulatory assets decreased $91 million in 2010, primarily due to increased cost deferrals resulting from higher transmission expenses and decreased amortization of regulatory assets resulting from lower CTC revenues. General taxes decreased $1 million primarily due to a favorable ruling on a property tax appeal in the first quarter of 2010.
Other Expense
In 2010, other expense increased $15 million primarily due to an increase in interest expense on long-term debt as a result of a $500 million debt issuance in September 2009.

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
The valuation of derivative contracts is based on observable market information to the extent that such information is available. In cases where such information is not available, Penelec relies on model-based information. The model provides estimates of future regional prices for electricity and an estimate of related price volatility. Penelec uses these results to develop estimates of fair value for financial reporting purposes and for internal management decision making. Sources of information for the valuation of commodity derivative contracts as of December 31, 2010 are summarized by contract year in the following table:

Source of Information-
Fair Value by Contract Year	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)
Prices actively quoted(1)	$—	$—	$—	$—	$—	$—	$—
Other external sources(2)	(69)	(68)	(10)	(7)	—	—	(154)
Prices based on models	—	—	—	—	11	33	44

Total(3)	$(69)	$(68)	$(10)	$(7)	$11	$33	$(110)

(1)	Represents futures and options traded on the New York Mercantile Exchange.

(2)	Primarily represents contracts based on broker and IntercontinentalExchange quotes.

(3)	Includes $110 million in non-hedge commodity derivative contracts that are primarily related to NUG contracts. NUG contracts are subject to regulatory accounting and do not impact earnings.
Penelec performs sensitivity analyses to estimate its exposure to the market risk of its commodity positions. A hypothetical 10% adverse shift in quoted market prices in the near term on derivative instruments would not have had a material effect on Penelec’s consolidated financial position or cash flows as of December 31, 2010. Based on derivative contracts held as of December 31, 2010, an adverse 10% change in commodity prices would not have a material effect on Penelec’s net income for the next 12 months.

Interest Rate Risk
Penelec’s exposure to fluctuations in market interest rates is reduced since a significant portion of its debt has fixed interest rates. The table below presents principal amounts and related weighted average interest rates by year of maturity for Penelec’s investment portfolio and debt obligations.
Comparison of Carrying Value to Fair Value

						There-		Fair
Year of Maturity	2011	2012	2013	2014	2015	after	Total	Value
	(In millions)
Assets
Investments Other Than Cash and Cash Equivalents:
Fixed Income						$149	$149	$149
Average interest rate						1.7%	1.7%

Liabilities
Long-term Debt:
Fixed rate				$150		$950	$1,100	$1,169
Average interest rate				5.1%		5.8%	5.7%
Variable rate						$20	$20	$20
Average interest rate						0.3%	0.3%
Short-term Borrowings:	$101						$101	$101
Average interest rate	0.5%						0.5%
Equity Price Risk
Nuclear decommissioning trust funds have been established to satisfy nuclear decommissioning obligations. Included in Penelec’s nuclear decommissioning trust are fixed income, equity securities and short-term investments carried at a market value of approximately $156 million as of December 31, 2010. A hypothetical 10% decrease in prices quoted by stock exchanges would result in an $8 million reduction in fair value as of December 31, 2010. The decommissioning trust of Penelec’s is subject to regulatory accounting, with unrealized gains and losses recorded as regulatory assets or liabilities, since the difference between investments held in trust and the decommissioning liabilities will be recovered from or refunded to customers. A decline in the value of the nuclear decommissioning trust or a significant escalation in estimated decommissioning costs could result in additional funding requirements. Penelec continues to evaluate the status of its funding obligations for the decommissioning of nuclear facilities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information required by ITEM 7A relating to market risk is set forth in ITEM 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT REPORTS
Management’s Responsibility for Financial Statements
The consolidated financial statements of FirstEnergy Corp. (Company) were prepared by management, who takes responsibility for their integrity and objectivity. The statements were prepared in conformity with accounting principles generally accepted in the United States and are consistent with other financial information appearing elsewhere in this report. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has expressed an unqualified opinion on the Company’s 2010 consolidated financial statements.
The Company’s internal auditors, who are responsible to the Audit Committee of the Company’s Board of Directors, review the results and performance of operating units within the Company for adequacy, effectiveness and reliability of accounting and reporting systems, as well as managerial and operating controls.
The Company’s Audit Committee consists of four independent directors whose duties include: consideration of the adequacy of the internal controls of the Company and the objectivity of financial reporting; inquiry into the number, extent, adequacy and validity of regular and special audits conducted by independent auditors and the internal auditors; and reporting to the Board of Directors the Committee’s findings and any recommendation for changes in scope, methods or procedures of the auditing functions. The Committee is directly responsible for appointing the Company’s independent registered public accounting firm and is charged with reviewing and approving all services performed for the Company by the independent registered public accounting firm and for reviewing and approving the related fees. The Committee reviews the independent registered public accounting firm’s report on internal quality control and reviews all relationships between the independent registered public accounting firm and the Company, in order to assess the independent registered public accounting firm’s independence. The Committee also reviews management’s programs to monitor compliance with the Company’s policies on business ethics and risk management. The Committee establishes procedures to receive and respond to complaints received by the Company regarding accounting, internal accounting controls, or auditing matters and allows for the confidential, anonymous submission of concerns by employees. The Audit Committee held nine meetings in 2010.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting under the supervision of the chief executive officer and the chief financial officer. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. The effectiveness of the Company’s internal control over financial reporting, as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 134.

MANAGEMENT REPORTS
Management’s Responsibility for Financial Statements
The consolidated financial statements of FirstEnergy Solutions Corp. (Company) were prepared by management, who takes responsibility for their integrity and objectivity. The statements were prepared in conformity with accounting principles generally accepted in the United States and are consistent with other financial information appearing elsewhere in this report. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has expressed an unqualified opinion on the Company’s 2010 consolidated financial statements.
FirstEnergy Corp.’s internal auditors, who are responsible to the Audit Committee of FirstEnergy’s Board of Directors, review the results and performance of the Company for adequacy, effectiveness and reliability of accounting and reporting systems, as well as managerial and operating controls.
FirstEnergy’s Audit Committee consists of four independent directors whose duties include: consideration of the adequacy of the internal controls of the Company and the objectivity of financial reporting; inquiry into the number, extent, adequacy and validity of regular and special audits conducted by independent auditors and the internal auditors; and reporting to the Board of Directors the Committee’s findings and any recommendation for changes in scope, methods or procedures of the auditing functions. The Committee is directly responsible for appointing the Company’s independent registered public accounting firm and is charged with reviewing and approving all services performed for the Company by the independent registered public accounting firm and for reviewing and approving the related fees. The Committee reviews the independent registered public accounting firm’s report on internal quality control and reviews all relationships between the independent registered public accounting firm and the Company, in order to assess the independent registered public accounting firm’s independence. The Committee also reviews management’s programs to monitor compliance with the Company’s policies on business ethics and risk management. The Committee establishes procedures to receive and respond to complaints received by the Company regarding accounting, internal accounting controls, or auditing matters and allows for the confidential, anonymous submission of concerns by employees. The Audit Committee held nine meetings in 2010.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting under the supervision of the chief executive officer and the chief financial officer. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

MANAGEMENT REPORTS
Management’s Responsibility for Financial Statements
The consolidated financial statements of Ohio Edison Company (Company) were prepared by management, who takes responsibility for their integrity and objectivity. The statements were prepared in conformity with accounting principles generally accepted in the United States and are consistent with other financial information appearing elsewhere in this report. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has expressed an unqualified opinion on the Company’s 2010 consolidated financial statements.
FirstEnergy Corp.’s internal auditors, who are responsible to the Audit Committee of FirstEnergy’s Board of Directors, review the results and performance of the Company for adequacy, effectiveness and reliability of accounting and reporting systems, as well as managerial and operating controls.
FirstEnergy’s Audit Committee consists of four independent directors whose duties include: consideration of the adequacy of the internal controls of the Company and the objectivity of financial reporting; inquiry into the number, extent, adequacy and validity of regular and special audits conducted by independent auditors and the internal auditors; and reporting to the Board of Directors the Committee’s findings and any recommendation for changes in scope, methods or procedures of the auditing functions. The Committee is directly responsible for appointing the Company’s independent registered public accounting firm and is charged with reviewing and approving all services performed for the Company by the independent registered public accounting firm and for reviewing and approving the related fees. The Committee reviews the independent registered public accounting firm’s report on internal quality control and reviews all relationships between the independent registered public accounting firm and the Company, in order to assess the independent registered public accounting firm’s independence. The Committee also reviews management’s programs to monitor compliance with the Company’s policies on business ethics and risk management. The Committee establishes procedures to receive and respond to complaints received by the Company regarding accounting, internal accounting controls, or auditing matters and allows for the confidential, anonymous submission of concerns by employees. The Audit Committee held nine meetings in 2010.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting under the supervision of the chief executive officer and the chief financial officer. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

MANAGEMENT REPORTS
Management’s Responsibility for Financial Statements
The consolidated financial statements of The Cleveland Electric Illuminating Company (Company) were prepared by management, who takes responsibility for their integrity and objectivity. The statements were prepared in conformity with accounting principles generally accepted in the United States and are consistent with other financial information appearing elsewhere in this report. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has expressed an unqualified opinion on the Company’s 2010 consolidated financial statements.
FirstEnergy Corp.’s internal auditors, who are responsible to the Audit Committee of FirstEnergy’s Board of Directors, review the results and performance of the Company for adequacy, effectiveness and reliability of accounting and reporting systems, as well as managerial and operating controls.
FirstEnergy’s Audit Committee consists of four independent directors whose duties include: consideration of the adequacy of the internal controls of the Company and the objectivity of financial reporting; inquiry into the number, extent, adequacy and validity of regular and special audits conducted by independent auditors and the internal auditors; and reporting to the Board of Directors the Committee’s findings and any recommendation for changes in scope, methods or procedures of the auditing functions. The Committee is directly responsible for appointing the Company’s independent registered public accounting firm and is charged with reviewing and approving all services performed for the Company by the independent registered public accounting firm and for reviewing and approving the related fees. The Committee reviews the independent registered public accounting firm’s report on internal quality control and reviews all relationships between the independent registered public accounting firm and the Company, in order to assess the independent registered public accounting firm’s independence. The Committee also reviews management’s programs to monitor compliance with the Company’s policies on business ethics and risk management. The Committee establishes procedures to receive and respond to complaints received by the Company regarding accounting, internal accounting controls, or auditing matters and allows for the confidential, anonymous submission of concerns by employees. The Audit Committee held nine meetings in 2010.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting under the supervision of the chief executive officer and the chief financial officer. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

MANAGEMENT REPORTS
Management’s Responsibility for Financial Statements
The consolidated financial statements of The Toledo Edison Company (Company) were prepared by management, who takes responsibility for their integrity and objectivity. The statements were prepared in conformity with accounting principles generally accepted in the United States and are consistent with other financial information appearing elsewhere in this report. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has expressed an unqualified opinion on the Company’s 2010 consolidated financial statements.
FirstEnergy Corp.’s internal auditors, who are responsible to the Audit Committee of FirstEnergy’s Board of Directors, review the results and performance of the Company for adequacy, effectiveness and reliability of accounting and reporting systems, as well as managerial and operating controls.
FirstEnergy’s Audit Committee consists of four independent directors whose duties include: consideration of the adequacy of the internal controls of the Company and the objectivity of financial reporting; inquiry into the number, extent, adequacy and validity of regular and special audits conducted by independent auditors and the internal auditors; and reporting to the Board of Directors the Committee’s findings and any recommendation for changes in scope, methods or procedures of the auditing functions. The Committee is directly responsible for appointing the Company’s independent registered public accounting firm and is charged with reviewing and approving all services performed for the Company by the independent registered public accounting firm and for reviewing and approving the related fees. The Committee reviews the independent registered public accounting firm’s report on internal quality control and reviews all relationships between the independent registered public accounting firm and the Company, in order to assess the independent registered public accounting firm’s independence. The Committee also reviews management’s programs to monitor compliance with the Company’s policies on business ethics and risk management. The Committee establishes procedures to receive and respond to complaints received by the Company regarding accounting, internal accounting controls, or auditing matters and allows for the confidential, anonymous submission of concerns by employees. The Audit Committee held nine meetings in 2010.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting under the supervision of the chief executive officer and the chief financial officer. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

MANAGEMENT REPORTS
Management’s Responsibility for Financial Statements
The consolidated financial statements of Jersey Central Power & Light Company (Company) were prepared by management, who takes responsibility for their integrity and objectivity. The statements were prepared in conformity with accounting principles generally accepted in the United States and are consistent with other financial information appearing elsewhere in this report. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has expressed an unqualified opinion on the Company’s 2010 consolidated financial statements.
FirstEnergy Corp.’s internal auditors, who are responsible to the Audit Committee of FirstEnergy’s Board of Directors, review the results and performance of the Company for adequacy, effectiveness and reliability of accounting and reporting systems, as well as managerial and operating controls.
FirstEnergy’s Audit Committee consists of four independent directors whose duties include: consideration of the adequacy of the internal controls of the Company and the objectivity of financial reporting; inquiry into the number, extent, adequacy and validity of regular and special audits conducted by independent auditors and the internal auditors; and reporting to the Board of Directors the Committee’s findings and any recommendation for changes in scope, methods or procedures of the auditing functions. The Committee is directly responsible for appointing the Company’s independent registered public accounting firm and is charged with reviewing and approving all services performed for the Company by the independent registered public accounting firm and for reviewing and approving the related fees. The Committee reviews the independent registered public accounting firm’s report on internal quality control and reviews all relationships between the independent registered public accounting firm and the Company, in order to assess the independent registered public accounting firm’s independence. The Committee also reviews management’s programs to monitor compliance with the Company’s policies on business ethics and risk management. The Committee establishes procedures to receive and respond to complaints received by the Company regarding accounting, internal accounting controls, or auditing matters and allows for the confidential, anonymous submission of concerns by employees. The Audit Committee held nine meetings in 2010.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting under the supervision of the chief executive officer and the chief financial officer. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

MANAGEMENT REPORTS
Management’s Responsibility for Financial Statements
The consolidated financial statements of Metropolitan Edison Company (Company) were prepared by management, who takes responsibility for their integrity and objectivity. The statements were prepared in conformity with accounting principles generally accepted in the United States and are consistent with other financial information appearing elsewhere in this report. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has expressed an unqualified opinion on the Company’s 2010 consolidated financial statements.
FirstEnergy Corp.’s internal auditors, who are responsible to the Audit Committee of FirstEnergy’s Board of Directors, review the results and performance of the Company for adequacy, effectiveness and reliability of accounting and reporting systems, as well as managerial and operating controls.
FirstEnergy’s Audit Committee consists of four independent directors whose duties include: consideration of the adequacy of the internal controls of the Company and the objectivity of financial reporting; inquiry into the number, extent, adequacy and validity of regular and special audits conducted by independent auditors and the internal auditors; and reporting to the Board of Directors the Committee’s findings and any recommendation for changes in scope, methods or procedures of the auditing functions. The Committee is directly responsible for appointing the Company’s independent registered public accounting firm and is charged with reviewing and approving all services performed for the Company by the independent registered public accounting firm and for reviewing and approving the related fees. The Committee reviews the independent registered public accounting firm’s report on internal quality control and reviews all relationships between the independent registered public accounting firm and the Company, in order to assess the independent registered public accounting firm’s independence. The Committee also reviews management’s programs to monitor compliance with the Company’s policies on business ethics and risk management. The Committee establishes procedures to receive and respond to complaints received by the Company regarding accounting, internal accounting controls, or auditing matters and allows for the confidential, anonymous submission of concerns by employees. The Audit Committee held nine meetings in 2010.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting under the supervision of the chief executive officer and the chief financial officer. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

MANAGEMENT REPORTS
Management’s Responsibility for Financial Statements
The consolidated financial statements of Pennsylvania Electric Company (Company) were prepared by management, who takes responsibility for their integrity and objectivity. The statements were prepared in conformity with accounting principles generally accepted in the United States and are consistent with other financial information appearing elsewhere in this report. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has expressed an unqualified opinion on the Company’s 2010 consolidated financial statements.
FirstEnergy Corp.’s internal auditors, who are responsible to the Audit Committee of FirstEnergy’s Board of Directors, review the results and performance of the Company for adequacy, effectiveness and reliability of accounting and reporting systems, as well as managerial and operating controls.
FirstEnergy’s Audit Committee consists of four independent directors whose duties include: consideration of the adequacy of the internal controls of the Company and the objectivity of financial reporting; inquiry into the number, extent, adequacy and validity of regular and special audits conducted by independent auditors and the internal auditors; and reporting to the Board of Directors the Committee’s findings and any recommendation for changes in scope, methods or procedures of the auditing functions. The Committee is directly responsible for appointing the Company’s independent registered public accounting firm and is charged with reviewing and approving all services performed for the Company by the independent registered public accounting firm and for reviewing and approving the related fees. The Committee reviews the independent registered public accounting firm’s report on internal quality control and reviews all relationships between the independent registered public accounting firm and the Company, in order to assess the independent registered public accounting firm’s independence. The Committee also reviews management’s programs to monitor compliance with the Company’s policies on business ethics and risk management. The Committee establishes procedures to receive and respond to complaints received by the Company regarding accounting, internal accounting controls, or auditing matters and allows for the confidential, anonymous submission of concerns by employees. The Audit Committee held nine meetings in 2010.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting under the supervision of the chief executive officer and the chief financial officer. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of FirstEnergy Corp.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, common stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of FirstEnergy Corp. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cleveland, Ohio
February 16, 2011

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of
Directors of FirstEnergy Solutions Corp.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, capitalization, common stockholder’s equity, and cash flows present fairly, in all material respects, the financial position of FirstEnergy Solutions Corp. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cleveland, Ohio
February 16, 2011

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of
Directors of Ohio Edison Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, capitalization, common stockholder’s equity, and cash flows present fairly, in all material respects, the financial position of Ohio Edison Company and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cleveland, Ohio
February 16, 2011

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors of
The Cleveland Electric Illuminating Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, capitalization, common stockholder’s equity, and cash flows present fairly, in all material respects, the financial position of The Cleveland Electric Illuminating Company and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cleveland, Ohio
February 16, 2011

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of
Directors of The Toledo Edison Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, capitalization, common stockholder’s equity, and cash flows present fairly, in all material respects, the financial position of The Toledo Edison Company and its subsidiary at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cleveland, Ohio
February 16, 2011

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of Directors of
Jersey Central Power & Light Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, capitalization, common stockholder’s equity, and cash flows present fairly, in all material respects, the financial position of Jersey Central Power & Light Company and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cleveland, Ohio
February 16, 2011

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of
Directors of Metropolitan Edison Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, capitalization, common stockholder’s equity, and cash flows present fairly, in all material respects, the financial position of Metropolitan Edison Company and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cleveland, Ohio
February 16, 2011

Report of Independent Registered Public Accounting Firm
To the Stockholder and Board of
Directors of Pennsylvania Electric Company:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, capitalization, common stockholder’s equity, and cash flows present fairly, in all material respects, the financial position of Pennsylvania Electric Company and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cleveland, Ohio
February 16, 2011

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In millions, except per share amounts)	2010	2009	2008

REVENUES:
Electric utilities	$9,815	$11,139	$12,061
Unregulated businesses	3,524	1,834	1,566

Total revenues*	13,339	12,973	13,627

EXPENSES:
Fuel	1,432	1,153	1,340
Purchased power	4,624	4,730	4,291
Other operating expenses	2,850	2,697	3,045
Provision for depreciation	746	736	677
Amortization of regulatory assets	722	1,155	1,053
Deferral of regulatory assets	—	(136)	(316)
General taxes	776	753	778
Impairment of long-lived assets	384	6	—

Total expenses	11,534	11,094	10,868

OPERATING INCOME	1,805	1,879	2,759

OTHER INCOME (EXPENSE):
Investment income	117	204	59
Interest expense	(845)	(978)	(754)
Capitalized interest	165	130	52

Total other expense	(563)	(644)	(643)

INCOME BEFORE INCOME TAXES	1,242	1,235	2,116

INCOME TAXES	482	245	777

NET INCOME	760	990	1,339

Loss attributable to noncontrolling interest	(24)	(16)	(3)

EARNINGS AVAILABLE TO FIRSTENERGY CORP.	$784	$1,006	$1,342

BASIC EARNINGS PER SHARE OF COMMON STOCK	$2.58	$3.31	$4.41

WEIGHTED AVERAGE NUMBER OF BASIC SHARES OUTSTANDING	304	304	304

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$2.57	$3.29	$4.38

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES OUTSTANDING	305	306	307

*	Includes $428 million, $395 million and $432 million of excise tax collections in 2010, 2009 and 2008, respectively.
The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Dollars in millions)	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,019	$874
Receivables-
Customers, net of allowance for uncollectible accounts of $36 in 2010 and $33 in 2009	1,392	1,244
Other, net of allowance for uncollectible accounts of $8 in 2010 and $7 in 2009	176	153
Materials and supplies, at average cost	638	647
Prepaid taxes	199	248
Other	274	154

	3,698	3,320

PROPERTY, PLANT AND EQUIPMENT:
In service	29,451	27,826
Less — Accumulated provision for depreciation	11,180	11,397

	18,271	16,429
Construction work in progress	1,517	2,735

	19,788	19,164

INVESTMENTS:
Nuclear plant decommissioning trusts	1,973	1,859
Investments in lease obligation bonds	476	543
Other	553	621

	3,002	3,023

DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	5,575	5,575
Regulatory assets	1,826	2,356
Power purchase contract asset	122	200
Other	794	666

	8,317	8,797

	$34,805	$34,304

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$1,486	$1,834
Short-term borrowings	700	1,081
Accounts payable	872	829
Accrued taxes	326	314
Accrued compensation and benefits	315	293
Derivatives	266	126
Other	733	711

	4,698	5,188

CAPITALIZATION:
Common stockholders’ equity-
Common stock, $0.10 par value, authorized 375,000,000 shares- 304,835,407 shares outstanding	31	31
Other paid-in capital	5,444	5,448
Accumulated other comprehensive loss	(1,539)	(1,415)
Retained earnings	4,609	4,495

Total common stockholders’ equity	8,545	8,559
Noncontrolling interest	(32)	(2)

Total equity	8,513	8,557
Long-term debt and other long-term obligations	12,579	12,008

	21,092	20,565

NONCURRENT LIABILITIES:
Accumulated deferred income taxes	2,879	2,468
Retirement benefits	1,868	1,534
Asset retirement obligations	1,407	1,425
Deferred gain on sale and leaseback transaction	959	993
Power purchase contract liability	466	643
Lease market valuation liability	217	262
Other	1,219	1,226

	9,015	8,551

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Notes 7 and 14)
	$34,805	$34,304

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY

					Accumulated
		Common Stock		Other	Other
	Comprehensive	Number	Par	Paid-In	Comprehensive	Retained
(Dollars in millions)	Income	of Shares	Value	Capital	Income (Loss)	Earnings

Balance, January 1, 2008		304,835,407	$31	$5,509	$(50)	$3,487
Earnings available to FirstEnergy Corp.	$1,342					1,342
Unrealized loss on derivative hedges, net of $16 million of income tax benefits	(28)				(28)
Change in unrealized gain on investments, net of $86 million of income tax benefits	(146)				(146)
Pension and other postretirement benefits, net of $697 million of income tax benefits (Note 3)	(1,156)				(1,156)

Comprehensive income	$12

Stock options exercised				(36)
Restricted stock units				(1)
Stock-based compensation				1
Cash dividends declared on common stock						(670)

Balance, December 31, 2008		304,835,407	31	5,473	(1,380)	4,159
Earnings available to FirstEnergy Corp.	$1,006					1,006
Unrealized gain on derivative hedges, net of $24 million of income taxes	27				27
Change in unrealized gain on investments, net of $31 million of income tax benefits	(43)				(43)
Pension and other postretirement benefits, net of $34 million of income taxes (Note 3)	(19)				(19)

Comprehensive income	$971

Stock options exercised				(3)
Restricted stock units				7
Stock-based compensation				1
Acquisition adjustment of non-controlling interest (Note 8)				(30)
Cash dividends declared on common stock						(670)

Balance, December 31, 2009		304,835,407	31	5,448	(1,415)	4,495
Earnings available to FirstEnergy Corp.	$784					784
Unrealized gain on derivative hedges, net of $14 million of income taxes	22				22
Unrealized gain on investments, net of $3 million of income taxes	5				5
Pension and other postretirement benefits, net of $107 million of income tax benefits (Note 3)	(151)				(151)

Comprehensive income	$660

Stock options exercised				(2)
Restricted stock units				(3)
Stock-based compensation				1
Cash dividends declared on common stock						(670)

Balance, December 31, 2010		304,835,407	$31	$5,444	$(1,539)	$4,609

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	As of December 31,
(In millions)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$760	$990	$1,339
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	746	736	677
Amortization of regulatory assets	722	1,155	1,053
Deferral of regulatory assets	—	(136)	(316)
Nuclear fuel and lease amortization	168	128	112
Deferred purchased power and other costs	(254)	(338)	(226)
Deferred income taxes and investment tax credits, net	470	384	366
Impairment of long-lived assets (Note 19)	384	6	—
Investment impairment (Note 2(E))	33	62	123
Deferred rents and lease market valuation liability	(54)	(52)	(95)
Stock based compensation	(1)	20	(64)
Accrued compensation and retirement benefits	89	22	(140)
Gain on asset sales	(2)	(27)	(72)
Electric service prepayment programs	—	(10)	(77)
Cash collateral, net	(26)	30	(31)
Gain on sales of investment securities held in trusts, net	(55)	(176)	(63)
Loss on debt redemption	5	146	—
Interest rate swap transactions	129	—	—
Commodity derivative transactions, net (Note 6)	(81)	229	5
Pension trust contributions	—	(500)	—
Uncertain tax positions	(34)	(210)	(5)
Acquisition of supply requirements	—	(93)	—
Decrease (increase) in operating assets-
Receivables	(177)	75	(29)
Materials and supplies	2	(11)	(52)
Prepayments and other current assets	100	(19)	(263)
Increase (decrease) in operating liabilities-
Accounts payable	43	50	10
Accrued taxes	57	(103)	(39)
Accrued interest	7	67	4
Other	45	40	7

Net cash provided from operating activities	$3,076	$2,465	$2,224

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	1,099	4,632	1,367
Short-term borrowings, net	—	—	1,494
Redemptions and repayments-
Long-term debt	(1,015)	(2,610)	(1,034)
Short-term borrowings, net	(378)	(1,246)	—
Common stock dividend payments	(670)	(670)	(671)
Other	(19)	(57)	19

Net cash provided from (used for) financing activities	$(983)	$49	$1,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(1,963)	(2,203)	(2,888)
Proceeds from asset sales	117	21	72
Sales of investment securities held in trusts	3,172	2,229	1,656
Purchases of investment securities held in trusts	(3,219)	(2,306)	(1,749)
Customer acquisition costs	(113)	—	—
Cash investments (Note 5)	66	60	60
Other	(8)	14	(134)

Net cash used for investing activities	$(1,948)	$(2,185)	$(2,983)

Net increase in cash and cash equivalents	145	329	416
Cash and cash equivalents at beginning of year	874	545	129

Cash and cash equivalents at end of year	$1,019	$874	$545

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year-
Interest (net of amounts capitalized)	$662	$718	$667

Income taxes (benefits)	$(42)	$173	$685

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands)	2010	2009	2008

REVENUES:
Electric sales to affiliates (Note 17)	$2,227,277	$2,825,959	$2,968,323
Electric sales to non-affiliates	3,251,765	1,447,482	1,332,364
Other	348,572	454,896	217,666

Total revenues	5,827,614	4,728,337	4,518,353

EXPENSES:
Fuel	1,402,839	1,127,463	1,315,293
Purchased power from affiliates (Note 17)	370,692	222,406	101,409
Purchased power from non-affiliates	1,585,207	996,383	778,882
Other operating expenses	1,279,340	1,183,225	1,084,548
Provision for depreciation	243,296	259,393	231,899
General taxes	93,777	86,915	88,004
Impairment of long-lived assets	383,665	6,067	—

Total expenses	5,358,816	3,881,852	3,600,035

OPERATING INCOME	468,798	846,485	918,318

OTHER INCOME (EXPENSE):
Investment income	59,202	125,226	(22,678)
Miscellaneous income	16,667	12,737	1,698
Interest expense — affiliates	(9,755)	(10,106)	(29,829)
Interest expense — other	(206,100)	(142,120)	(111,682)
Capitalized interest	91,673	60,152	43,764

Total other income (expense)	(48,313)	45,889	(118,727)

INCOME BEFORE INCOME TAXES	420,485	892,374	799,591

INCOME TAXES	151,057	315,290	293,181

NET INCOME	$269,428	$577,084	$506,410

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Dollars in thousands)	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,281	$12
Receivables-
Customers, net of allowance for uncollectible accounts of $16,591 in 2010 and $12,041 in 2009	365,758	195,107
Associated companies	477,565	318,561
Other, net of allowance for uncollectible accounts of $6,765 in 2010 and $6,702 in 2009	89,550	51,872
Notes receivable from associated companies	396,770	805,103
Materials and supplies, at average cost	545,342	539,541
Derivatives	181,660	31,485
Prepayments and other	60,171	76,297

	2,126,097	2,017,978

PROPERTY, PLANT AND EQUIPMENT:
In service	11,321,318	10,357,632
Less — Accumulated provision for depreciation	4,024,280	4,531,158

	7,297,038	5,826,474
Construction work in progress	1,062,744	2,423,446

	8,359,782	8,249,920

INVESTMENTS:
Nuclear plant decommissioning trusts	1,145,846	1,088,641
Other	11,704	22,466

	1,157,550	1,111,107

DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income tax benefits	—	86,626
Customer intangibles	133,968	16,566
Goodwill	24,248	24,248
Property taxes	41,112	50,125
Unamortized sale and leaseback costs	73,386	72,553
Derivatives	97,603	28,368
Other	48,689	93,297

	419,006	371,783

	$12,062,435	$11,750,788

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$1,132,135	$1,550,927
Short-term borrowings-
Associated companies	11,561	9,237
Accounts payable-
Associated companies	466,623	466,078
Other	241,191	245,363
Accrued taxes	70,129	83,158
Derivatives	266,411	125,609
Other	251,671	233,448

	2,439,721	2,713,820

CAPITALIZATION:
Total common stockholder’s equity	3,788,245	3,514,571
Noncontrolling interest	(504)	—

Total equity	3,787,741	3,514,571
Long-term debt and other long-term obligations	3,180,875	2,811,652

	6,968,616	6,326,223

NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	959,154	992,869
Accumulated deferred income taxes	57,595	—
Accumulated deferred investment tax credits	54,224	58,396
Asset retirement obligations	892,051	921,448
Retirement benefits	285,160	204,035
Property taxes	41,112	50,125
Lease market valuation liability	216,695	262,200
Other	148,107	221,672

	2,654,098	2,710,745

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Notes 7 & 14)
	$12,062,435	$11,750,788

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	As of December 31,
(Dollars in thousands)	2010	2009
COMMON STOCKHOLDER’S EQUITY:
Common stock, without par value, authorized 750 shares, 7 shares outstanding	$1,490,082	$1,468,423
Accumulated other comprehensive loss (Note 2(F))	(120,414)	(103,001)
Retained earnings (Note 11(A))	2,418,577	2,149,149

Total	3,788,245	3,514,571

NONCONTROLLING INTEREST	(504)	—

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS (Note 11(C)):
Secured notes:
FirstEnergy Solutions Corp.
5.150% due 2010-2015	21,146	21,950
*2.000% due 2011	100,000	100,000

	121,146	121,950

FirstEnergy Generation Corp.
5.700% due 2014	50,000	50,000
*0.310% due 2017	28,525	28,525
5.630% due 2018	141,260	141,260
*0.290% due 2019	90,140	90,140
5.250% due 2023	50,000	50,000
4.750% due 2029	100,000	100,000
4.750% due 2029	6,450	6,450
*0.300% due 2041	56,600	56,600

	522,975	522,975

FirstEnergy Nuclear Generation Corp.
8.830% due 2010-2016	3,921	4,514
8.890% due 2010-2016	68,728	77,445
9.000% due 2010-2017	171,924	206,453
9.120% due 2010-2016	53,506	61,455
12.000% due 2010-2017	962	1,072
*0.320% due 2035	60,000	60,000
*0.330% due 2035	98,900	98,900
5.750% due 2033	62,500	62,500
5.875% due 2033	107,500	107,500

	627,941	679,839

Total secured notes	1,272,062	1,324,764

Unsecured notes:
FirstEnergy Solutions Corp.
4.800% due 2015	400,000	400,000
6.050% due 2021	600,000	600,000
6.800% due 2039	500,000	500,000

	1,500,000	1,500,000

FirstEnergy Generation Corp.
7.000% due 2011	4,678	—
0.000% due 2016	2,632	—
3.000% due 2018	2,805	2,805
3.000% due 2018	2,985	2,985
5.700% due 2020	177,000	177,000
**2.250% due 2023	234,520	234,520
**1.500% due 2028	15,000	15,000
7.125% due 2028	25,000	25,000
**3.375% due 2040	43,000	43,000
*0.320% due 2041	129,610	129,610
**3.000% due 2041	26,000	26,000
3.000% due 2047	46,300	46,300

	709,530	702,220

FirstEnergy Nuclear Generation Corp.
7.250% due 2032	23,000	23,000
7.250% due 2032	33,000	33,000
**2.250% due 2033	46,500	46,500
**2.750% due 2033	54,600	54,600
**3.750% due 2033	26,000	26,000
**3.375% due 2033	99,100	99,100
**3.375% due 2033	8,000	8,000
*0.280% due 2033	135,550	135,550
*0.330% due 2033	15,500	15,500
3.000% due 2033	20,450	20,450
3.000% due 2033	9,100	9,100
**3.375% due 2034	7,200	7,200
**3.375% due 2034	82,800	82,800
**3.375% due 2035	72,650	72,650
*0.290% due 2035	163,965	163,965

	797,415	797,415

Total unsecured notes	3,006,945	2,999,635

Capital lease obligations (Note 7)	35,788	40,110
Net unamortized discount on debt	(1,785)	(1,930)
Long-term debt due within one year	(1,132,135)	(1,550,927)

Total long-term debt and other long-term obligations	3,180,875	2,811,652

TOTAL CAPITALIZATION	$6,968,616	$6,326,223

*	Denotes variable rate issue with applicable year-end interest rate shown.

**	Denotes remarketed unsecured notes in 2010.
The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

				Accumulated
		Common Stock		Other
	Comprehensive	Number	Carrying	Comprehensive	Retained
(Dollars in thousands)	Income	of Shares	Value	Income (Loss)	Earnings

Balance, January 1, 2008		7	$1,164,922	$140,654	$1,108,655
Net income	$506,410				506,410
Net unrealized loss on derivative instruments, net of $5,512 of income tax benefits	(9,200)			(9,200)
Change in unrealized gain on investments, net of $82,014 of income tax benefits	(137,689)			(137,689)
Pension and other postretirement benefits, net of $47,853 of income tax benefits (Note 3)	(85,636)			(85,636)

Comprehensive income	$273,885

Equity contribution from parent			280,000
Stock options exercised, restricted stock units and other adjustments			13,262
Consolidated tax benefit allocation			6,045
Cash dividends declared on common stock					(43,000)

Balance, December 31, 2008		7	1,464,229	(91,871)	1,572,065
Net income	$577,084				577,084
Net unrealized gain on derivative instruments, net of $6,766 of income taxes	11,329			11,329
Change in unrealized gain on investments, net of $20,937 of income tax benefits	(28,306)			(28,306)
Pension and other postretirement benefits, net of $8,472 of income taxes (Note 3)	5,847			5,847

Comprehensive income	$565,954

Restricted stock units			866
Consolidated tax benefit allocation			3,328

Balance, December 31, 2009		7	1,468,423	(103,001)	2,149,149
Net income	269,428				269,428
Net unrealized gain on derivative instruments, net of $8,835 of income taxes	14,363			14,363
Change in unrealized gain on investments, net of $2,846 of income taxes	4,765			4,765
Pension and other postretirement benefits, net of $22,369 of income tax benefits (Note 3)	(36,541)			(36,541)

Comprehensive income	$252,015

Restricted stock units			(329)
Consolidated tax benefit allocation			21,988

Balance, December 31, 2010		7	$1,490,082	$(120,414)	$2,418,577

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$269,428	$577,084	$506,410
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	243,296	259,393	231,899
Nuclear fuel and lease amortization	172,132	130,486	111,978
Deferred rents and lease market valuation liability	(47,319)	(46,384)	(43,263)
Deferred income taxes and investment tax credits, net	175,653	219,962	116,626
Impairment of long-lived assets (Note 19)	383,665	6,067	—
Investment impairments (Note 2(E))	32,254	57,073	115,207
Accrued compensation and retirement benefits	24,973	6,162	16,011
Commodity derivative transactions, net (Note 6)	(81,362)	228,705	5,100
Gain on asset sales	(2,333)	(10,649)	(38,858)
Gain on investment securities held in trusts, net	(50,693)	(158,112)	(53,290)
Acquisition of supply requirements	—	(93,371)	—
Cash collateral, net	(6,581)	20,208	(60,621)
Associated company lease assignment	—	71,356	—
Decrease (increase) in operating assets-
Receivables	(361,901)	(34,429)	59,782
Materials and supplies	(11,015)	12,513	(59,983)
Prepayments and other current assets	41,937	(26,046)	(12,302)
Increase (decrease) in operating liabilities-
Accounts payable	(27,457)	67,855	34,467
Accrued taxes	2,303	6,059	(90,568)
Accrued interest	(1,873)	46,441	1,398
Other	31,015	33,916	12,935

Net cash provided from operating activities	786,122	1,374,289	852,928

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	715,370	2,438,402	618,375
Equity contributions from parent	—	—	280,000
Short-term borrowings, net	2,324	—	700,759
Redemptions and repayments-
Long-term debt	(772,454)	(709,156)	(462,540)
Short-term borrowings, net	—	(1,155,586)	—
Common stock dividend payments	—	—	(43,000)
Other	(2,140)	(21,790)	(5,147)

Net cash provided from (used for) financing activities	(56,900)	551,870	1,088,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(1,034,685)	(1,222,933)	(1,835,629)
Proceeds from asset sales	117,333	18,371	23,077
Sales of investment securities held in trusts	1,926,684	1,379,154	950,688
Purchases of investment securities held in trusts	(1,974,020)	(1,405,996)	(987,304)
Loans from (to) associated companies, net	408,333	(675,928)	(36,391)
Customer acquisition costs	(113,336)	—	—
Leasehold improvement payments to associated companies	(51,204)	—	—
Other	942	(18,854)	(55,779)

Net cash used for investing activities	(719,953)	(1,926,186)	(1,941,338)

Net change in cash and cash equivalents	9,269	(27)	37
Cash and cash equivalents at beginning of period	12	39	2

Cash and cash equivalents at end of period	$9,281	$12	$39

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year-
Interest (net of amounts capitalized)	$116,713	$38,446	$92,103

Income taxes	$139,953	$96,045	$196,963

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

OHIO EDISON COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands)	2010	2009	2008

REVENUES (Note 17):
Electric sales	$1,729,367	$2,418,292	$2,487,956
Excise and gross receipts tax collections	106,751	98,630	113,805

Total revenues	1,836,118	2,516,922	2,601,761

EXPENSES (Note 17):
Purchased power from affiliates	521,052	991,405	1,203,314
Purchased power from non-affiliates	316,712	481,406	114,972
Other operating costs	364,274	461,142	565,893
Provision for depreciation	88,154	89,289	79,444
Amortization of regulatory assets, net	62,857	93,694	117,733
General taxes	182,679	171,082	186,396

Total expenses	1,535,728	2,288,018	2,267,752

OPERATING INCOME	300,390	228,904	334,009

OTHER INCOME (EXPENSE) (Note 17):
Investment income	21,758	46,887	56,103
Miscellaneous income (expense)	4,455	2,654	(4,525)
Interest expense	(88,588)	(90,669)	(75,058)
Capitalized interest	1,197	844	414

Total other expense	(61,178)	(40,284)	(23,066)

INCOME BEFORE INCOME TAXES	239,212	188,620	310,943

INCOME TAXES	81,972	66,186	98,584

NET INCOME	157,240	122,434	212,359

Income from noncontrolling interest	509	567	613

EARNINGS AVAILABLE TO PARENT	$156,731	$121,867	$211,746

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

OHIO EDISON COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Dollars in thousands)	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$420,489	$324,175
Receivables-
Customers, net of allowance for uncollectible accounts of $4,086 in 2010 and $5,119 in 2009	176,591	209,384
Associated companies	118,135	98,874
Other	12,232	14,155
Notes receivable from associated companies	16,957	118,651
Prepayments and other	6,393	15,964

	750,797	781,203

UTILITY PLANT:
In service	3,136,623	3,036,467
Less — Accumulated provision for depreciation	1,207,745	1,165,394

	1,928,878	1,871,073
Construction work in progress	45,103	31,171

	1,973,981	1,902,244

OTHER PROPERTY AND INVESTMENTS:
Investment in lease obligation bonds (Note 7)	190,420	216,600
Nuclear plant decommissioning trusts	127,017	120,812
Other	95,563	96,861

	413,000	434,273

DEFERRED CHARGES AND OTHER ASSETS:
Regulatory assets	400,322	465,331
Pension assets (Note 3)	28,596	19,881
Property taxes	71,331	67,037
Unamortized sale and leaseback costs	30,126	35,127
Other	17,634	39,881

	548,009	627,257

	$3,685,787	$3,744,977

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$1,419	$2,723
Short-term borrowings-
Associated companies	142,116	92,863
Other	320	807
Accounts payable-
Associated companies	99,421	102,763
Other	29,639	40,423
Accrued taxes	78,707	81,868
Accrued interest	25,382	25,749
Other	74,947	81,424

	451,951	428,620

CAPITALIZATION (See Consolidated Statements of Capitalization):
Common stockholder’s equity	914,411	1,021,110
Noncontrolling interest	5,680	6,442

Total equity	920,091	1,027,552
Long-term debt and other long-term obligations	1,152,134	1,160,208

	2,072,225	2,187,760

NONCURRENT LIABILITIES:
Accumulated deferred income taxes	696,410	660,114
Accumulated deferred investment tax credits	10,159	11,406
Retirement benefits	183,712	174,925
Asset retirement obligations	74,456	85,926
Other	196,874	196,226

	1,161,611	1,128,597

COMMITMENTS AND CONTINGENCIES (Notes 7 and 14)
	$3,685,787	$3,744,977

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

OHIO EDISON COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	As of December 31,
(Dollars in thousands)	2010	2009

COMMON STOCKHOLDER’S EQUITY:
Common stock, without par value, 175,000,000 shares authorized, 60 shares outstanding	$951,866	$1,154,797
Accumulated other comprehensive loss (Note 2(F))	(179,076)	(163,577)
Retained earnings (Note 11(A))	141,621	29,890

Total	914,411	1,021,110

NONCONTROLLING INTEREST	5,680	6,442

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS (Note 11(C)):
Ohio Edison Company-
First mortgage bonds:
8.250% due 2018	25,000	25,000
8.250% due 2038	275,000	275,000

Total	300,000	300,000

Secured notes:
7.156% weighted average interest rate due 2009-2010	—	1,257

Total	—	1,257

Unsecured notes:
5.450% due 2015	150,000	150,000
6.400% due 2016	250,000	250,000
6.875% due 2036	350,000	350,000

Total	750,000	750,000

Pennsylvania Power Company-
First mortgage bonds:
9.740% due 2010-2019	8,799	9,773
6.090% due 2022	100,000	100,000
7.625% due 2023	—	6,500

Total	108,799	116,273

Secured notes:
5.400% due 2013	—	1,000

Total	—	1,000

Capital lease obligations (Note 7)	6,604	6,884
Net unamortized discount on debt	(11,850)	(12,483)
Long-term debt due within one year	(1,419)	(2,723)

Total long-term debt and other long-term obligations	1,152,134	1,160,208

TOTAL CAPITALIZATION	$2,072,225	$2,187,760

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

OHIO EDISON COMPANY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

				Accumulated
		Common Stock		Other
	Comprehensive	Number	Carrying	Comprehensive	Retained
(Dollars in thousands)	Income	of Shares	Value	Income (Loss)	Earnings

Balance, January 1, 2008		60	$1,220,512	$48,386	$307,277
Earnings available to parent	$211,746				211,746
Change in unrealized gain on investments, net of $5,702 of income tax benefits	(10,370)			(10,370)
Pension and other postretirement benefits, net of $121,425 of income tax benefits (Note 3)	(222,401)			(222,401)

Comprehensive loss	$(21,025)

Restricted stock units			(16)
Stock-based compensation			1
Consolidated tax benefit allocation			3,919
Cash dividends declared on common stock					(265,000)

Balance, December 31, 2008		60	1,224,416	(184,385)	254,023
Earnings available to parent	$121,867				121,867
Change in unrealized gain on investments, net of $4,196 of income tax benefits	(5,497)			(5,497)
Pension and other postretirement benefits, net of $20,257 of income taxes (Note 3)	26,305			26,305

Comprehensive income available to parent	$142,675

Restricted stock units			81
Consolidated tax benefit allocation			4,300
Cash dividends declared on common stock					(346,000)
Cash dividends declared as return of capital			(74,000)

Balance, December 31, 2009		60	1,154,797	(163,577)	29,890
Earnings available to parent	$156,731				156,731
Unrealized gain on investments, net of $246 of income taxes	448			448
Pension and other postretirement benefits, net of $10,596 of income tax benefits (Note 3)	(15,947)			(15,947)

Comprehensive income available to parent	$141,232

Restricted stock units			117
Consolidated tax benefit allocation			1,952
Cash dividends declared on common stock					(45,000)
Cash dividends declared as return of capital			(205,000)

Balance, December 31, 2010		60	$951,866	$(179,076)	$141,621

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

OHIO EDISON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$157,240	$122,434	$212,359
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	88,154	89,289	79,444
Amortization of regulatory assets, net	62,857	93,694	117,733
Amortization of lease costs	(8,609)	(8,211)	(7,702)
Deferred income taxes and investment tax credits, net	46,513	41,178	16,125
Accrued compensation and retirement benefits	(23,025)	(13,729)	17,139
Accrued regulatory obligations	1,047	18,635	—
Electric service prepayment programs	—	(4,634)	(42,215)
Cash collateral from suppliers	2,060	6,469	—
Pension trust contributions	—	(103,035)	—
Asset retirement obligation settlements	(10,075)	—	—
Decrease (increase) in operating assets-
Receivables	26,650	139,679	(61,926)
Prepayments and other current assets	13,639	(10,407)	5,937
Increase (decrease) in operating liabilities-
Accounts payable	(21,311)	(14,949)	14,166
Accrued taxes	(3,161)	(9,142)	(8,983)
Accrued interest	(367)	76	3,295
Other	(4,712)	8,924	143

Net cash provided from operating activities	326,900	356,271	345,515

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	—	100,000	292,169
Short-term borrowings, net	48,766	92,130	—
Redemptions and repayments-
Long-term debt	(10,075)	(101,680)	(249,897)
Short-term borrowings, net	—	—	(51,761)
Common stock dividend payments	(250,000)	(420,000)	(315,000)
Other	(1,561)	(2,839)	(4,435)

Net cash used for financing activities	(212,870)	(332,389)	(328,924)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(150,119)	(152,817)	(182,512)
Leasehold improvement payments from associated companies	18,375	—	—
Sales of investment securities held in trusts	83,352	131,478	120,744
Purchases of investment securities held in trusts	(89,406)	(138,925)	(127,680)
Loan repayments from associated companies, net	101,694	102,314	373,138
Collection of principal on long-term notes receivable	—	195,970	1,756
Cash investments	25,005	20,133	(57,792)
Other	(6,617)	(4,203)	1,366

Net cash provided from (used for) investing activities	(17,716)	153,950	129,020

Net increase in cash and cash equivalents	96,314	177,832	145,611
Cash and cash equivalents at beginning of year	324,175	146,343	732

Cash and cash equivalents at end of year	420,489	$324,175	$146,343

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year-
Interest (net of amounts capitalized)	$82,895	$86,523	$67,508

Income taxes	$76,152	$20,530	$118,834

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands)	2010	2009	2008

REVENUES (Note 17):
Electric sales	$1,152,950	$1,609,946	$1,746,309
Excise and gross receipts tax collections	68,422	66,192	69,578

Total revenues	1,221,372	1,676,138	1,815,887

EXPENSES (Note 17):
Purchased power from affiliates	361,317	734,592	766,270
Purchased power from non-affiliates	129,054	245,809	4,210
Other operating costs	130,018	161,407	259,438
Provision for depreciation	72,753	71,908	72,383
Amortization of regulatory assets, net	169,541	370,967	163,534
Deferral of new regulatory assets	—	(134,587)	(107,571)
General taxes	143,294	145,324	143,058

Total expenses	1,005,977	1,595,420	1,301,322

OPERATING INCOME	215,395	80,718	514,565

OTHER INCOME (EXPENSE) (Note 17):
Investment income	27,360	31,194	34,392
Miscellaneous income (expense)	2,362	3,911	(495)
Interest expense	(133,351)	(137,171)	(125,976)
Capitalized interest	82	173	786

Total other income (expense)	(103,547)	(101,893)	(91,293)

INCOME (LOSS) BEFORE INCOME TAXES	111,848	(21,175)	423,272

INCOME TAXES	38,673	(10,183)	136,786

NET INCOME (LOSS)	73,175	(10,992)	286,486

Income from noncontrolling interest	1,517	1,714	1,960

EARNINGS AVAILABLE TO PARENT	$71,658	$(12,706)	$284,526

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Dollars in thousands)	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$238	$86,230
Receivables-
Customers, net of allowance for uncollectible accounts of $4,589 in 2010 and $5,239 in 2009	183,744	209,335
Associated companies	77,047	98,954
Other	11,544	11,661
Notes receivable from associated companies	23,236	26,802
Prepayments and other	3,656	9,973

	299,465	442,955

UTILITY PLANT:
In service	2,396,893	2,310,074
Less — Accumulated provision for depreciation	932,246	888,169

	1,464,647	1,421,905
Construction work in progress	38,610	36,907

	1,503,257	1,458,812

OTHER PROPERTY AND INVESTMENTS:
Investment in lessor notes	340,029	388,641
Other	10,074	10,220

	350,103	398,861

DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	1,688,521	1,688,521
Regulatory assets	370,403	545,505
Pension assets (Note 3)	—	13,380
Property taxes	80,614	77,319
Other	11,486	12,777

	2,151,024	2,337,502

	$4,303,849	$4,638,130

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$161	$117
Short-term borrowings-
Associated companies	105,996	339,728
Accounts payable-
Associated companies	32,020	68,634
Other	14,947	17,166
Accrued taxes	84,668	90,511
Accrued interest	18,555	18,466
Other	44,569	45,440

	300,916	580,062

CAPITALIZATION (See Consolidated Statement of Capitalization):
Common stockholder’s equity	1,302,806	1,343,987
Noncontrolling interest	18,017	20,592

Total equity	1,320,823	1,364,579
Long-term debt and other long-term obligations	1,852,530	1,872,750

	3,173,353	3,237,329

NONCURRENT LIABILITIES:
Accumulated deferred income taxes	622,771	644,745
Accumulated deferred investment tax credits	10,994	11,836
Retirement benefits	95,654	69,733
Other	100,161	94,425

	829,580	820,739

COMMITMENTS AND CONTINGENCIES (Note 7 and 14)
	$4,303,849	$4,638,130

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	As of December 31,
(Dollars in thousands)	2010	2009

COMMON STOCKHOLDER’S EQUITY:
Common stock, without par value, 105,000,000 shares authorized, 67,930,743 shares outstanding	$887,087	$884,897
Accumulated other comprehensive loss (Note 2(F))	(153,187)	(138,158)
Retained earnings (Note 11(A))	568,906	597,248

Total	1,302,806	1,343,987

NONCONTROLLING INTEREST	18,017	20,592

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS (Note 11(C)):
First mortgage bonds-
8.875% due 2018	300,000	300,000
5.500% due 2024	300,000	300,000

Total	600,000	600,000

Secured notes-
7.880% due 2017	300,000	300,000

Total	300,000	300,000

Unsecured notes-
5.650% due 2013	300,000	300,000
5.700% due 2017	250,000	250,000
5.950% due 2036	300,000	300,000
7.663% due to associated companies 2010-2016 (Note 8)	102,692	123,008

Total	952,692	973,008

Capital lease obligations (Note 7)	3,044	3,162
Net unamortized discount on debt	(3,045)	(3,303)
Long-term debt due within one year	(161)	(117)

Total long-term debt and other long-term obligations	1,852,530	1,872,750

TOTAL CAPITALIZATION	$3,173,353	$3,237,329

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

				Accumulated
		Common Stock		Other
	Comprehensive	Number	Carrying	Comprehensive	Retained
(Dollars in thousands)	Income	of Shares	Value	Income (Loss)	Earnings

Balance, January 1, 2008		67,930,743	$873,536	$(69,129)	$685,428
Earnings available to parent	$284,526				284,526
Pension and other postretirement benefits, net of $33,136 of income tax benefits (Note 3)	(65,728)			(65,728)

Comprehensive income	$218,798

Restricted stock units			(1)
Stock-based compensation			1
Consolidated tax benefit allocation			5,249
Cash dividends declared on common stock					(110,000)

Balance, December 31, 2008		67,930,743	878,785	(134,857)	859,954
Loss applicable to parent	$(12,706)				(12,706)
Pension and other postretirement benefits, net of $1,923 of income taxes (Note 3)	(3,301)			(3,301)

Comprehensive loss	$(16,007)

Restricted stock units			74
Consolidated tax benefit allocation			6,038
Cash dividends declared on common stock					(250,000)

Balance, December 31, 2009		67,930,743	884,897	(138,158)	597,248
Earnings available to parent	$71,658				71,658
Pension and other postretirement benefits, net of $11,926 of income tax benefits (Note 3)	(15,029)			(15,029)

Comprehensive loss	$56,629

Restricted stock units			55
Consolidated tax benefit allocation			2,135
Cash dividends declared on common stock					(100,000)

Balance, December 31, 2010		67,930,743	$887,087	$(153,187)	$568,906

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$73,175	$(10,992)	$286,486
Adjustments to reconcile net income (loss) to net cash from operating activities-
Provision for depreciation	72,753	71,908	72,383
Amortization of regulatory assets	169,541	370,967	163,534
Deferral of new regulatory assets	—	(134,587)	(107,571)
Deferred income taxes and investment tax credits, net	(20,068)	(51,839)	11,918
Accrued compensation and retirement benefits	12,724	8,514	1,563
Accrued regulatory obligations	—	12,556	—
Electric service prepayment programs	—	(3,510)	(23,634)
Cash collateral from suppliers	889	5,440	—
Lease assignment payments to associated company	—	(40,827)	—
Pension trust contributions	—	(89,789)	—
Uncertain tax positions	(2,872)	10,766	(793)
Decrease (increase) in operating assets-
Receivables	60,762	65,603	66,963
Prepayments and other current assets	6,075	(7,186)	(450)
Increase (decrease) in operating liabilities-
Accounts payable	(38,833)	(3,479)	13,787
Accrued taxes	(3,700)	2,533	(3,149)
Accrued interest	89	4,534	37
Other	2,090	(3,736)	8,995

Net cash provided from operating activities	332,625	206,876	490,069

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	—	298,398	300,000
Short-term borrowings, net	—	93,577	—
Redemptions and repayments-
Long-term debt	(117)	(151,273)	(213,319)
Short-term borrowings, net	(254,048)	—	(315,827)
Common stock dividend payments	(100,000)	(275,000)	(185,000)
Other	(4,100)	(6,427)	(6,440)

Net cash used for financing activities	(358,265)	(40,725)	(420,586)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(105,660)	(103,243)	(137,265)
Loan repayments from (loans to) associated companies, net	3,566	(7,741)	33,246
Investment in lessor notes	48,612	37,074	37,707
Other	(6,870)	(6,237)	(3,177)

Net cash used for investing activities	(60,352)	(80,147)	(69,489)

Net increase (decrease) in cash and cash equivalents	(85,992)	86,004	(6)
Cash and cash equivalents at beginning of year	86,230	226	232

Cash and cash equivalents at end of year	$238	$86,230	$226

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year-
Interest (net of amounts capitalized)	$131,546	$130,689	$122,834

Income taxes	$67,651	$29,358	$153,042

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

THE TOLEDO EDISON COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands)	2010	2009	2008

REVENUES (Note 17):
Electric sales	$489,310	$810,069	$865,016
Excise tax collections	27,387	23,839	30,489

Total revenues	516,697	833,908	895,505

EXPENSES (Note 17):
Purchased power from affiliates	180,523	392,825	410,885
Purchased power from non-affiliates	64,174	136,210	2,459
Other operating costs	108,072	142,203	190,441
Provision for depreciation	31,613	30,727	32,422
Amortization (deferral) of regulatory assets, net	(1,427)	37,820	94,104
General taxes	52,045	47,815	52,324

Total expenses	435,000	787,600	782,635

OPERATING INCOME	81,697	46,308	112,870

OTHER INCOME (EXPENSE) (Note 17):
Investment income	14,727	24,388	22,823
Miscellaneous expense	(4,206)	(2,436)	(7,820)
Interest expense	(41,883)	(36,512)	(23,286)
Capitalized interest	358	169	164

Total other expense	(31,004)	(14,391)	(8,119)

INCOME BEFORE INCOME TAXES	50,693	31,917	104,751

INCOME TAXES	17,645	7,939	29,824

NET INCOME	33,048	23,978	74,927

Income from noncontrolling interest	4	21	12

EARNINGS AVAILABLE TO PARENT	$33,044	$23,957	$74,915

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

THE TOLEDO EDISON COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Dollars in thousands)	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$149,262	$436,712
Receivables-
Customers	29	75
Associated companies	31,777	90,191
Other, net of allowance for uncollectible accounts of $330 in 2010 and $208 in 2009	18,464	20,180
Notes receivable from associated companies	96,765	85,101
Prepayments and other	2,306	7,111

	298,603	639,370

UTILITY PLANT:
In service	947,203	912,930
Less — Accumulated provision for depreciation	446,401	427,376

	500,802	485,554
Construction work in progress	12,604	9,069

	513,406	494,623

OTHER PROPERTY AND INVESTMENTS:
Investment in lessor notes (Note 7)	103,872	124,357
Nuclear plant decommissioning trusts	75,558	73,935
Other	1,492	1,580

	180,922	199,872

DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	500,576	500,576
Regulatory assets	72,059	69,557
Property taxes	24,990	23,658
Other	23,750	55,622

	621,375	649,413

	$1,614,306	$1,983,278

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$199	$222
Accounts payable-
Associated companies	17,168	78,341
Other	7,351	8,312
Notes payable to associated companies	—	225,975
Accrued taxes	24,401	25,734
Lease market valuation liability	36,900	36,900
Other	29,076	29,273

	115,095	404,757

CAPITALIZATION (See Consolidated Statements of Capitalization):
Common stockholder’s equity	393,543	489,878
Noncontrolling interest	2,589	2,696

Total equity	396,132	492,574
Long-term debt and other long-term obligations	600,493	600,443

	996,625	1,093,017

NONCURRENT LIABILITIES:
Accumulated deferred income taxes	132,019	80,508
Accumulated deferred investment tax credits	5,930	6,367
Retirement benefits	71,486	65,988
Asset retirement obligations	28,762	32,290
Lease market valuation liability (Note 7)	199,300	236,200
Other	65,089	64,151

	502,586	485,504

COMMITMENTS AND CONTINGENCIES (Notes 7 and 14)
	$1,614,306	$1,983,278

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

THE TOLEDO EDISON COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	As of December 31,
(Dollars in thousands)	2010	2009

COMMON STOCKHOLDER’S EQUITY:
Common stock, $5 par value, 60,000,000 shares authorized, 29,402,054 shares outstanding	$147,010	$147,010
Other paid-in capital	178,182	178,181
Accumulated other comprehensive loss (Note 2(F))	(49,183)	(49,803)
Retained earnings (Note 11(A))	117,534	214,490

Total	393,543	489,878

NONCONTROLLING INTEREST	2,589	2,696

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS (Note 11(C)):
Secured notes-
7.250% due 2020	300,000	300,000
6.150% due 2037	300,000	300,000

Total	600,000	600,000

Capital lease obligations (Note 7)	3,270	3,492
Net unamortized discount on debt	(2,578)	(2,827)
Long-term debt due within one year	(199)	(222)

Total long-term debt and other long-term obligations	600,493	600,443

TOTAL CAPITALIZATION	$996,625	$1,093,017

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

THE TOLEDO EDISON COMPANY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

					Accumulated
		Common Stock		Other	Other
	Comprehensive	Number	Par	Paid-In	Comprehensive	Retained
(Dollars in thousands)	Income	of Shares	Value	Capital	Income (Loss)	Earnings

Balance, January 1, 2008		29,402,054	$147,010	$173,169	$(10,606)	$175,618
Earnings available to parent	$74,915					74,915
Unrealized gain on investments, net of $1,421 of income taxes	2,372				2,372
Pension and other postretirement benefits, net of $11,630 of income tax benefits (Note 3)	(25,138)				(25,138)

Comprehensive income available to parent	$52,149

Restricted stock units				47
Stock-based compensation				1
Consolidated tax benefit allocation				2,662
Cash dividends declared on common stock						(60,000)

Balance, December 31, 2008		29,402,054	147,010	175,879	(33,372)	190,533
Earnings available to parent	$23,957					23,957
Change in unrealized gain on investments, net of $5,756 of income tax benefits	(9,425)				(9,425)
Pension and other postretirement benefits, net of $874 of income tax benefits (Note 3)	(7,006)				(7,006)

Comprehensive income available to parent	$7,526

Restricted stock units				71
Consolidated tax benefit allocation				2,231

Balance, December 31, 2009		29,402,054	147,010	178,181	(49,803)	214,490
Earnings available to parent	$33,044					33,044
Unrealized gain on investments, net of $46 of income taxes	85				85
Pension and other postretirement benefits, net of $1,190 of income tax benefits (Note 3)	535				535

Comprehensive income available to parent	$33,664

Restricted stock units				1
Cash dividends declared on common stock						(130,000)

Balance, December 31, 2010		29,402,054	$147,010	$178,182	$(49,183)	$117,534

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

THE TOLEDO EDISON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,048	$23,978	$74,927
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	31,613	30,727	32,422
Amortization (deferral) of regulatory assets, net	(1,427)	37,820	94,104
Deferred rents and lease market valuation liability	(37,839)	(37,839)	(37,938)
Deferred income taxes and investment tax credits, net	28,041	2,003	(16,869)
Accrued compensation and retirement benefits	5,517	3,489	1,483
Accrued regulatory obligations	(36)	4,630	—
Electric service prepayment programs	—	(1,458)	(11,181)
Pension trust contribution	—	(21,590)	—
Cash collateral from suppliers	1,548	2,794	—
Lease assignment payment to associated company	—	(30,529)	—
Gain on sales of investment securities held in trusts	(2,348)	(7,130)	(626)
Uncertain tax positions	(1,831)	3,038	(1,219)
Decrease (increase) in operating assets-
Receivables	82,369	(18,872)	20,186
Prepayments and other current assets	6,464	(5,898)	(348)
Increase (decrease) in operating liabilities-
Accounts payable	(60,183)	35,192	(164,397)
Accrued taxes	(1,333)	(1,932)	(5,812)
Accrued interest	—	3,625	(17)
Other	(7,653)	(1,120)	(1,456)

Net cash provided from (used for) operating activities	75,950	20,928	(16,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	—	297,422	—
Short-term borrowings, net	—	114,733	97,846
Redemptions and repayments-
Long-term debt	(222)	(347)	(3,860)
Short-term borrowings, net	(225,975)	—	—
Common stock dividend payments	(130,000)	(25,000)	(70,000)
Other	(112)	(351)	(131)

Net cash provided from (used for) financing activities	(356,309)	386,457	23,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(42,097)	(47,028)	(57,385)
Leasehold improvement payments from associated companies	32,829	—	—
Loan repayments from (loans to) associated companies, net	(11,664)	63,711	43,098
Redemption of lessor notes (Note 7)	20,485	18,330	11,959
Sales of investment securities held in trusts	125,557	168,580	37,931
Purchases of investment securities held in trusts	(127,323)	(170,996)	(40,960)
Other	(4,878)	(3,284)	(1,765)

Net cash provided from (used for) investing activities	(7,091)	29,313	(7,122)

Net increase (decrease) in cash and cash equivalents	(287,450)	436,698	(8)
Cash and cash equivalents at beginning of year	436,712	14	22

Cash and cash equivalents at end of year	149,262	$436,712	$14

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the year-
Interest (net of amounts capitalized)	$41,162	$32,353	$22,203

Income taxes	$(13,456)	$1,350	$62,879

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

JERSEY CENTRAL POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands)	2010	2009	2008

REVENUES:
Electric sales	$2,976,452	$2,943,590	$3,420,772
Excise tax collections	50,636	49,097	51,481

Total revenues	3,027,088	2,992,687	3,472,253

EXPENSES:
Purchased power	1,736,318	1,782,435	2,206,251
Other operating costs	344,135	309,791	302,894
Provision for depreciation	107,167	102,912	96,482
Amortization of regulatory assets	320,561	344,158	364,816
General taxes	65,396	63,078	67,340

Total expenses	2,573,577	2,602,374	3,037,783

OPERATING INCOME	453,511	390,313	434,470

OTHER INCOME (EXPENSE):
Miscellaneous income (expense)	6,303	5,272	(1,037)
Interest expense (Note 17)	(120,152)	(116,851)	(99,459)
Capitalized interest	697	543	1,245

Total other expense	(113,152)	(111,036)	(99,251)

INCOME BEFORE INCOME TAXES	340,359	279,277	335,219

INCOME TAXES	148,264	108,778	148,231

NET INCOME	$192,095	$170,499	$186,988

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

JERSEY CENTRAL POWER & LIGHT COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Dollars In thousands)	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4	$27
Receivables-
Customers, net of allowance for uncollectible accounts of $3,769 in 2010 and $3,506 in 2009	323,044	300,991
Associated companies	53,780	12,884
Other	26,119	21,877
Notes receivable — associated companies	177,228	102,932
Prepaid taxes	10,889	34,930
Other	12,654	12,945

	603,718	486,586

UTILITY PLANT:
In service	4,562,781	4,463,490
Less — Accumulated provision for depreciation	1,656,939	1,617,639

	2,905,842	2,845,851
Construction work in progress	63,535	54,251

	2,969,377	2,900,102

OTHER PROPERTY AND INVESTMENTS:
Nuclear fuel disposal trust	207,561	199,677
Nuclear plant decommissioning trusts	181,851	166,768
Other	2,104	2,149

	391,516	368,594

DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	1,810,936	1,810,936
Regulatory assets	513,395	888,143
Other	27,938	27,096

	2,352,269	2,726,175

	$6,316,880	$6,481,457

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$32,402	$30,667
Accounts payable-
Associated companies	28,571	26,882
Other	158,442	168,093
Accrued compensation and benefits	35,232	32,814
Customer deposits	23,385	23,636
Accrued interest	18,111	18,256
Other	24,772	67,272

	320,915	367,620

CAPITALIZATION (See Consolidated Statements of Capitalization):
Common stockholder’s equity	2,618,786	2,600,396
Long-term debt and other long-term obligations	1,769,849	1,801,589

	4,388,635	4,401,985

NONCURRENT LIABILITIES:
Accumulated deferred income taxes	715,527	687,545
Power purchase contract liability	233,492	399,105
Nuclear fuel disposal costs	196,768	196,511
Retirement benefits	182,364	150,603
Asset retirement obligations	108,297	101,568
Other	170,882	176,520

	1,607,330	1,711,852

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 7 and 14)
	$6,316,880	$6,481,457

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

JERSEY CENTRAL POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	As of December 31,
(Dollars in thousands)	2010	2009

COMMON STOCKHOLDER’S EQUITY:
Common stock, $10 par value, 16,000,000 shares authorized, 13,628,447 shares outstanding	$136,284	$136,284
Other paid-in capital	2,508,874	2,507,049
Accumulated other comprehensive loss (Note 2(F))	(253,542)	(243,012)
Retained earnings (Note 11(A))	227,170	200,075

Total	2,618,786	2,600,396

LONG-TERM DEBT (Note 11(C)):
Secured notes-
5.390% due 2008-2010	—	13,629
5.250% due 2008-2012	14,268	23,974
5.810% due 2010-2013	69,772	77,075
5.410% due 2012-2014	25,693	25,693
6.160% due 2013-2017	99,517	99,517
5.520% due 2014-2018	49,220	49,220
5.610% due 2018-2021	51,139	51,139

Total	309,609	340,247

Unsecured notes-
5.625% due 2016	300,000	300,000
5.650% due 2017	250,000	250,000
4.800% due 2018	150,000	150,000
7.350% due 2019	300,000	300,000
6.400% due 2036	200,000	200,000
6.150% due 2037	300,000	300,000

Total	1,500,000	1,500,000

Capital lease obligations (Note 7)	108	136
Unamortized discount on debt	(7,466)	(8,127)
Long-term debt due within one year	(32,402)	(30,667)

Total long-term debt	1,769,849	1,801,589

TOTAL CAPITALIZATION	$4,388,635	$4,401,985

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

JERSEY CENTRAL POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

					Accumulated
		Common Stock		Other	Other
	Comprehensive	Number	Par	Paid-In	Comprehensive	Retained
(Dollars in thousands)	Income	of Shares	Value	Capital	Income (Loss)	Earnings

Balance, January 1, 2008		14,421,637	$144,216	$2,655,941	$(19,881)	$237,588
Net income	$186,988					186,988
Net unrealized gain on derivative instruments	276				276
Pension and other postretirement benefits, net of $131,317 of income tax benefits (Note 3)	(196,933)				(196,933)

Comprehensive loss	$(9,669)

Restricted stock units				3
Stock-based compensation				1
Consolidated tax benefit allocation				4,065
Cash dividends declared on common stock						(268,000)
Purchase accounting fair value adjustment				(15,254)

Balance, December 31, 2008		14,421,637	144,216	2,644,756	(216,538)	156,576
Net income	$170,499					170,499
Net unrealized gain on derivative instruments, net of $11 of income tax benefits	288				288
Pension and other postretirement benefits, net of $13,025 of income tax benefits (Note 3)	(26,762)				(26,762)

Comprehensive income	$144,025

Restricted stock units				99
Cash dividends declared on common stock						(127,000)

Repurchase of common stock		(793,190)	(7,932)	(137,806)

Balance, December 31, 2009		13,628,447	136,284	2,507,049	(243,012)	200,075
Net income	$192,095					192,095
Net unrealized loss on derivative instruments, net of $463 of income taxes	(187)				(187)
Pension and other postretirement benefits, net of $9,065 of income tax benefits (Note 3)	(10,343)				(10,343)

Comprehensive income	$181,565

Restricted stock units				59
Cash dividends declared on common stock						(165,000)
Consolidated tax benefit allocation				1,766

Balance, December 31, 2010		13,628,447	$136,284	$2,508,874	$(253,542)	$227,170

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

JERSEY CENTRAL POWER & LIGHT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$192,095	$170,499	$186,988
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	107,167	102,912	96,482
Amortization of regulatory assets	320,561	344,158	364,816
Deferred purchased power and other costs	(104,842)	(148,308)	(165,071)
Deferred income taxes and investment tax credits, net	31,645	42,800	12,834
Accrued compensation and retirement benefits	14,055	12,915	(35,791)
Cash collateral from (returned to) suppliers	(22,341)	(210)	23,106
Pension trust contributions	—	(100,000)	—
Decrease (increase) in operating assets-
Receivables	(67,191)	42,532	8,042
Prepayments and other current assets	23,595	(24,333)	(9,252)
Increase (decrease) in operating liabilities-
Accounts payable	(19,465)	(24,677)	10,174
Accrued taxes	11,739	(14,265)	2,582
Accrued interest	(145)	9,059	(121)
Other	(9,966)	(11,246)	(13,002)

Net cash provided from operating activities	476,907	401,836	481,787

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	—	299,619	—
Redemptions and repayments-
Long-term debt	(30,639)	(29,094)	(27,206)
Short-term borrowings, net	—	(121,380)	(9,001)
Common stock	—	(150,000)	—
Common stock dividend payments	(165,000)	(127,000)	(268,000)
Other	(2)	(2,281)	(80)

Net cash used for financing activities	(195,641)	(130,136)	(304,287)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(182,368)	(166,409)	(178,358)
Proceeds from asset sales	—	—	20,000
Loan repayments from (loans to) associated companies, net	(74,296)	(86,678)	2,173
Sales of investment securities held in trusts	411,470	397,333	248,185
Purchases of investment securities held in trusts	(428,214)	(413,693)	(265,441)
Restricted funds	(1,322)	5,015	(689)
Other	(6,559)	(7,307)	(3,398)

Net cash used for investing activities	(281,289)	(271,739)	(177,528)

Net decrease in cash and cash equivalents	(23)	(39)	(28)
Cash and cash equivalents at beginning of year	27	66	94

Cash and cash equivalents at end of year	$4	$27	$66

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year-
Interest (net of amounts capitalized)	$117,454	$108,650	$99,731

Income taxes	$144,939	$95,764	$145,943

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

METROPOLITAN EDISON COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands)	2010	2009	2008

REVENUES:
Electric sales	$1,733,651	$1,611,088	$1,573,781
Excise tax collections	84,896	77,894	79,221

Total revenues	1,818,547	1,688,982	1,653,002

EXPENSES (Note 17):
Purchased power from affiliates	612,496	365,491	303,779
Purchased power from non-affiliates	342,988	536,054	593,203
Other operating costs	418,569	277,024	429,745
Provision for depreciation	52,176	51,006	44,556
Amortization of regulatory assets, net	160,360	244,709	21,504
General taxes	87,829	87,799	85,643

Total expenses	1,674,418	1,562,083	1,478,430

OPERATING INCOME	144,129	126,899	174,572

OTHER INCOME (EXPENSE):
Interest income	3,019	9,709	17,647
Miscellaneous income	5,901	4,033	105
Interest expense (Note 17)	(52,829)	(56,683)	(43,651)
Capitalized interest	653	159	258

Total other expense	(43,256)	(42,782)	(25,641)

INCOME BEFORE INCOME TAXES	100,873	84,117	148,931

INCOME TAXES	42,866	28,594	60,898

NET INCOME	$58,007	$55,523	$88,033

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

METROPOLITAN EDISON COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Dollars in thousands)	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$243,220	$120
Receivables-
Customers, net of allowance for uncollectible accounts of $3,868 in 2010 and $4,044 in 2009	178,522	171,052
Associated companies	24,920	29,413
Other	13,007	11,650
Notes receivable from associated companies	11,028	97,150
Prepaid taxes	343	15,229
Other	2,289	1,459

	473,329	326,073

UTILITY PLANT:
In service	2,247,853	2,162,815
Less — Accumulated provision for depreciation	846,003	810,746

	1,401,850	1,352,069
Construction work in progress	23,663	14,901

	1,425,513	1,366,970

OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	289,328	266,479
Other	884	890

	290,212	267,369

DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	416,499	416,499
Regulatory assets	295,856	356,754
Power purchase contract asset	111,562	176,111
Other	31,699	36,544

	855,616	985,908

	$3,044,670	$2,946,320

LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$28,760	$128,500
Short-term borrowings-
Associated companies	124,079	—
Accounts payable-
Associated companies	33,942	40,521
Other	29,862	41,050
Accrued taxes	60,856	11,170
Accrued interest	16,114	17,362
Other	29,278	24,520

	322,891	263,123

CAPITALIZATION (See Consolidated Statement of Capitalization):
Common stockholder’s equity	1,087,099	1,057,918
Long-term debt and other long-term obligations	718,860	713,873

	1,805,959	1,771,791

NONCURRENT LIABILITIES:
Accumulated deferred income taxes	473,009	453,462
Accumulated deferred investment tax credits	6,866	7,313
Nuclear fuel disposal costs	44,449	44,391
Asset retirement obligations	192,659	180,297
Retirement benefits	29,121	33,605
Power purchase contract liability	116,027	143,135
Other	53,689	49,203

	915,820	911,406

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 7 and 14)
	$3,044,670	$2,946,320

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

METROPOLITAN EDISON COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	As of December 31,
(Dollars in thousands)	2010	2009

COMMON STOCKHOLDER’S EQUITY:
Common stock, without par value, 900,000 shares authorized, 859,500 shares outstanding	$1,197,076	$1,197,070
Accumulated other comprehensive loss (Note 2(F))	(142,383)	(143,551)
Retained earnings (Note 11(A))	32,406	4,399

Total	1,087,099	1,057,918

LONG-TERM DEBT (Note 11(C)):
First mortgage bonds-
5.950% due 2027	13,690	13,690

Total	13,690	13,690

Unsecured notes-
4.450% due 2010	—	100,000
4.950% due 2013	150,000	150,000
4.875% due 2014	250,000	250,000
7.700% due 2019	300,000	300,000
* 0.330% due 2021	28,500	28,500

Total	728,500	828,500

Capital lease obligations (Note 7)	5,158	—
Unamortized premium on debt	272	183
Long-term debt due within one year	(28,760)	(128,500)

Total long-term debt	718,860	713,873

TOTAL CAPITALIZATION	$1,805,959	$1,771,791

*	Denotes variable rate issue with applicable year-end interest rate shown.
The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

METROPOLITAN EDISON COMPANY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

				Accumulated	Retained
		Common Stock		Other	Earnings
	Comprehensive	Number	Carrying	Comprehensive	(Accumulated
(Dollars in thousands)	Income (Loss)	of Shares	Value	Income (Loss)	Deficit)

Balance, January 1, 2008		859,500	$1,203,186	$(15,397)	$(139,157)
Net income	$88,033				88,033
Net unrealized gain on derivative instruments	335			335
Pension and other postretirement benefits, net of $86,030 of income tax benefits (Note 3)	(125,922)			(125,922)

Comprehensive loss	$(37,554)

Restricted stock units			9
Stock-based compensation			1
Consolidated tax benefit allocation			791
Purchase accounting fair value adjustment			(7,815)

Balance, December 31, 2008		859,500	1,196,172	(140,984)	(51,124)
Net income	$55,523				55,523
Net unrealized gain on derivative instruments	335			335
Pension and other postretirement benefits, net of $2,784 of income taxes (Note 3)	(2,902)			(2,902)

Comprehensive income	$52,956

Restricted stock units			55
Consolidated tax benefit allocation			843

Balance, December 31, 2009		859,500	1,197,070	(143,551)	4,399
Net income	$58,007				58,007
Net unrealized loss on derivative instruments, net of $522 of income taxes	(187)			(187)
Pension and other postretirement benefits, net of $1,066 of income tax benefits (Note 3)	1,355			1,355

Comprehensive income	$59,175

Restricted stock units			6
Cash dividends declared on common stock					(30,000)

Balance, December 31, 2010		859,500	$1,197,076	$(142,383)	$32,406

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

METROPOLITAN EDISON COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$58,007	$55,523	$88,033
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	52,176	51,006	44,556
Amortization of regulatory assets, net	160,360	244,709	21,504
Deferred costs recoverable as regulatory assets	(62,462)	(96,304)	(25,132)
Deferred income taxes and investment tax credits, net	29,528	66,965	49,939
Accrued compensation and retirement benefits	(2,474)	5,876	(23,244)
Cash collateral from (to) suppliers	2,141	(4,580)	—
Pension trust contribution	—	(123,521)	—
Decrease (increase) in operating assets-
Receivables	(424)	(32,088)	(24,282)
Prepayments and other current assets	14,057	(8,948)	8,223
Increase (decrease) in operating liabilities-
Accounts payable	(18,598)	(2,781)	(12,512)
Accrued taxes	39,375	(5,001)	470
Accrued interest	(1,248)	10,607	(23)
Other	8,026	5,022	15,629

Net cash provided from operating activities	278,464	166,485	143,161

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	—	300,000	28,500
Short-term borrowings, net	124,079	—	—
Redemptions and repayments-
Long-term debt	(100,000)	—	(28,568)
Short-term borrowings, net	—	(265,003)	(20,324)
Common stock dividend payments	(30,000)	—	—
Other	—	(2,268)	(266)

Net cash provided from (used for) financing activities	(5,921)	32,729	(20,658)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(107,230)	(100,201)	(110,301)
Sales of investment securities held in trusts	460,277	67,973	181,007
Purchases of investment securities held in trusts	(470,192)	(77,738)	(193,061)
Loans from (to) associated companies, net	86,122	(85,704)	1,128
Other, net	1,580	(3,568)	(1,267)

Net cash used for investing activities	(29,443)	(199,238)	(122,494)

Net increase (decrease) in cash and cash equivalents	243,100	(24)	9
Cash and cash equivalents at beginning of year	120	144	135

Cash and cash equivalents at end of year	$243,220	$120	$144

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the year-
Interest (net of amounts capitalized)	$49,285	$41,809	$38,627

Income taxes	$(43,227)	$(5,801)	$16,872

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

PENNSYLVANIA ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In thousands)	2010	2009	2008

REVENUES:
Electric sales	$1,471,956	$1,385,574	$1,443,461
Gross receipts tax collections	67,915	63,372	70,168

Total revenues	1,539,871	1,448,946	1,513,629

EXPENSES (Note 17):
Purchased power from affiliates	643,152	341,645	284,074
Purchased power from non-affiliates	364,647	544,490	591,487
Other operating costs	268,614	209,156	228,257
Provision for depreciation	61,141	61,317	54,643
Amortization (deferral) of regulatory assets, net	(34,819)	56,572	71,091
General taxes	73,285	73,839	79,604

Total expenses	1,376,020	1,287,019	1,309,156

OPERATING INCOME	163,851	161,927	204,473

OTHER INCOME (EXPENSE):
Miscellaneous income	5,928	3,662	1,359
Interest expense (Note 17)	(69,864)	(54,605)	(59,424)
Capitalized interest	750	98	(591)

Total other expense	(63,186)	(50,845)	(58,656)

INCOME BEFORE INCOME TAXES	100,665	111,082	145,817

INCOME TAXES	41,173	45,694	57,647

NET INCOME	$59,492	$65,388	$88,170

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

PENNSYLVANIA ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(Dollars in thousands)	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5	$14
Receivables-
Customers, net of allowance for uncollectible accounts of $3,369 in 2010 and $3,483 in 2009	148,864	139,302
Associated companies	54,052	77,338
Other	11,314	18,320
Notes receivable from associated companies	14,404	14,589
Prepaid taxes	14,026	18,946
Other	1,592	1,400

	244,257	269,909

UTILITY PLANT:
In service	2,532,629	2,431,737
Less — Accumulated provision for depreciation	935,259	901,990

	1,597,370	1,529,747
Construction work in progress	30,505	24,205

	1,627,875	1,553,952

OTHER PROPERTY AND INVESTMENTS:
Nuclear plant decommissioning trusts	152,928	142,603
Non-utility generation trusts	80,244	120,070
Other	297	289

	233,469	262,962

DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	768,628	768,628
Regulatory assets	163,407	9,045
Power purchase contract asset	5,746	15,362
Other	19,287	19,143

	957,068	812,178

	$3,062,669	$2,899,001

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$45,000	$69,310
Short-term borrowings-
Associated companies	101,338	41,473
Accounts payable-
Associated companies	35,626	39,884
Other	41,420	41,990
Accrued taxes	5,075	6,409
Accrued interest	17,378	17,598
Other	22,541	22,741

	268,378	239,405

CAPITALIZATION (See Consolidated Statement of Capitalization):
Common stockholder’s equity	899,538	931,386
Long-term debt and other long-term obligations	1,072,262	1,072,181

	1,971,800	2,003,567

NONCURRENT LIABILITIES:
Accumulated deferred income taxes	371,877	242,040
Retirement benefits	187,621	174,306
Asset retirement obligations	98,132	91,841
Power purchase contract liability	116,972	100,849
Other	47,889	46,993

	822,491	656,029

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 7 and 14)
	$3,062,669	$2,899,001

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

PENNSYLVANIA ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

	As of December 31,
(Dollars in thousands)	2010	2009

COMMON STOCKHOLDER’S EQUITY:
Common stock, $20 par value, 5,400,000 shares authorized, 4,427,577 shares outstanding	$88,552	$88,552
Other paid-in capital	913,519	913,437
Accumulated other comprehensive income (loss) (Note 2(F))	(163,526)	(162,104)
Retained earnings (Note 11(A))	60,993	91,501

Total	899,538	931,386

LONG-TERM DEBT (Note 11(C)):
First mortgage bonds-
5.350% due 2010	—	12,310
5.350% due 2010	—	12,000

Total	—	24,310

Unsecured notes-
5.125% due 2014	150,000	150,000
6.050% due 2017	300,000	300,000
6.625% due 2019	125,000	125,000
*0.330% due 2020	20,000	20,000
5.200% due 2020	250,000	250,000
*0.340% due 2025	—	25,000
2.250% due 2025	25,000	—
6.150% due 2038	250,000	250,000

Total	1,120,000	1,120,000

Net unamortized discount on debt	(2,738)	(2,819)
Long-term debt due within one year	(45,000)	(69,310)

Total long-term debt	1,072,262	1,072,181

TOTAL CAPITALIZATION	$1,971,800	$2,003,567

*	Denotes variable rate issue with applicable year-end interest rate shown.
The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

PENNSYLVANIA ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

					Accumulated
		Common Stock		Other	Other
	Comprehensive	Number	Par	Paid-In	Comprehensive	Retained
(Dollars in thousands)	Income (Loss)	of Shares	Value	Capital	Income (Loss)	Earnings

Balance, January 1, 2008		4,427,577	$88,552	$920,616	$4,946	$57,943
Net income	$88,170					88,170
Net unrealized gain on investments, net of $13 of income taxes	9				9
Net unrealized gain on derivative instruments, net of $4 of income tax benefits	69				69
Pension and other postretirement benefits, net of $90,822 of income tax benefits (Note 3)	(133,021)				(133,021)

Comprehensive loss	$(44,773)

Restricted stock units				35
Stock-based compensation				1
Consolidated tax benefit allocation				1,066
Cash dividends declared on common stock						(70,000)
Purchase accounting fair value adjustment				(9,277)

Balance, December 31, 2008		4,427,577	88,552	912,441	(127,997)	76,113
Net income	$65,388					65,388
Change in unrealized gain on investments, net of $15 of income taxes	(2)				(2)
Net unrealized gain on derivative instruments, net of $7 of income tax benefits	72				72
Pension and other postretirement benefits, net of $17,244 of income tax benefits (Note 3)	(34,177)				(34,177)

Comprehensive income	$31,281

Restricted stock units				65
Consolidated tax benefit allocation				931
Cash dividends declared on common stock						(50,000)

Balance, December 31, 2009		4,427,577	88,552	913,437	(162,104)	91,501
Net income	$59,492					59,492
Net unrealized loss on derivative instruments, net of $105 of income taxes	(40)				(40)
Pension and other postretirement benefits, net of $4,367 of income tax benefits (Note 3)	(1,382)				(1,382)

Comprehensive income	$58,070

Restricted stock units				82
Cash dividends declared on common stock						(90,000)

Balance, December 31, 2010		4,427,577	$88,552	$913,519	$(163,526)	$60,993

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

PENNSYLVANIA ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,492	$65,388	$88,170
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	61,141	61,317	54,643
Amortization (deferral) of regulatory assets, net	(34,819)	56,572	71,091
Deferred costs recoverable as regulatory assets	(89,070)	(100,990)	(35,898)
Deferred income taxes and investment tax credits, net	133,885	63,065	95,227
Accrued compensation and retirement benefits	8,206	3,866	(25,661)
Cash collateral paid, net	(3,980)	—	—
Pension trust contribution	—	(60,000)	—
Decrease (increase) in operating assets-
Receivables	24,687	22,891	(74,338)
Prepayments and other current assets	4,728	(2,519)	(16,313)
Increase (decrease) in operating liabilities-
Accounts payable	(5,128)	3,114	(1,966)
Accrued taxes	(10,089)	(6,855)	(2,181)
Accrued interest	(220)	4,467	(36)
Other	4,909	3,236	17,815

Net cash provided from operating activities	153,742	113,552	170,553

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	25,000	498,583	45,000
Short-term borrowings, net	59,865	—	66,509
Redemptions and repayments-
Long-term debt	(49,310)	(135,000)	(45,556)
Short-term borrowings, net	—	(239,929)	—
Common stock dividend payments	(90,000)	(85,000)	(90,000)
Other	(48)	(4,453)	—

Net cash provided from (used for) financing activities	(54,493)	34,201	(24,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(126,344)	(124,262)	(126,672)
Loan repayments from associated companies, net	185	244	1,480
Sales of investment securities held in trusts	164,627	84,400	117,751
Purchases of investment securities held in trusts	(129,714)	(98,467)	(134,621)
Other, net	(8,012)	(9,677)	(4,467)

Net cash used for investing activities	(99,258)	(147,762)	(146,529)

Net decrease in cash and cash equivalents	(9)	(9)	(23)
Cash and cash equivalents at beginning of year	14	23	46

Cash and cash equivalents at end of year	$5	$14	$23

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the year-
Interest (net of amounts capitalized)	$67,208	$48,265	$56,972

Income taxes	$(115,870)	$(10,775)	$44,197

The accompanying Combined Notes to the Consolidated Financial Statements are an integral part of these financial statements.

COMBINED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND BASIS OF PRESENTATION
FirstEnergy is a diversified energy company that holds, directly or indirectly, all of the outstanding common stock of its principal subsidiaries: OE, CEI, TE, Penn (a wholly owned subsidiary of OE), ATSI, JCP&L, Met-Ed, Penelec, FENOC, FES and its subsidiaries FGCO and NGC and FESC.
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
FirstEnergy and its subsidiaries consolidate all majority-owned subsidiaries over which they exercise control and, when applicable, entities for which they have a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation unless otherwise prescribed by GAAP (see Note 15). FirstEnergy consolidates a VIE (see Note 8) when it is determined to be the VIE’s primary beneficiary. Investments in non-consolidated affiliates over which FirstEnergy and its subsidiaries have the ability to exercise significant influence, but not control (20-50% owned companies, joint ventures and partnerships) are accounted for under the equity method. Under the equity method, the interest in the entity is reported as an investment in the Consolidated Balance Sheets and the percentage share of the entity’s earnings is reported in the Consolidated Statements of Income. These footnotes combine results of FE, FES, OE, CEI, TE, JCP&L, Met-Ed and Penelec.
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

Regulatory assets on the Balance Sheets are comprised of the following:

Regulatory Assets	FE	OE	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
December 31, 2010
Regulatory transition costs	$770	$—	$—	$—	$591	$131	$43
Customer shopping incentives	—	—	—	—	—	—	—
Customer receivables for future income taxes	326	50	2	1	30	113	130
Loss (gain) on reacquired debt	48	17	1	(3)	21	6	6
Employee postretirement benefits	16	—	3	2	7	4	—
Nuclear decommissioning, decontamination and spent fuel disposal costs	(184)	—	—	—	(31)	(92)	(61)
Asset removal costs	(237)	(24)	(47)	(19)	(147)	—	—
MISO/PJM transmission costs	184	(1)	—	—	—	131	52
Deferred generation costs	386	125	226	35	—	—	—
Distribution costs	426	216	155	55	—	—	—
Other	91	17	30	1	42	3	(7)

Total	$1,826	$400	$370	$72	$513	$296	$163

December 31, 2009
Regulatory transition costs	$1,100	$73	$8	$8	$965	$116	$(70)
Customer shopping incentives	154	—	154	—	—	—	—
Customer receivables for future income taxes	329	58	3	1	31	114	122
Loss (gain) on reacquired debt	51	18	1	(3)	22	8	5
Employee postretirement benefits	23	—	5	2	10	6	—
Nuclear decommissioning, decontamination and spent fuel disposal costs	(162)	—	—	—	(22)	(83)	(57)
Asset removal costs	(231)	(23)	(43)	(17)	(148)	—	—
MISO/PJM transmission costs	148	(15)	(15)	(3)	—	187	(6)
Deferred generation costs	369	115	222	32	—	—	—
Distribution costs	482	230	197	55	—	—	—
Other	93	9	14	(5)	30	9	15

Total	$2,356	$465	$546	$70	$888	$357	$9

Regulatory assets that do not earn a current return totaled approximately $215 million as of December 31, 2010 (JCP&L — $38 million, Met-Ed — $131 million, Penelec — $12 million, OE — $18 million and, CEI — $16 million). Regulatory assets of JCP&L, Met-Ed and Penelec not earning a current return are primarily for certain regulatory transition costs and employee postretirement benefits and will be recovered by 2014 for JCP&L and by 2020 for Met-Ed and Penelec. Regulatory assets of OE and CEI not earning a current return primarily relate to the deferral of certain purchased power costs for which the means of recovery as not yet been established by the PUCO.
Transition Cost Amortization
JCP&L’s and Met-Ed’s regulatory transition costs include the deferral of above-market costs for power supplied from NUGs of $164 million for JCP&L (recovered through NGC revenues) and $128 million for Met-Ed (recovered through CTC revenues). Projected above-market NUG costs are adjusted to fair value at the end of each quarter, with a corresponding offset to regulatory assets. Recovery of the remaining regulatory transition costs is expected to continue pursuant to various regulatory proceedings in New Jersey and Pennsylvania (see Note 10).
(B) REVENUES AND RECEIVABLES
The Utilities’ principal business is providing electric service to customers in Ohio, Pennsylvania and New Jersey. The Utilities’ retail customers are metered on a cycle basis. Electric revenues are recorded based on energy delivered through the end of the calendar month. An estimate of unbilled revenues is calculated to recognize electric service provided from the last meter reading through the end of the month. This estimate includes many factors, among which are historical customer usage, load profiles, estimated weather impacts, customer shopping activity and prices in effect for each class of customer. In each accounting period, the Utilities accrue the estimated unbilled amount receivable as revenue and reverse the related prior period estimate.

Receivables from customers include distribution and retail electric sales to residential, commercial and industrial customers for the Utilities and retail and wholesale sales to customers for FES. There was no material concentration of receivables as of December 31, 2010 and 2009 with respect to any particular segment of FirstEnergy’s customers. Billed and unbilled customer receivables as of December 31, 2010 and 2009 are shown below.

Customer Receivables	FE	FES	OE	CEI	TE(1)	JCP&L	Met-Ed	Penelec
	(In millions)
December 31, 2010
Billed	$752	$196	$81	$95	$—	$178	$101	$82
Unbilled	640	170	96	89	—	145	78	67

Total	$1,392	$366	$177	$184	$—	$323	$179	$149

December 31, 2009
Billed	$725	$109	$101	$114	$1	$183	$110	$88
Unbilled	519	86	108	95	—	118	61	51

Total	$1,244	$195	$209	$209	$1	$301	$171	$139

(1)	See Note 13 for a discussion of TE’s accounts receivable financing arrangement with Centerior Funding Corporation.
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

Reconciliation of Basic and Diluted
Earnings per Share of Common Stock	2010	2009	2008
	(In millions, except per share amounts)
Earnings available to FirstEnergy Corp.	$784	$1,006	$1,342

Weighted average number of basic shares outstanding	304	304	304
Assumed exercise of dilutive stock options and awards	1	2	3

Weighted average number of diluted shares outstanding	305	306	307

Basic earnings per share of common stock	$2.58	$3.31	$4.41

Diluted earnings per share of common stock	$2.57	$3.29	$4.38

(D) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment reflects original cost (except for nuclear generating assets which are adjusted to fair value), including payroll and related costs such as taxes, employee benefits, administrative and general costs, and interest costs incurred to place the assets in service. The costs of normal maintenance, repairs and minor replacements are expensed as incurred. FirstEnergy recognizes liabilities for planned major maintenance projects as they are incurred. Property, plant and equipment balances as of December 31, 2010 and 2009 were as follows:

	December 31, 2010			December 31, 2009
Property, Plant and Equipment	Unregulated	Regulated	Total	Unregulated	Regulated	Total
	(In millions)
In service	$11,952	$17,499	$29,451	$10,935	$16,891	$27,826
Less accumulated depreciation	(4,229)	(6,951)	(11,180)	(4,699)	(6,698)	(11,397)

Net plant in service	$7,723	$10,548	$18,271	$6,236	$10,193	$16,429

FirstEnergy provides for depreciation on a straight-line basis at various rates over the estimated lives of property included in plant in service. The respective annual composite rates for FirstEnergy’s subsidiaries’ electric plant in 2010, 2009 and 2008 are shown in the following table:

	Annual Composite
	Depreciation Rate
	2010	2009	2008
OE	2.9%	3.1%	3.1%
CEI	3.2	3.3	3.5
TE	3.3	3.3	3.6
Penn	2.2	2.4	2.4
JCP&L	2.4	2.4	2.3
Met-Ed	2.5	2.5	2.3
Penelec	2.5	2.6	2.5
FGCO	4.0	4.6	4.7
NGC	3.1	3.0	2.8
Asset Retirement Obligations
FirstEnergy recognizes an ARO for the future decommissioning of its nuclear power plants and future remediation of other environmental liabilities associated with all of its long-lived assets. The ARO liability represents an estimate of the fair value of FirstEnergy’s current obligation related to nuclear decommissioning and the retirement or remediation of environmental liabilities of other assets. A fair value measurement inherently involves uncertainty in the amount and timing of settlement of the liability. FirstEnergy uses an expected cash flow approach to measure the fair value of the nuclear decommissioning and environmental remediation ARO. This approach applies probability weighting to discounted future cash flow scenarios that reflect a range of possible outcomes. The scenarios consider settlement of the ARO at the expiration of the nuclear power plant’s current license, settlement based on an extended license term and expected remediation dates. The fair value of an ARO is recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying value of the long-lived asset and are depreciated over the life of the related asset, as described further in Note 12.
(E) ASSET IMPAIRMENTS
Long-lived Assets
FirstEnergy reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. The recoverability of the long-lived asset is measured by comparing the long-lived asset’s carrying value to the sum of undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is greater than the undiscounted future cash flows of the long-lived asset, impairment exists and a loss is recognized for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. Impairments of long-lived assets recognized for the year ended December 31, 2010, are described further in Note 19.
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
FirstEnergy’s goodwill primarily relates to its energy delivery services segment. FirstEnergy’s aggregated reporting units are consistent with its operating segments — energy delivery services and competitive energy. Goodwill is allocated to these operating segments based on the original purchase price allocation for acquisitions within the various reporting units. The goodwill allocated to competitive energy is insignificant to that segment and to FirstEnergy.
Annual impairment testing is conducted during the third quarter of each year and for 2010, 2009 and 2008 the analysis indicated no impairment of goodwill. For purposes of annual testing the estimated fair values of energy delivery services and the utilities were determined using a discounted cash flow approach.

The discounted cash flow model of the reporting units, which are aggregated into operating segments, is based on the forecasted operating cash flow for the current year, projected operating cash flows for the next five years (determined using forecasted amounts as well as an estimated growth rate) and a terminal value beyond five years. Discounted cash flows consist of the operating cash flows for each reporting unit less an estimate for capital expenditures. The key assumptions incorporated in the discounted cash flow approach include growth rates, projected operating income, changes in working capital, projected capital expenditures, planned funding of pension plans, anticipated funding of nuclear decommissioning trusts, expected results of future rate proceedings and a discount rate equal to the assumed long term cost of capital. Cash flows may be adjusted to exclude certain non-recurring or unusual items. Reporting unit income, which excludes non-recurring or unusual items, was the starting point for determining operating cash flow and there were no non-recurring or unusual items excluded from the calculations of operating cash flow in any of the periods included in the determination of fair value.
Unanticipated changes in assumptions could have a significant effect on FirstEnergy’s evaluation of goodwill. At the time of annual impairment testing, fair value would have to have declined in excess of 52% for energy delivery services to indicate a potential goodwill impairment. Fair value would have to have declined more than 26% for CEI, 64% for TE, 38% for JCP&L, 56% for Met-Ed and 57% for Penelec to indicate potential goodwill impairment.
A summary of the changes in goodwill for the three years ended December 31, 2010 is shown below by operating segment, which represent aggregated reporting units (see Note 15):

	Energy	Competitive
	Delivery	Energy
Goodwill	Services	Services	Consolidated
	(In millions)
Balance as of December 31, 2007	$5,583	$24	$5,607
Adjustments related to GPU acquisitions	(32)	—	(32)

Balance as of December 31, 2008, 2009 and 2010	$5,551	$24	$5,575

A summary of the changes in FES’ and the Utilities’ goodwill for the three years ended December 31, 2010 is shown below.

Goodwill	FES	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Balance as of December, 31 2007	$24	$1,689	$501	$1,826	$424	$778
Adjustments related to GPU acquisition	—	—	—	(15)	(8)	(9)

Balance as of December, 31 2008, 2009 and 2010	$24	$1,689	$501	$1,811	$416	$769

FirstEnergy, FES and the Utilities, with the exception of Met-Ed, have no accumulated impairment charge as of December 31, 2010. Met-Ed has an accumulated impairment charge of $355 million, which was recorded in 2006.
Investments
At the end of each reporting period, FirstEnergy evaluates its investments for impairment. Investments classified as available-for-sale securities are evaluated to determine whether a decline in fair value below the cost basis is other than temporary. FirstEnergy first considers its intent and ability to hold the investment until recovery and then considers, among other factors, the duration and the extent to which the security’s fair value has been less than its cost and the near-term financial prospects of the security issuer when evaluating investments for impairment. If the decline in fair value is determined to be other than temporary, the cost basis of the investment is written down to fair value. FirstEnergy recognizes in earnings the unrealized losses on available-for-sale securities held in its nuclear decommissioning trusts since the trust arrangements, as they are currently defined, do not meet the required ability and intent to hold criteria in consideration of other-than-temporary impairment. In 2010, 2009 and 2008, FirstEnergy recognized $33 million, $62 million and $123 million, respectively, of other-than-temporary impairments. The fair values of FirstEnergy’s investments are disclosed in Note 5(B).
(F) COMPREHENSIVE INCOME
Comprehensive income includes net income as reported on the Consolidated Statements of Income and all other changes in common stockholders’ equity except those resulting from transactions with stockholders and adjustments relating to noncontrolling interests. Accumulated other comprehensive income (loss), net of tax, included on FE’s, FES’ and the Utilities’ Consolidated Balance Sheets as of December 31, 2010 and 2009, is comprised of the following:

Accumulated Other Comprehensive
Income (Loss)	FE	FES	OE	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Net liability for unfunded retirement benefits	$(1,492)	$(127)	$(180)	$(153)	$(49)	$(253)	$(141)	$(164)
Unrealized gain on investments	7	6	1	—	—	—	—	—
Unrealized gain (loss) on derivative hedges	(54)	1	—	—	—	(1)	(1)	—

AOCL Balance, December 31, 2010	$(1,539)	$(120)	$(179)	$(153)	$(49)	$(254)	$(142)	$(164)

Net liability for unfunded retirement benefits	$(1,341)	$(91)	$(164)	$(138)	$(50)	$(242)	$(143)	$(162)
Unrealized gain on investments	2	2	—	—	—	—	—	—
Unrealized loss on derivative hedges	(76)	(14)	—	—	—	(1)	(1)	—

AOCL Balance, December 31, 2009	$(1,415)	$(103)	$(164)	$(138)	$(50)	$(243)	$(144)	$(162)

Other comprehensive income (loss) reclassified to net income during the three years ended December 31, 2010, 2009 and 2008 was as follows:

	FE	FES	OE	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
2010
Pension and other postretirement benefits	$(67)	$(3)	$1	$(13)	$(3)	$(16)	$(9)	$(7)
Gain on investments	54	50	2	—	2	—	—	—
Loss on derivative hedges	(35)	(24)	—	—	—	—	—	—

	(48)	23	3	(13)	(1)	(16)	(9)	(7)
Income taxes (benefits) related to reclassification to net income	(19)	8	1	(5)	—	(6)	(4)	(3)

Reclassification to net income	$(29)	$15	$2	$(8)	$(1)	$(10)	$(5)	$(4)

2009
Pension and other postretirement benefits	$(78)	$(3)	$(5)	$(11)	$(2)	$(18)	$(11)	$(5)
Gain on investments	157	139	10	—	7	—	—	—
Loss on derivative hedges	(67)	(27)	—	—	—	—	—	—

	12	109	5	(11)	5	(18)	(11)	(5)
Income taxes (benefits) related to reclassification to net income	4	41	2	(4)	2	(8)	(5)	(2)

Reclassification to net income	$8	$68	$3	$(7)	$3	$(10)	$(6)	$(3)

2008
Pension and other postretirement benefits	$80	$7	$16	$1	$—	$14	$9	$14
Gain on investments	40	31	9	—	1	—	—	—
Loss on derivative hedges	(19)	(3)	—	—	—	—	—	—

	101	35	25	1	1	14	9	14
Income taxes related to reclassification to net income	41	14	10	—	—	6	4	6

Reclassification to net income	$60	$21	$15	$1	$1	$8	$5	$8

3. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
FirstEnergy provides a noncontributory qualified defined benefit pension plan that covers substantially all of its employees and non-qualified pension plans that cover certain employees. The plans provide defined benefits based on years of service and compensation levels. FirstEnergy’s funding policy is based on actuarial computations using the projected unit credit method. On September 2, 2009, the Utilities and ATSI made a combined $500 million voluntary contribution to their qualified pension plan. Due to the significance of the voluntary contribution, FirstEnergy elected to remeasure its qualified pension plan as of August 31, 2009. FirstEnergy intends to voluntarily contribute $250 million to its pension plan in 2011.
FirstEnergy provides a minimum amount of noncontributory life insurance to retired employees in addition to optional contributory insurance. Health care benefits, which include certain employee contributions, deductibles and co-payments, are also available upon retirement to employees hired prior to January 1, 2005, their dependents and, under certain circumstances, their survivors. FirstEnergy recognizes the expected cost of providing other postretirement benefits to employees and their beneficiaries and covered dependents from the time employees are hired until they become eligible to receive those benefits. During 2008, FirstEnergy amended the OPEB plan effective in 2010 to limit the monthly contribution for pre-1990 retirees. On June 2, 2009, FirstEnergy amended its health care benefits plan for all employees and retirees eligible to participate in that plan. The amendment, which reduces future health care coverage subsidies paid by FirstEnergy on behalf of participants, triggered a remeasurement of FirstEnergy’s other postretirement benefit plans as of May 31, 2009. FirstEnergy also has obligations to former or inactive employees after employment, but before retirement, for disability-related benefits.
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

Obligations and Funded Status	Pension Benefits		Other Benefits
As of December 31	2010	2009	2010	2009
	(In millions)
Change in benefit obligation
Benefit obligation as of January 1	$5,392	$4,700	$823	$1,189
Service cost	99	91	10	12
Interest cost	314	317	45	64
Plan participants’ contributions	—	—	30	29
Plan amendments	16	6	—	(408)
Special termination benefits	—	—	—	13
Medicare retiree drug subsidy	—	—	7	20
Actuarial (gain) loss	343	648	56	23
Benefits paid	(306)	(370)	(110)	(119)

Benefit obligation as of December 31	$5,858	$5,392	$861	$823

Change in fair value of plan assets
Fair value of plan assets as of January 1	$4,399	$3,752	$467	$440
Actual return on plan assets	440	508	52	62
Company contributions	11	509	59	55
Plan participants’ contributions	—	—	30	29
Benefits paid	(306)	(370)	(110)	(119)

Fair value of plan assets as of December 31	$4,544	$4,399	$498	$467

Funded Status
Qualified plan	$(1,076)	$(787)
Non-qualified plans	(238)	(206)

Funded Status	$(1,314)	$(993)	$(363)	$(356)

Accumulated benefit obligation	$5,469	$5,036

Amounts Recognized on the Balance Sheet
Current liabilities	$(11)	$(10)	$—	$—
Noncurrent liabilities	(1,303)	(983)	(363)	(356)

Net liability as of December 31	$(1,314)	$(993)	$(363)	$(356)

Amounts Recognized in
Accumulated Other Comprehensive Income
Prior service cost (credit)	$76	$67	$(952)	$(1,145)
Actuarial loss	2,554	2,486	718	756

Net amount recognized	$2,630	$2,553	$(234)	$(389)

Assumptions Used to Determine Benefit
Obligations as of December 31
Discount rate	5.50%	6.00%	5.00%	5.75%
Rate of compensation increase	5.20%	5.20%

Allocation of Plan Assets
As of December 31
Equity securities	28%	39%	47%	51%
Bonds	50	49	45	46
Absolute return strategies	11	—	3	—
Real estate	6	6	2	1
Private equities	4	5	1	1
Cash	1	1	2	1

Total	100%	100%	100%	100%

Estimated 2011 Amortization of
Net Periodic Pension Cost from	Pension	Other
Accumulated Other Comprehensive Income	Benefits	Benefits
	(In millions)
Prior service cost (credit)	$14	$(193)
Actuarial loss	$194	$57

	Pension Benefits			Other Benefits
Components of Net Periodic Benefit Costs	2010	2009	2008	2010	2009	2008
	(In millions)
Service cost	$99	$91	$87	$10	$12	$19
Interest cost	314	317	299	45	64	74
Expected return on plan assets	(361)	(343)	(463)	(36)	(36)	(51)
Amortization of prior service cost	13	13	13	(193)	(175)	(149)
Amortization of net actuarial loss	187	179	8	60	61	47

Net periodic cost	$252	$257	$(56)	$(114)	$(74)	$(60)

FES’ and the Utilities’ shares of the net pension and OPEB asset (liability) as of December 31, 2010 and 2009 are as follows:

	Pension Benefits		Other Benefits
Net Pension and OPEB Asset (Liability)	2010	2009	2010	2009
	(In millions)
FES	$(488)	$(361)	$(36)	$(19)
OE	29	30	(66)	(74)
CEI	(22)	(13)	(62)	(59)
TE	(21)	(15)	(46)	(47)
JCP&L	(106)	(77)	(70)	(56)
Met-Ed	(6)	6	(19)	(28)
Penelec	(99)	(79)	(85)	(84)
FES’ and the Utilities’ shares of the net periodic pension and OPEB costs for the three years ended December 31, 2010 are as follows:

	Pension Benefits			Other Benefits
Net Periodic Pension and OPEB Costs	2010	2009	2008	2010	2009	2008
	(In millions)
FES	$84	$71	$15	$(27)	$(15)	$(7)
OE	15	23	(26)	(25)	(14)	(7)
CEI	20	17	(5)	(6)	—	2
TE	7	6	(3)	(1)	2	4
JCP&L	25	31	(15)	(7)	(6)	(16)
Met-Ed	10	18	(10)	(8)	(4)	(10)
Penelec	19	16	(13)	(9)	(4)	(13)

Assumptions Used
to Determine Net Periodic Benefit Cost	Pension Benefits			Other Benefits
for Years Ended December 31	2010	2009	2008	2010	2009	2008
Weighted-average discount rate	6.00%	7.00%	6.50%	5.75%	7.00%	6.50%
Expected long-term return on plan assets	8.50%	9.00%	9.00%	8.50%	9.00%	9.00%
Rate of compensation increase	5.20%	5.20%	5.20%

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
Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those where transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 assets include registered investment companies, common stocks, publicly traded real estate investment trusts and certain shorter duration, more liquid fixed income securities. Registered investment companies and common stocks are stated at fair value as quoted on a recognized securities exchange and are valued at the last reported sales price on the last business day of the plan year. Market values for real estate investment trusts and certain fixed income securities are based on daily quotes available on public exchanges as with other publicly traded equity and fixed income securities.
Level 2 — Pricing inputs are either directly or indirectly observable in the market as of the reporting date, other than quoted prices in active markets included in Level 1. Additionally, Level 2 includes those financial instruments that are valued using models or other valuation methodologies based on assumptions that are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Level 2 investments include common collective trusts, certain real estate investment trusts, and fixed income assets. Common collective trusts are not available in an exchange and active market; however, the fair value is determined based on the underlying investments as traded in an exchange and active market.
Level 3 — Pricing inputs include inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value in addition to the use of independent appraisers’ estimates of fair value on a periodic basis typically determined quarterly but no less than annually. Assets in this category include private equity, limited partnership, certain real estate trusts and fixed income securities. The fixed income securities’ market values are based in part on quantitative models and on observing market value ascertained through timely trades for securities that are similar to the ones being valued.
As of December 31, 2010 and 2009, the pension investments measured at fair value were as follows:

	December 31, 2010				Asset
	Level 1	Level 2	Level 3	Total	Allocation
	(In millions)
Cash and short-term securities	$—	$72	$—	$72	1%
Equity investments
Domestic	342	189	—	531	12%
International	118	615	—	733	16%
Fixed income
Government bonds	—	722	—	722	16%
Corporate bonds	—	1,414	—	1,414	31%
Distressed debt	—	97	—	97	2%
Mortgaged-backed securities (non-government)	—	52	—	52	1%
Alternatives
Hedge funds	—	497	—	497	11%
Private equity funds	—	—	119	119	4%
Real estate funds	2	—	282	284	6%

	$462	$3,658	$401	$4,521	100%

	December 31, 2009				Asset
	Level 1	Level 2	Level 3	Total	Allocation
	(In millions)
Cash and short-term securities	$—	$337	$—	$337	7%
Equity investments
Domestic	447	790	—	1,237	28%
International	131	204	—	335	8%
Mutual funds	159	—	—	159	4%
Fixed income
Government bonds	—	254	—	254	6%
Corporate bonds	—	1,580	—	1,580	35%
Distressed debt	—	92	—	92	2%
Mortgaged-backed securities (non-government)	—	2	—	2	1%
Alternatives
Private equity funds	—	—	137	137	3%
Real estate funds	1	4	241	246	6%

	$738	$3,263	$378	$4,379	100%

The following table provides a reconciliation of changes in the fair value of pension investments classified as Level 3 in the fair value hierarchy during 2010 and 2009:

	Private Equity	Real Estate
	Funds	Funds

Balance as of January 1, 2009	$74	$342
Actual return on plan assets:
Unrealized gains (losses)	6	(104)
Realized gains (losses)	1	(1)
Purchases, sales and settlements	12	4
Transfers in (out)	44	—

Balance as of December 31, 2009	137	241
Actual return on plan assets:
Unrealized gains	1	45
Realized gains (losses)	11	(3)
Purchases, sales and settlements	(28)	(1)
Transfers in (out)	(2)	—

Balance at December 31, 2010	$119	$282

As of December 31, 2010 and 2009, the other postretirement benefit investments measured at fair value were as follows:

	December 31, 2010				Asset
	Level 1	Level 2	Level 3	Total	Allocation
	(In millions)
Cash and short-term securities	$—	$16	$—	$16	2%
Equity investment
Domestic	178	6	—	184	36%
International	20	19	—	39	9%
Mutual funds	7	2	—	9	2%
Fixed income
U.S. treasuries	—	27	—	27	5%
Government bonds	—	143	—	143	28%
Corporate bonds	—	55	—	55	10%
Distressed debt	—	3	—	3	1%
Mortgage-backed securities (non-government)	—	4	—	4	1%
Alternatives
Hedge funds	—	15	—	15	3%
Private equity funds	—	—	3	3	1%
Real estate funds	—	—	9	9	2%

	$205	$290	$12	$507	100%

	December 31, 2009				Asset
	Level 1	Level 2	Level 3	Total	Allocation
	(In millions)
Cash and short-term securities	$—	$19	$—	$19	4%
Equity investment
Domestic	180	23	—	203	43%
International	15	6	—	21	4%
Mutual funds	10	2	—	12	3%
Fixed income
U.S. treasuries	—	20	—	20	4%
Government bonds	—	123	—	123	26%
Corporate bonds	—	56	—	56	12%
Distressed debt	—	3	—	3	1%
Mortgage-backed securities (non-government)	—	3	—	3	1%
Alternatives
Private equity funds	—	—	4	4	1%
Real estate funds	—	—	7	7	1%

	$205	$255	$11	$471	100%

The following table provides a reconciliation of changes in the fair value of postretirement benefit investments classified as Level 3 in the fair value hierarchy during 2010 and 2009:

	Private Equity	Real Estate
	Funds	Funds
	(in millions)
Balance as of January 1, 2009	$2	$10
Actual return on plan assets:
Unrealized gains (losses)	—	(3)
Realized gains (losses)	—	—
Purchases, sales and settlements	1	—
Transfers in (out)	1	—

Balance as of December 31, 2009	4	7
Actual return on plan assets:
Unrealized gains	—	—
Realized gains (losses)	—	2
Purchases, sales and settlements	(1)	—
Transfers in (out)	—	—

Balance at December 31, 2010	$3	$9

In selecting an assumed discount rate, FirstEnergy considers currently available rates of return on high-quality fixed income investments expected to be available during the period to maturity of the pension and other postretirement benefit obligations. The assumed rates of return on pension plan assets consider historical market returns and economic forecasts for the types of investments held by FirstEnergy’s pension trusts. The long-term rate of return is developed considering the portfolio’s asset allocation strategy.
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
FirstEnergy’s target asset allocations for its pension and OPEB portfolio for 2010 and 2009 are shown in the following table:

	Target Asset
	Allocations
	2010	2009
Equities	21%	58%
Fixed income	50	30
Absolute return strategies	21	—
Real estate	6	8
Private equity	2	4

Total	100%	100%

Assumed Health Care Cost Trend Rates
As of December 31	2010	2009
Health care cost trend rate assumed (pre/post-Medicare)	8.0-9.0%	8.5-10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate (pre/post-Medicare)	2016-2018	2016-2018
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(in millions)
Effect on total of service and interest cost	$2	$(2)
Effect on accumulated postretirement benefit obligation	$22	$(20)
Taking into account estimated employee future service, FirstEnergy expects to make the following pension benefit payments from plan assets and other benefit payments, net of the Medicare subsidy and participant contributions:

	Pension	Other
	Benefits	Benefits
	(in millions)
2011	$320	$88
2012	332	76
2013	344	61
2014	367	63
2015	381	61
Years 2016-2020	2,068	297
4. STOCK-BASED COMPENSATION PLANS
FirstEnergy has four stock-based compensation programs — LTIP, EDCP, ESOP and DCPD.
(A) LTIP
FirstEnergy’s LTIP includes four stock-based compensation programs — restricted stock, restricted stock units, stock options and performance shares.
Under FirstEnergy’s LTIP, total awards cannot exceed 29.1 million shares of common stock or their equivalent. Only stock options, restricted stock and restricted stock units have currently been designated to pay out in common stock, with vesting periods ranging from two months to ten years. Performance share awards are currently designated to be paid in cash rather than common stock and therefore do not count against the limit on stock-based awards. As of December 31, 2010, 7.2 million shares were available for future awards.
FirstEnergy records the actual tax benefit realized from tax deductions when awards are exercised or distributed. Realized tax benefits during the years ended December 31, 2010, 2009 and 2008 were $11 million, $9 million and $43 million, respectively. The excess of the deductible amount over the recognized compensation cost is recorded in stockholders’ equity and reported as an other financing activity on the Consolidated Statements of Cash Flows.

Restricted Stock and Restricted Stock Units
Eligible employees receive awards of FirstEnergy common stock or stock units subject to restrictions. Those restrictions lapse over a defined period of time or based on performance. Dividends are received on the restricted stock and are reinvested in additional shares. Restricted common stock grants under the LTIP were as follows:

	2010	2009	2008
Restricted common shares granted	71,752	73,255	82,607
Weighted average market price	$38.43	$43.68	$68.98
Weighted average vesting period (years)	4.74	4.42	5.03
Dividends restricted	Yes	Yes	Yes
Vesting activity for restricted common stock during 2010 was as follows (forfeitures were not material):

		Weighted
	Number	Average
	of	Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested as of January 1, 2010	648,293	$50.39
Nonvested as of December 31, 2010	475,914	51.26
Granted in 2010	71,752	38.43
Vested in 2010	292,152	38.75
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

	2010	2009	2008
Restricted common shares units granted	511,418	533,399	450,683
Weighted average vesting period (years)	3.00	3.00	3.14
Vesting activity for restricted stock units during 2010 was as follows (forfeitures were not material):

		Weighted
	Number	Average
	of	Grant-Date
Restricted Stock Units	Shares	Fair Value
Nonvested as of January 1, 2010	1,489,187	$54.81
Nonvested as of December 31, 2010	1,402,108	48.40
Granted in 2010	511,418	37.13
Vested in 2010	579,736	38.83
Compensation expense recognized in 2010, 2009 and 2008 for restricted stock and restricted stock units, net of amounts capitalized, was approximately $22 million, $25 million and $29 million, respectively.

Stock Options
Stock options were granted to eligible employees allowing them to purchase a specified number of common shares at a fixed grant price over a defined period of time. Stock option activities under FirstEnergy stock option programs during 2010 were as follows:

		Weighted
	Number	Average
	of	Grant-Date
Stock Option Activities	Shares	Fair value

Balance, January 1, 2010	3,074,626	$34.69
(3,074,626 options exercisable)

Options granted	—	—
Options exercised	180,460	26.86
Options forfeited	5,100	21.61
Balance, December 31, 2010	2,889,066	$35.18
(2,889,066 options exercisable)
Options outstanding and range of exercise price as of December 31, 2010 were as follows:

	Options Outstanding and Exercisable
		Weighted
Range of		Average	Remaining
Exercise Prices	Shares	Exercise Price	Contractual Life
$29.50-29.71	894,054	$29.66	1.77
$34.45-39.46	1,995,012	$37.66	2.67

Total	2,889,066	$35.18	2.39

FirstEnergy reduced its use of stock options beginning in 2005 and increased its use of performance-based, restricted stock units. As a result, all unvested stock options vested in 2008. No compensation expense was recognized for stock options during 2010 and 2009, and compensation expense in 2008 was not material. Cash received from the exercise of stock options in 2010, 2009 and 2008 was $6 million, $7 million and $74 million, respectively.
Performance Shares
Performance shares are share equivalents and do not have voting rights. The shares track the performance of FirstEnergy’s common stock over a three-year vesting period. During that time, dividend equivalents are converted into additional shares. The final account value may be adjusted based on the ranking of FirstEnergy stock performance to a composite of peer companies. Compensation expense (income) recognized for performance shares during 2010, 2009 and 2008, net of amounts capitalized, totaled approximately ($4) million, $3 million and $8 million, respectively. During 2010, no cash was paid to settle performance shares due to certain criteria not being met for the previous three-year vesting period. Cash used to settle performance shares in 2009 and 2008 was $15 million and $14 million, respectively.
(B) ESOP
An ESOP Trust funded most of the matching contribution for FirstEnergy’s 401(k) savings plan through December 31, 2007. All employees eligible for participation in the 401(k) savings plan are covered by the ESOP.
In 2008 and 2009, shares of FirstEnergy common stock were purchased on the market and contributed to participants’ accounts. Total ESOP-related compensation expenses in 2010, 2009 and 2008, net of amounts capitalized and dividends on common stock were $30 million, $36 million and $40 million, respectively.

(C) EDCP
Under the EDCP, covered employees can direct a portion of their compensation, including annual incentive awards and/or long-term incentive awards, into an unfunded FirstEnergy stock account to receive vested stock units or into an unfunded retirement cash account. Through December 31, 2010, covered employees received an additional 20% premium in the form of stock units based on the amount allocated to the FirstEnergy stock account. During 2010, the EDCP was amended to cease the 20% stock premium with respect to annual and long-term incentive awards earned during any calendar years that commence on or after January 1, 2011. Dividends are calculated quarterly on stock units outstanding and are paid in the form of additional stock units. Upon withdrawal, stock units are converted to FirstEnergy shares. Payout typically occurs three years from the date of deferral; however, an election can be made in the year prior to payout to further defer shares into a retirement stock account that will pay out in cash upon retirement (see Note 3). Interest is calculated on the cash allocated to the cash account and the total balance will pay out in cash upon retirement. Compensation expense (income) recognized on EDCP stock units, net of amounts capitalized, in 2010, 2009 and 2008 was ($3) million, ($0.2) million and ($13) million, respectively.
(D) DCPD
Under the DCPD, directors can elect to allocate all or a portion of their cash retainers, meeting fees and chair fees to deferred stock or deferred cash accounts. Funds deferred into the stock account through December 31, 2010, receive a 20% match to the funds allocated. The 20% match and any appreciation on it are forfeited if the director leaves the Board within three years from the date of deferral for any reason other than retirement, disability, death, upon a change in control or when a director is ineligible to stand for re-election. Compensation expense is recognized for the 20% match over the three-year vesting period. Directors may also elect to defer their equity retainers into the deferred stock account; however, they do not receive a 20% match on that deferral. During 2010, the DCPD was amended to cease the 20% match feature with respect to director’s fees earned for service performed during any calendar years that commence on or after January 1, 2011. DCPD expenses recognized in 2010, 2009 and 2008 was $4 million, $3 million and $3 million, respectively. The net liability recognized for DCPD of approximately $5 million as of December 31, 2010, 2009 and 2008 is included in the caption “Retirement benefits” on the Consolidated Balance Sheets.
Of the 1.7 million stock units authorized under the EDCP and DCPD, 1,239,415 stock units were available for future awards as of December 31, 2010.
5. FAIR VALUE OF FINANCIAL INSTRUMENTS
(A) LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS
All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported on the Consolidated Balance Sheets at cost, which approximates their fair market value, in the caption “short-term borrowings.” The following table provides the approximate fair value and related carrying amounts of long-term debt and other long-term obligations as of December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In millions)
FirstEnergy (Consolidated)	$13,928	$14,845	$13,853	$14,602
FES	4,279	4,403	4,324	4,406
OE	1,159	1,321	1,169	1,299
CEI	1,853	2,035	1,873	2,032
TE	600	653	600	638
JCP&L	1,810	1,962	1,840	1,950
Met-Ed	742	821	842	909
Penelec	1,120	1,189	1,144	1,177
The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy, FES and the Utilities.

(B) INVESTMENTS
All temporary cash investments purchased with an initial maturity of three months or less are reported as cash equivalents on the Consolidated Balance Sheets at cost, which approximates their fair market value. Investments other than cash and cash equivalents include held-to-maturity securities, available-for-sale securities and notes receivable.
FES and the Utilities periodically evaluate their investments for other-than-temporary impairment. They first consider their intent and ability to hold an equity investment until recovery and then consider, among other factors, the duration and the extent to which the security’s fair value has been less than cost and the near-term financial prospects of the security issuer when evaluating an investment for impairment. For debt securities, FES and the Utilities consider their intent to hold the security, the likelihood that they will be required to sell the security before recovery of their cost basis, and the likelihood of recovery of the security’s entire amortized cost basis.
Available-For-Sale Securities
FES and the Utilities hold debt and equity securities within their nuclear decommissioning trusts, nuclear fuel disposal trusts and NUG trusts. These trust investments are considered as available-for-sale at fair market value. FES and the Utilities have no securities held for trading purposes.
The following table summarizes the amortized cost basis, unrealized gains and losses and fair values of investments held in nuclear decommissioning trusts, nuclear fuel disposal trusts and NUG trusts as of December 31, 2010 and 2009:

	December 31, 2010(1)				December 31, 2009(2)
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
	(In millions)
Debt securities
FirstEnergy	$1,699	$31	$—	$1,730	$1,727	$22	$—	$1,749
FES	980	13	—	993	1,043	3	—	1,046
OE	123	1	—	124	55	—	—	55
TE	42	—	—	42	72	—	—	72
JCP&L	281	9	—	290	271	9	—	280
Met-Ed	127	4	—	131	120	5	—	125
Penelec	145	4	—	149	166	5	—	171

Equity securities
FirstEnergy	$268	$69	$—	$337	$252	$43	$—	$295
JCP&L	80	17	—	97	74	11	—	85
Met-Ed	125	35	—	160	117	23	—	140
Penelec	63	16	—	79	61	9	—	70

(1)	Excludes cash balances: FirstEnergy — $193 million; FES — $153 million; OE — $3 million; TE — $34 million; JCP&L — $3 million; Met-Ed — $(3) million and Penelec — $4 million.

(2)	Excludes cash balances: FirstEnergy — $137 million; FES — $43 million; OE — $66 million; TE — $2 million; JCP&L — $3 million and Penelec — $23 million.

Proceeds from the sale of investments in available-for-sale securities, realized gains and losses on those sales, and interest and dividend income for the three years ended December 31, 2010, 2009 and 2008 were as follows:

				Interest and
December 31, 2010	Sales Proceeds	Realized Gains	Realized Losses	Dividend Income
	(In millions)
FirstEnergy	$3,172	$126	$107	$79
FES	1,927	92	75	47
OE	83	2	—	3
TE	126	3	1	2
JCP&L	411	10	10	14
Met-Ed	460	13	14	7
Penelec	165	6	7	6

				Interest and
December 31, 2009	Sales Proceeds	Realized Gains	Realized Losses	Dividend Income
	(In millions)
FirstEnergy	$2,229	$226	$155	$60
FES	1,379	199	117	27
OE	132	11	4	4
TE	169	7	1	2
JCP&L	397	6	12	14
Met-Ed	68	2	13	7
Penelec	84	1	8	6

				Interest and
December 31, 2008	Sales Proceeds	Realized Gains	Realized Losses	Dividend Income
	(In millions)
FirstEnergy	$1,657	$115	$237	$76
FES	951	99	184	37
OE	121	11	9	5
TE	38	1	—	3
JCP&L	248	1	17	14
Met-Ed	181	2	17	9
Penelec	118	1	10	8
Unrealized gains applicable to the decommissioning trusts of FES, OE and TE are recognized in OCI since fluctuations in fair value will eventually impact earnings. The decommissioning trusts of JCP&L, Met-Ed and Penelec are subject to regulatory accounting. Net unrealized gains and losses are recorded as regulatory assets or liabilities since the difference between investments held in trust and the decommissioning liabilities will be recovered from or refunded to customers.
The investment policy for the nuclear decommissioning trust funds restricts or limits the ability to hold certain types of assets including private or direct placements, warrants, securities of FirstEnergy, investments in companies owning nuclear power plants, financial derivatives, preferred stocks, securities convertible into common stock and securities of the trust fund’s custodian or managers and their parents or subsidiaries.
During 2010, 2009 and 2008, FirstEnergy recognized $55 million, $176 million and $63 million of net realized gains resulting from the sale of securities held in nuclear decommissioning trusts.

Held-To-Maturity Securities
The following table provides the amortized cost basis, unrealized gains and losses, and approximate fair values of investments in held-to-maturity securities as of December 31, 2010 and 2009:

	December 31, 2010				December 31, 2009
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value
	(In millions)
Debt Securities
FirstEnergy	$476	$91	$—	$567	$544	$72	$—	$616
OE	190	51	—	241	217	29	—	246
CEI	340	41	—	381	389	43	—	432
Investments in emission allowances, employee benefits and cost and equity method investments totaling $259 million as of December 31, 2010, and $264 million as of December 31, 2009, are not required to be disclosed and are excluded from the amounts reported above.
Notes Receivable
The table below provides the approximate fair value and related carrying amounts of notes receivable as of December 31, 2010 and 2009. The fair value of notes receivable represents the present value of the cash inflows based on the yield to maturity. The yields assumed were based on financial instruments with similar characteristics and terms. The maturity dates range from 2013 to 2021.

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In millions)
Notes Receivable
FirstEnergy	$7	$8	$36	$35
FES	—	—	2	1
TE	104	118	124	141
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
Level 2 — Pricing inputs are either directly or indirectly observable in the market as of the reporting date, other than quoted prices in active markets included in Level 1. FirstEnergy’s Level 2 assets and liabilities consist primarily of investments in debt securities held in various trusts and commodity forwards. Additionally, Level 2 includes those financial instruments that are valued using models or other valuation methodologies based on assumptions that are observable in the marketplace throughout the full term of the instrument and can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Instruments in this category may include non-exchange-traded derivatives such as forwards and certain interest rate swaps.

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
The determination of the fair value measures takes into consideration various factors. These factors include nonperformance risk, including counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of nonperformance risk was immaterial in the fair value measurements.
The following tables set forth financial assets and financial liabilities that are accounted for at fair value by level within the fair value hierarchy as of December 31, 2010 and 2009. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. FirstEnergy’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the fair valuation of assets and liabilities and their placement within the fair value hierarchy levels. Transfers between levels are recognized at the end of the reporting period. During 2010, there were no significant transfers between Level 1, Level 2 and Level 3.

FirstEnergy Corp.
The following tables provide the fair value measurement amounts for assets and liabilities recorded on FirstEnergy’s Consolidated Balance Sheets at fair value at December 31, 2010 and 2009:

December 31, 2010	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Corporate debt securities	$—	$597	$—	$597
Derivative assets — commodity contracts	—	250	—	250
Derivative assets — NUG contracts(1)	—	—	122	122
Equity securities(2)	338	—	—	338
Foreign government debt securities	—	149	—	149
U.S. government debt securities	—	595	—	595
U.S. state debt securities	—	379	—	379
Other(4)	—	219	—	219

Total assets	$338	$2,189	$122	$2,649

Liabilities
Derivative liabilities — commodity contracts	$—	$(348)	$—	$(348)
Derivative liabilities — NUG contracts(1)	—	—	(466)	(466)

Total liabilities	$—	$(348)	$(466)	$(814)

Net assets (liabilities)(3)	$338	$1,841	$(344)	$1,835

December 31, 2009	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Corporate debt securities	$—	$484	$—	$484
Derivative assets — commodity contracts	—	34	—	34
Derivative assets — NUG contracts(1)	—	—	200	200
Equity securities(2)	295	—	—	295
Foreign government debt securities	—	279	—	279
U.S. government debt securities	—	558	—	558
U.S. state debt securities	—	478	—	478
Other(4)	—	75	—	75

Total assets	$295	$1,908	$200	$2,403

Liabilities
Derivative liabilities — commodity contracts	$(11)	$(224)	$—	$(235)
Derivative liabilities — NUG contracts(1)	—	—	(643)	(643)

Total liabilities	$(11)	$(224)	$(643)	$(878)

Net assets (liabilities)(3)	$284	$1,684	$(443)	$1,525

(1)	NUG contracts are subject to regulatory accounting and do not impact earnings.

(2)	NDT funds hold equity portfolios whose performance is benchmarked against the S&P 500 Index or Russell 3000 Index.

(3)
Excludes $(7) million and $21 million as of December 31, 2010 and 2009, respectively, of receivables, payables and accrued income associated with the financial instruments reflected within the fair value table.

(4)	Primarily consists of cash and cash equivalents.

Rollforward of Level 3 Measurements
The following table provides a reconciliation of changes in the fair value of NUG contracts held by the Utilities and classified as Level 3 in the fair value hierarchy for the years ending December 31, 2010 and 2009:

	Derivative Asset	Derivative Liability	Net
	NUG Contracts(1)	NUG Contracts(1)	NUG Contracts(1)
	(In millions)
January 1, 2010 Balance	$200	$(643)	$(443)
Realized gain (loss)	—	—	—
Unrealized gain (loss)	(71)	(110)	(181)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(7)	287	280
Transfers in (out) of Level 3	—	—	—

December 31, 2010 Balance	$122	$(466)	$(344)

January 1, 2009 Balance	$434	$(765)	$(331)
Realized gain (loss)	—	—	—
Unrealized gain (loss)	(234)	(236)	(470)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	358	358
Transfers in (out) of Level 3	—	—	—

December 31, 2009 Balance	$200	$(643)	$(443)

(1)	Changes in the fair value of NUG contracts are subject to regulatory accounting and do not impact earnings.

FirstEnergy Solutions Corp.
The following tables provide the fair value measurement amounts for assets and liabilities recorded on FES’ Consolidated Balance Sheets at fair value as of December 31, 2010 and 2009:

December 31, 2010	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Corporate debt securities	$—	$528	$—	$528
Derivative assets — commodity contracts	—	241	—	241
Foreign government debt securities	—	147	—	147
U.S. government debt securities	—	308	—	308
U.S. state debt securities	—	6	—	6
Other(2)	—	148	—	148

Total assets	$—	$1,378	$—	$1,378

Liabilities
Derivative liabilities — commodity contracts	$—	$(348)	$—	$(348)

Total liabilities	$—	$(348)	$—	$(348)

Net assets (liabilities)(1)	$—	$1,030	$—	$1,030

December 31, 2009	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Corporate debt securities	$—	$443	$—	$443
Derivative assets — commodity contracts	—	15	—	15
Foreign government debt securities	—	279	—	279
U.S. government debt securities	—	306		306
U.S. state debt securities	—	15	—	15
Other(2)	—	29	—	29

Total assets	$—	$1,087	$—	$1,087

Liabilities
Derivative liabilities — commodity contracts	$(11)	$(224)	$—	$(235)

Total liabilities	$(11)	$(224)	$—	$(235)

Net assets (liabilities)(1)	$(11)	$863	$—	$852

(1)
Excludes $7 million and $15 million as of December 31, 2010 and 2009, respectively, of receivables, payables and accrued income associated with the financial instruments reflected within the fair value table.

(2)	Primarily consists of cash and cash equivalents.

Ohio Edison Company
The following tables provide the fair value measurement amounts for assets and liabilities recorded on OE’s Consolidated Balance Sheets at fair value as of December 31, 2010 and 2009:

December 31, 2010	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
U.S. government debt securities	$—	$124	$—	$124
Other	—	2	—	2

Total assets(1)	$—	$126	$—	$126

December 31, 2009	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
U.S. government debt securities	$—	$118	$—	$118
Other	—	2	—	2

Total assets(1)	$—	$120	$—	$120

(1)	Excludes $1 million as of December 31, 2010 and 2009 of receivables, payables and accrued income associated with the financial instruments reflected within the fair value table.
Toledo Edison Company
The following tables provide the fair value measurement amounts for assets and liabilities recorded on TE’s Consolidated Balance Sheets at fair value as of December 31, 2010 and 2009:

December 31, 2010	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Corporate debt securities	$—	$7	$—	$7
U.S. government debt securities	—	33	—	33
U.S. state debt securities	—	1	—	1
Other(2)	—	35	—	35

Total assets(1)	$—	$76	$—	$76

December 31, 2009	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Corporate debt securities	$—	$—	$—	$—
U.S. government debt securities	—	72	—	72
Other	—	—	—	—

Total assets(1)	$—	$72	$—	$72

(1)	Excludes $2 million as of December 31, 2009 of receivables, payables and accrued income associated with the financial instruments reflected within the fair value table.

(2)	Primarily consists of cash and cash equivalents.

Jersey Central Power & Light Company
The following tables provide the fair value measurement amounts for assets and liabilities recorded on JCP&L’s Consolidated Balance Sheets at fair value as of December 31, 2010 and 2009:

December 31, 2010	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Corporate debt securities	$—	$23	$—	$23
Derivative assets — commodity contracts	—	2	—	2
Derivative assets — NUG contracts(1)	—	—	6	6
Equity securities(2)	96	—	—	96
U.S. government debt securities	—	33	—	33
U.S. state debt securities	—	236	—	236
Other	—	4	—	4

Total assets	$96	$298	$6	$400

Liabilities
Derivative liabilities — NUG contracts(1)	$—	$—	$(233)	$(233)

Total liabilities	$—	$—	$(233)	$(233)

Net assets (liabilities)(3)	$96	$298	$(227)	$167

December 31, 2009	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Corporate debt securities	$—	$15	$—	$15
Derivative assets — commodity contracts	—	5	—	5
Derivative assets — NUG contracts(1)	—	—	8	8
Equity securities(2)	87	—	—	87
U.S. government debt securities	—	23	—	23
U.S. state debt securities	—	230	—	230
Other	—	12	—	12

Total assets	$87	$285	$8	$380

Liabilities
Derivative liabilities — NUG contracts(1)	$—	$—	$(399)	$(399)

Total liabilities	$—	$—	$(399)	$(399)

Net assets (liabilities)(3)	$87	$285	$(391)	$(19)

(1)	NUG contracts are subject to regulatory accounting and do not impact earnings.

(2)	NDT funds hold equity portfolios whose performance is benchmarked against the S&P 500 Index or Russell 3000 Index.

(3)	Excludes $(3) million as of December 31, 2010 of receivables, payables and accrued income associated with the financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements
The following table provides a reconciliation of changes in the fair value of NUG contracts held by JCP&L and classified as Level 3 in the fair value hierarchy for the years ending December 31, 2010 and 2009:

	Derivative Asset	Derivative Liability	Net
	NUG Contracts(1)	NUG Contracts(1)	NUG Contracts(1)
	(In millions)
January 1, 2010 Balance	$8	$(399)	$(391)
Realized gain (loss)	—	—	—
Unrealized gain (loss)	(1)	36	35
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(1)	130	129
Transfers in (out) of Level 3	—	—	—

December 31, 2010 Balance	$6	$(233)	$(227)

January 1, 2009 Balance	$14	$(531)	$(517)
Realized gain (loss)	—	—	—
Unrealized gain (loss)	(6)	(36)	(42)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	168	168
Transfers in (out) of Level 3	—	—	—

December 31, 2009 Balance	$8	$(399)	$(391)

(1)	Changes in the fair value of NUG contracts are subject to regulatory accounting and do not impact earnings.

Metropolitan Edison Company
The following tables provide the fair value measurement amounts for assets and liabilities recorded on Met-Ed’s Consolidated Balance Sheets at fair value as of December 31, 2010 and 2009:

December 31, 2010	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Corporate debt securities	$—	$32	$—	$32
Derivative assets — commodity contracts	—	5	—	5
Derivative assets — NUG contracts(1)	—	—	112	112
Equity securities(2)	160	—	—	160
Foreign government debt securities	—	1	—	1
U.S. government debt securities	—	88	—	88
U.S. state debt securities	—	2	—	2
Other	—	14	—	14

Total assets	$160	$142	$112	$414

Liabilities
Derivative liabilities — NUG contracts(1)	$—	$—	$(116)	$(116)

Total liabilities	$—	$—	$(116)	$(116)

Net assets (liabilities)(3)	$160	$142	$(4)	$298

December 31, 2009	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Corporate debt securities	$—	$20	$—	$20
Derivative assets — commodity contracts	—	9	—	9
Derivative assets — NUG contracts(1)	—	—	176	176
Equity securities(2)	133	—	—	133
U.S. government debt securities	—	30	—	30
U.S. state debt securities	—	82	—	82
Other	—	2	—	2

Total assets	$133	$143	$176	$452

Liabilities
Derivative liabilities — NUG contracts(1)	$—	$—	$(143)	$(143)

Total liabilities	$—	$—	$(143)	$(143)

Net assets (liabilities)(3)	$133	$143	$33	$309

(1)	NUG contracts are subject to regulatory accounting and do not impact earnings.

(2)	NDT funds hold equity portfolios whose performance is benchmarked against the S&P 500 Index or Russell 3000 Index.

(3)
Excludes $(9) million and $1 million as of December 31, 2010 and 2009, respectively, of receivables, payables and accrued income associated with the financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements
The following table provides a reconciliation of changes in the fair value of NUG contracts held by Met-Ed and classified as Level 3 in the fair value hierarchy for the years ending December 31, 2010 and 2009:

	Derivative Asset	Derivative Liability	Net
	NUG Contracts(1)	NUG Contracts(1)	NUG Contracts(1)
	(In millions)
January 1, 2010 Balance	$176	$(143)	$33
Realized gain (loss)	—	—	—
Unrealized gain (loss)	(59)	(38)	(97)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(5)	65	60
Transfers in (out) of Level 3	—	—	—

December 31, 2010 Balance	$112	$(116)	$(4)

January 1, 2009 Balance	$300	$(150)	$150
Realized gain (loss)	—	—	—
Unrealized gain (loss)	(124)	(81)	(205)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	88	88
Transfers in (out) of Level 3	—	—	—

December 31, 2009 Balance	$176	$(143)	$33

(1)	Changes in the fair value of NUG contracts are subject to regulatory accounting and do not impact earnings.

Pennsylvania Electric Company
The following tables provide the fair value measurement amounts for assets and liabilities recorded on Penelec’s Consolidated Balance Sheets at fair value as of December 31, 2010 and 2009:

December 31, 2010	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Corporate debt securities	$—	$8	$—	$8
Derivative assets — commodity contracts	—	2	—	2
Derivative assets — NUG contracts(1)	—	—	4	4
Equity securities(2)	81	—	—	81
U.S. government debt securities	—	9	—	9
U.S. state debt securities	—	133	—	133
Other	—	5	—	5

Total assets	$81	$157	$4	$242

Liabilities
Derivative liabilities — NUG contracts(1)	$—	$—	$(117)	$(117)

Total liabilities	$—	$—	$(117)	$(117)

Net assets (liabilities)(3)	$81	$157	$(113)	$125

December 31, 2009	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Corporate debt securities	$—	$6	$—	$6
Derivative assets — commodity contracts	—	5	—	5
Derivative assets — NUG contracts(1)	—	—	16	16
Equity securities(2)	74	—	—	74
U.S. government debt securities	—	9	—	9
U.S. state debt securities	—	151	—	151
Other	—	20	—	20

Total assets	$74	$191	$16	$281

Liabilities
Derivative liabilities — NUG contracts(1)	$—	$—	$(101)	$(101)

Total liabilities	$—	$—	$(101)	$(101)

Net assets (liabilities)(3)	$74	$191	$(85)	$180

(1)	NUG contracts are subject to regulatory accounting and do not impact earnings.

(2)	NDT funds hold equity portfolios whose performance is benchmarked against the S&P 500 Index or Russell 3000 Index.

(3)
Excludes $(3) million and $3 million as of December 31, 2010 and 2009, respectively, of receivables, payables and accrued income associated with the financial instruments reflected within the fair value table.

Rollforward of Level 3 Measurements
The following table provides a reconciliation of changes in the fair value of NUG and commodity contracts held by Penelec and classified as Level 3 in the fair value hierarchy for the years ending December 31, 2010 and 2009:

	Derivative Asset	Derivative Liability	Net
	NUG Contracts(1)	NUG Contracts(1)	NUG Contracts(1)
	(In millions)
January 1, 2010 Balance	$16	$(101)	$(85)
Realized gain (loss)	—	—	—
Unrealized gain (loss)	(11)	(108)	(119)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	(1)	92	91
Transfers in (out) of Level 3	—	—	—

December 31, 2010 Balance	$4	$(117)	$(113)

January 1, 2009 Balance	$120	$(84)	$36
Realized gain (loss)	—	—	—
Unrealized gain (loss)	(104)	(119)	(223)
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	102	102
Transfers in (out) of Level 3	—	—	—

December 31, 2009 Balance	$16	$(101)	$(85)

(1)	Changes in the fair value of NUG contracts are subject to regulatory accounting and do not impact earnings.
6. DERIVATIVE INSTRUMENTS
FirstEnergy is exposed to financial risks resulting from fluctuating interest rates and commodity prices, including prices for electricity, natural gas and energy transmission. To manage the volatility relating to these exposures, FirstEnergy uses a variety of derivative instruments, including forward contracts, options, futures contracts and swaps. The derivatives are used for risk management purposes. In addition to derivatives, FirstEnergy also enters into master netting agreements with certain third parties. FirstEnergy’s Risk Policy Committee, comprised of members of senior management, provides general management oversight for risk management activities throughout FirstEnergy. The Committee is responsible for promoting the effective design and implementation of sound risk management programs and oversees compliance with corporate risk management policies and established risk management practices.
FirstEnergy accounts for derivative instruments on its Consolidated Balance Sheets at fair value unless they meet the normal purchases and normal sales criteria. Derivatives that meet those criteria are accounted for at cost under the accrual method of accounting. The changes in the fair value of derivative instruments that do not meet the normal purchases and normal sales criteria are included in purchased power, other expense, unrealized gain (loss) on derivative hedges in other comprehensive income (loss), or as part of the value of the hedged item. Based on derivative contracts held as of December 31, 2010, an adverse 10% change in commodity prices would decrease net income by approximately $16 million ($10 million net of tax) during the next twelve months. A hypothetical 10% increase in the interest rates associated with variable-rate debt would decrease annual net income by approximately $1 million.
Cash Flow Hedges
FirstEnergy has used forward starting swap agreements to hedge a portion of the consolidated interest rate risk associated with anticipated issuances of fixed-rate, long-term debt securities of its subsidiaries. These derivatives were treated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury rates between the date of hedge inception and the date of the debt issuance. As of December 31, 2010, no forward starting swap agreements were outstanding.
Total unamortized losses included in AOCL associated with prior interest rate cash flow hedges totaled $92 million ($60 million net of tax) as of December 31, 2010. Based on current estimates, approximately $11 million will be amortized to interest expense during the next twelve months. The table below provides the activity of AOCL related to interest rate cash flow hedges for the years ended December 31, 2010 and 2009.

	Years Ended December 31,
	2010	2009
	(In millions)
Effective Portion
Loss Recognized in AOCL	$—	$(18)
Reclassification from AOCL into Interest Expense	(11)	(40)
Fair Value Hedges
FirstEnergy has used fixed-for-floating interest rate swap agreements to hedge a portion of the consolidated interest rate risk associated with the debt portfolio of its subsidiaries. These derivatives were treated as fair value hedges of fixed-rate, long-term debt issues, protecting against the risk of changes in the fair value of fixed-rate debt instruments due to lower interest rates. As of December 31, 2010, no fixed-for-floating interest rate swap agreements were outstanding.
Total unamortized gains included in long-term debt associated with prior fixed-for-floating interest rate swap agreements totaled $124 million ($80 million net of tax) as of December 31, 2010. Based on current estimates, approximately $22 million will be amortized to interest expense during the next twelve months. Reclassifications from long-term debt into interest expense totaled $12 million during 2010.
Commodity Derivatives
FirstEnergy uses both physically and financially settled derivatives to manage its exposure to volatility in commodity prices. Commodity derivatives are used for risk management purposes to hedge exposures when it makes economic sense to do so, including circumstances where the hedging relationship does not qualify for hedge accounting.
The following tables summarize the fair value of commodity derivatives on FirstEnergy’s Consolidated Balance Sheets:

Cash Flow Hedges
Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
	December 31,	December 31,		December 31,	December 31,
	2010	2009		2010	2009
	(In millions)			(In millions)

Electricity Forwards			Electricity Forwards
Current Assets	$55	$3	Current Liabilities	$58	$7
Noncurrent Assets	49	11	Noncurrent Liabilities	43	12
Natural Gas Futures			Natural Gas Futures
Current Assets	—	—	Current Liabilities	—	9
Noncurrent Assets	—	—	Noncurrent Liabilities	—	—
Other			Other
Current Assets	—	—	Current Liabilities	—	2
Noncurrent Assets	—	—	Noncurrent Liabilities	—	—

	$104	$14		$101	$30

Economic Hedges
Derivative Assets			Derivative Liabilities
	Fair Value			Fair Value
	December 31,	December 31,		December 31,	December 31,
	2010	2009		2010	2009
	(In millions)			(In millions)

NUG Contracts			NUG Contracts
Power Purchase			Power Purchase
Contract Asset	$122	$200	Contract Liability	$466	$643
Other			Other
Current Assets	96	—	Current Liabilities	208	106
Noncurrent Assets	50	19	Noncurrent Liabilities	38	97

	268	219		712	846

Total Commodity Derivatives	$372	$233	Total Commodity Derivatives	$813	$876

Electricity forwards are used to balance expected sales with expected generation and purchased power. Natural gas futures are entered into based on expected consumption of natural gas, primarily used in FirstEnergy’s peaking units. Heating oil futures are entered into based on expected consumption of oil and the financial risk in FirstEnergy’s coal transportation contracts. Derivative instruments are not used in quantities greater than forecasted needs. The following table summarizes the volume of FirstEnergy’s outstanding derivative transactions as of December 31, 2010:

	Purchases	Sales	Net	Units
	(In thousands)
Electricity Forwards	42,227	(45,164)	(2,937)	MWH
The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2010 and 2009 are summarized in the following tables:

	Electricity	Natural Gas	Heating Oil
Derivatives in Cash Flow Hedging Relationships	Forwards	Futures	Futures	Total
	(In millions)
2010
Gain (Loss) Recognized in AOCL (Effective Portion)	$—	$(1)	$—	$(1)
Effective Gain (Loss) Reclassified to: (1)
Purchased Power Expense	(12)	—	—	(12)
Fuel Expense	—	(10)	(3)	(13)

2009
Gain (Loss) Recognized in AOCL (Effective Portion)	$7	$(9)	$1	$(1)
Effective Gain (Loss) Reclassified to: (1)
Purchased Power Expense	(6)	—	—	(6)
Fuel Expense	—	(9)	(12)	(21)

(1)	The ineffective portion was immaterial.

	NUG
Derivatives Not in Hedging Relationships	Contracts	Other	Total
	(In millions)
2010
Unrealized Gain (Loss) Recognized in:
Purchased Power Expense	$—	$(24)	$(24)
Regulatory Assets (1)	(181)	—	(181)

	$(181)	$(24)	$(205)

Realized Gain (Loss) Reclassified to:
Purchased Power Expense	$—	$(118)	$(118)
Regulatory Assets (1)	(279)	9	(270)

	$(279)	$(109)	$(388)

2009
Unrealized Gain (Loss) Recognized in:
Purchased Power Expense	$—	$(203)	$(203)
Fuel Expense	—	(1)	(1)
Regulatory Assets (1)	(470)	—	(470)

	$(470)	$(204)	$(674)

Realized Gain (Loss) Reclassified to:
Purchased Power Expense	$—	$1	$1
Fuel Expense	—	(1)	(1)
Regulatory Assets (1)	(358)	10	(348)

	$(358)	$10	$(348)

(1)	The realized gain (loss) is reclassified upon termination of the derivative instrument.

Total unamortized gains included in AOCL associated with commodity derivatives were $8 million ($5 million net of tax) as of December 31, 2010, as compared to unamortized losses of $15 million ($9 million net of tax) as of December 31, 2009. The net of tax change resulted from a net $1 million loss related to current hedging activity offset by $15 million of net hedge losses reclassified to earnings during 2010. Based on current estimates, approximately $3 million (net of tax) of the net deferred losses on derivative instruments in AOCL as of December 31, 2010 are expected to be reclassified to earnings during the next twelve months as hedged transactions occur. The fair value of these derivative instruments fluctuates from period to period based on various market factors.
As of December 31, 2010, FES’ net liability position under commodity derivative contracts was $107 million. Under these commodity derivative contracts, FES posted collateral of $156 million. Certain commodity derivative contracts include credit risk-related contingent features that would require FES to post additional collateral if the credit rating for its debt were to fall below investment grade. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a liability position on December 31, 2010 was $102 million, for which $91 million in collateral has been posted. If FES’ credit rating were to fall below investment grade, it would be required to post $24 million of additional collateral related to commodity derivatives.
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
In 2007, FGCO completed a sale and leaseback transaction for its 93.825% undivided interest in Bruce Mansfield Unit 1 and entered into operating leases for basic lease terms of approximately 33 years. FES has unconditionally and irrevocably guaranteed all of FGCO’s obligations under each of the leases.
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

Rentals for capital and operating leases for the three years ended December 31, 2010 are summarized as follows:

	FE	FES	OE	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
2010
Operating leases	$228	$202	$147	$4	$64	$9	$7	$4
Capital leases
Interest element	2	1	—	1	—	—	—	—
Other(1)	11	10	—	—	—	—	1	—

Total rentals	$241	$213	$147	$5	$64	$9	$8	$4

2009
Operating leases	$236	$202	$146	$4	$64	$9	$7	$4
Capital leases
Interest element	1	2	1	1	—	—	—	—
Other(1)	6	10	—	—	—	—	—	—

Total rentals	$243	$214	$147	$5	$64	$9	$7	$4

2008
Operating leases	$381	$173	$146	$5	$65	$8	$4	$4
Capital leases
Interest element	1	1	—	—	—	—	—	—
Other(1)	6	8	—	1	—	—	—	—

Total rentals	$388	$182	$146	$6	$65	$8	$4	$4

(1)	Includes $6 million in 2010 and 2009, respectively, and $5 million in 2008, at FE and FES for wind purchased power agreements classified as capital leases.
The future minimum capital lease payments as of December 31, 2010 are as follows (OE, TE, JCP&L, Met-Ed and Penelec have no material capital leases):

Capital leases	FE	FES	CEI
	(In millions)
2011	$7	$6	$1
2012	7	6	1
2013	7	6	1
2014	7	6	1
2015	7	5	1
Years thereafter	14	12	2

Total minimum lease payments	49	41	7
Executory costs	—	—	—

Net minimum lease payments	49	41	7
Interest portion	(10)	(5)	(4)

Present value of net minimum lease payments	39	36	3
Less current portion	5	5	—

Noncurrent portion	$34	$31	$3

The present value of minimum lease payments for FirstEnergy does not include $15 million of capital lease obligations that were prepaid as of December 31, 2010.
Established by OE in 1996, PNBV purchased a portion of the lease obligation bonds issued on behalf of lessors in OE’s Perry Unit 1 and Beaver Valley Unit 2 sale and leaseback transactions. Similarly, CEI and TE established Shippingport in 1997 to purchase the lease obligation bonds issued on behalf of lessors in their Bruce Mansfield Units 1, 2 and 3 sale and leaseback transactions. The PNBV and Shippingport arrangements effectively reduce lease costs related to those transactions (see Note 8).

The future minimum consolidated operating lease payments as of December 31, 2010 are as follows:

	Lease	Capital
Operating Leases	Payments	Trust	Net
	(In millions)
2011	$329	$116	$213
2012	365	125	240
2013	367	130	237
2014	363	131	232
2015	365	91	274
Years thereafter	2,150	32	2,118

Total minimum lease payments	$3,939	$625	$3,314

Operating Leases	FES	OE	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
2011	$192	$146	$4	$64	$6	$4	$3
2012	230	147	3	64	5	4	3
2013	236	147	3	64	5	4	3
2014	234	146	3	64	5	4	2
2015	238	146	3	64	4	4	2
Years thereafter	1,895	166	6	79	48	40	23

Total minimum lease payments	$3,025	$898	$22	$399	$73	$60	$36

FirstEnergy recorded above-market lease liabilities for Beaver Valley Unit 2 and the Bruce Mansfield Plant associated with the 1997 merger between OE and Centerior. The unamortized above-market lease liability for Beaver Valley Unit 2 of $236 million as of December 31, 2010, of which $37 million is classified as current, is being amortized by TE on a straight-line basis through the end of the lease term in 2017. The unamortized above-market lease liability for the Bruce Mansfield Plant of $262 million as of December 31, 2010, of which $46 million is classified as current, is being amortized by FGCO on a straight-line basis through the end of the lease term in 2016.
8. VARIABLE INTEREST ENTITIES
On January 1, 2010, FirstEnergy adopted the amendments to the consolidation topic addressing VIEs. This standard requires that FirstEnergy and its subsidiaries perform a qualitative analysis to determine whether a variable interest gives FirstEnergy or its subsidiaries a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. This standard also requires an ongoing reassessment of the primary beneficiary of a VIE and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. In order to evaluate contracts under the consolidation guidance, FirstEnergy aggregated contracts into categories based on similar risk characteristics and significance. The adoption of this new standard did not result in a change in the consolidation of VIEs by FirstEnergy or its subsidiaries.
FirstEnergy’s consolidated financial statements include the accounts of entities in which it has a controlling financial interest. FirstEnergy consolidates certain VIEs in which it has financial control through disproportionate economics in its equity and debt investments in the entities. These VIEs include: FEV’s joint venture in the Signal Peak mining and coal transportation operations; the PNBV and Shippingport bond trusts that were created to refinance debt originally issued in connection with sale and leaseback transactions; and wholly owned limited liability companies of JCP&L created to sell transition bonds to securitize the recovery of JCP&L’s bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Station, of which $310 million was outstanding as of December 31, 2010.
FirstEnergy and its subsidiaries reflect the portion of VIEs not owned by them in the caption noncontrolling interest within the consolidated financial statements. The change in noncontrolling interest on the Consolidated Balance Sheets is the result of net losses of the noncontrolling interests ($24 million) and distributions to owners ($5 million) during the year ended December 31, 2010.

Mining Operations
On July 16, 2008, FEV entered into a joint venture with WMB Loan Ventures LLC and WMB Loan Ventures II LLC, to acquire a majority stake in the Signal Peak mining and coal transportation operations near Roundup, Montana. FEV made a $125 million equity investment in the joint venture, which acquired 80% of the mining operations (Signal Peak Energy, LLC) and 100% of the transportation operations, with FEV owning a 45% economic interest and an affiliate of WMB Loan Ventures LLC and WMB Loan Ventures II LLC owning a 55% economic interest in the joint venture. Both parties have a 50% voting interest in the joint venture. FEV consolidates the mining and transportation operations of this joint venture in its financial statements. In March 2009, FEV agreed to pay a total of $8.5 million to affiliates of WMB Loan Ventures LLC and WMB Loan Ventures II LLC to purchase an additional 5% economic interest in the Signal Peak mining and coal transportation operations. Voting interests remained unchanged after the sale was completed in July 2009. Effective August 21, 2009, the joint venture acquired the remaining 20% stake in the mining operations by issuing a five-year note for $47.5 million. For both acquisitions, the difference between the consideration paid and the adjustment to the noncontrolling interest resulted in a charge to other paid in capital of approximately $30 million.
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
Power Purchase Agreements
FirstEnergy subsidiaries JCPL, Met-Ed and Penelec have 21 long term power purchase agreements totaling 1,339 MW with NUG entities. The agreements were entered into pursuant to the Public Utility Regulatory Policies Act of 1978. FirstEnergy was not involved in the creation of, and has no equity or debt invested in, these entities. FirstEnergy evaluated these power purchase agreements to determine if certain NUG entities may be VIEs to the extent they own a plant that sells substantially all of its output to the Utilities and the contract price for power is correlated with the plant’s variable costs of production.
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
Since JCP&L has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs it incurs for power. FirstEnergy expects any above-market costs it incurs to be recovered from customers. Purchased power costs related to the two contracts that may contain a variable interest were $243 million and $225 million for the years ended December 31, 2010 and 2009, respectively.
Loss Contingencies
FirstEnergy has variable interests in certain sale-leaseback transactions. FirstEnergy is not the primary beneficiary of these interests as it does not have control over the significant activities affecting the economics of the arrangement.

FES and the Ohio Companies are exposed to losses under their applicable sale-leaseback agreements upon the occurrence of certain contingent events that each company considers unlikely to occur. The maximum exposure under these provisions represents the net amount of casualty value payments due upon the occurrence of specified casualty events that render the applicable plant worthless. Net discounted lease payments would not be payable if the casualty loss payments were made. The following table discloses each company’s net exposure to loss based upon the casualty value provisions mentioned above as of December 31, 2010:

	Maximum	Discounted Lease	Net
	Exposure	Payments, net (1)	Exposure
	(In millions)
FES	$1,360	$1,167	$193
OE	666	474	192
CEI(2)	622	72	550
TE(2)	622	346	276

(1)	The net present value of FirstEnergy’s consolidated sale and leaseback operating lease commitments is $1.6 billion.

(2)	CEI and TE are jointly and severally liable for the maximum loss amounts under certain sale-leaseback agreements.
See Note 7 for a discussion of CEI’s and TE’s assignment of their leasehold interests in the Bruce Mansfield Plant to FGCO.
9. INCOME TAXES
Income Taxes
FirstEnergy records income taxes in accordance with the liability method of accounting. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recognized for tax purposes. Investment tax credits, which were deferred when utilized, are being amortized over the recovery period of the related property. Deferred income tax liabilities related to temporary tax and accounting basis differences and tax credit carryforward items are recognized at the statutory income tax rates in effect when the liabilities are expected to be paid. Deferred tax assets are recognized based on income tax rates expected to be in effect when they are settled. Details of income taxes for the three years ended December 31, 2010 are shown below:

PROVISION FOR INCOME TAXES	FE	FES	OE	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
2010
Currently payable-
Federal	$(23)	$(23)	$37	$58	$(9)	$81	$1		$(81)
State	35	(2)	(2)	1	(1)	36	12		(12)

	12	(25)	35	59	(10)	117	13		(93)

Deferred, net-
Federal	451	165	45	(15)	27	30	33		117
State	28	15	3	(4)	1	1	(3)		17

	479	180	48	(19)	28	31	30		134

Investment tax credit amortization	(9)	(4)	(1)	(1)	—	—	—		—

Total provision for income taxes	$482	$151	$82	$39	$18	$148	$43	-	41

2009
Currently payable-
Federal	$(183)	$87	$21	$40	$6	$40	$(34)		$(21)
State	44	8	4	2	—	26	(4)		4

	(139)	95	25	42	6	66	(38)		(17)

Deferred, net-
Federal	351	200	40	(52)	—	41	60		60
State	42	24	3	1	2	2	7		4

	393	224	43	(51)	2	43	67		64

Investment tax credit amortization	(9)	(4)	(2)	(1)	—	—	—		(1)

Total provision for income taxes	$245	$315	$66	$(10)	$8	$109	$29		$46

2008
Currently payable-
Federal	$355	$156	$79	$119	$46	$101	$5		$(34)
State	56	20	4	6	—	34	6		(3)

	411	176	83	125	46	135	11		(37)

Deferred, net-
Federal	343	109	22	16	(12)	9	47		84
State	36	12	(2)	(2)	(4)	4	4		12

	379	121	20	14	(16)	13	51		96

Investment tax credit amortization	(13)	(4)	(4)	(2)	—	—	(1)		(1)

Total provision for income taxes	$777	$293	$99	$137	$30	$148	$61		$58

As a result of the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act signed into law on March 23, 2010 and March 30, 2010, respectively, beginning in 2013 the tax deduction available to FirstEnergy will be reduced to the extent that drug costs are reimbursed under the Medicare Part D retiree subsidy program. As retiree healthcare liabilities and related tax impacts under prior law were already reflected in FirstEnergy’s consolidated financial statements, the change resulted in a charge to FirstEnergy’s earnings in 2010 of approximately $13 million and a reduction in accumulated deferred tax assets associated with these subsidies. This change reflects the anticipated increase in income taxes that will occur as a result of the change in tax law.
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
The following tables provide a reconciliation of federal income tax expense at the federal statutory rate to the total provision for income taxes for the three years ended December 31, 2010.

	FE	FES	OE	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
2010
Book income before provision for income taxes	$1,266	$420	$239	$110	$51	$340	$101	$101

Federal income tax expense at statutory rate	$443	$147	$84	$39	$18	$119	$35	$35
Increases (reductions) in taxes resulting from-
Amortization of investment tax credits	(9)	(4)	(1)	(1)	—	—	—	—
State income taxes, net of federal tax benefit	41	9	1	(2)	—	24	6	3
Manufacturing deduction	—	2	(2)	—	—	—	—	—
Medicare Part D	13	—	—	3	1	3	2	3
Effectively settled tax items	(34)	(2)	(9)	(4)	(3)	—	—	—
Other, net	28	(1)	9	4	2	2	—	—

Total provision for income taxes	$482	$151	$82	$39	$18	$148	$43	$41

2009
Book income before provision for income taxes	$1,251	$892	$188	$(23)	$32	$279	$84	$111

Federal income tax expense at statutory rate	$438	$312	$66	$(8)	$11	$98	$29	$39
Increases (reductions) in taxes resulting from-
Amortization of investment tax credits	(9)	(4)	(2)	(1)	—	—	—	(1)
State income taxes, net of federal tax benefit	56	21	5	2	1	18	2	5
Manufacturing deduction	(13)	(11)	(2)	1	(1)	—	—	—
Effectively settled tax items	(217)	—	—	—	—	—	—	—
Other, net	(10)	(3)	(1)	(4)	(3)	(7)	(2)	3

Total provision for income taxes	$245	$315	$66	$(10)	$8	$109	$29	$46

2008
Book income before provision for income taxes	$2,119	$800	$310	$421	$105	$335	$149	$146

Federal income tax expense at statutory rate	$742	$280	$109	$147	$37	$117	$52	$51
Increases (reductions) in taxes resulting from-
Amortization of investment tax credits	(13)	(4)	(4)	(2)	—	—	(1)	(1)
State income taxes, net of federal tax benefit	60	21	1	2	(2)	25	7	5
Manufacturing deduction	(29)	(16)	(3)	(8)	(2)	—	—	—
Effectively settled tax items	(14)	—	—	—	—	—	—	—
Other, net	31	12	(4)	(2)	(3)	6	3	3

Total provision for income taxes	$777	$293	$99	$137	$30	$148	$61	$58

Accumulated deferred income taxes as of December 31, 2010 and 2009 are as follows:

	FE	FES	OE	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
DECEMBER 31, 2010
Property basis differences	$3,617	$645	$571	$471	$196	$651	$354	$439
Regulatory transition charge	235	12	37	89	3	95	(1)	—
Customer receivables for future income taxes	113	—	—	—	—	13	48	52
Deferred customer shopping incentive	—	—	—	—	—	—	—	—
Deferred MISO/PJM transmission costs	85	—	—	—	—	—	62	23
Other regulatory assets — RCP	166	—	82	56	28	—	—	—
Deferred sale and leaseback gain	(469)	(412)	(35)	—	—	(10)	(12)	—
Nonutility generation costs	51	—	—	—	—	—	55	(4)
Unamortized investment tax credits	(44)	(20)	(4)	(4)	(2)	(2)	(5)	(4)
Unrealized losses on derivative hedges	(29)	—	—	—	—	—	—	—
Pension and other postretirement obligations	(686)	(99)	(57)	(31)	(27)	(74)	(13)	(81)
Lease market valuation liability	(197)	(82)	—	—	(81)	—	—	—
Oyster Creek securitization (Note 11(C))	109	—	—	—	—	109	—	—
Nuclear decommissioning activities	47	79	7	(1)	15	(8)	2	(47)
Mark-to-market adjustments	(42)	(42)	—	—	—	—	—	—
Deferred gain for asset sales — affiliated companies	—	—	34	22	7	—	—	—
Allowance for equity funds used used during construction	12	—	12	—	—	—	—	—
Loss carryforwards	(41)	(10)	—	—	—	—	—	(23)
Loss carryforward valuation reserve	21	9	—	—	—	—	—	7
All other	(69)	(22)	49	21	(7)	(58)	(17)	10

Net deferred income tax liability	$2,879	$58	$696	$623	$132	$716	$473	$372

DECEMBER 31, 2009
Property basis differences	$3,049	$619	$508	$419	$177	$458	$275	$350
Regulatory transition charge	334	—	67	95	2	157	13	—
Customer receivables for future income taxes	111	—	—	—	—	13	49	49
Deferred customer shopping incentive	55	—	—	55	—	—	—	—
Deferred MISO/PJM transmission costs	89	—	—	—	—	—	90	(1)
Other regulatory assets — RCP	162	—	80	54	28			—
Deferred sale and leaseback gain	(486)	(426)	(40)	—	—	(9)	(11)	—
Nonutility generation costs	9	—	—	—	—	—	48	(39)
Unamortized investment tax credits	(48)	(22)	(4)	(4)	(2)	(2)	(5)	(4)
Unrealized losses on derivative hedges	(44)	(8)	—	—	—	(1)	(1)	—
Pension and other postretirement obligations	(611)	(75)	(57)	(18)	(34)	(72)	(20)	(83)
Lease market valuation liability	(232)	(101)	—	—	(111)	—	—	—
Oyster Creek securitization (Note 11(C))	132	—	—	—	—	132	—	—
Nuclear decommissioning activities	(34)	23	5	—	12	(19)	(1)	(52)
Mark-to-market adjustments	(76)	(76)	—	—	—	—	—	—
Deferred gain for asset sales — affiliated companies	—	—	37	25	8	—	—	—
Allowance for equity funds used used during construction	15	—	15	—	—	—	—	—
Loss carryforwards	(33)	(8)	—	—	—	—	—	(13)
Loss carryforward valuation reserve	21	7	—	—	—	—	—	5
All other	55	(20)	49	19	1	31	16	30

Net deferred income tax liability (asset)	$2,468	$(87)	$660	$645	$81	$688	$453	$242

FirstEnergy accounts for uncertainty in income taxes recognized in its financial statements. Accounting guidance prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken on a company’s tax return. After reaching settlements at appeals in 2010 related primarily to the capitalization of certain costs for the tax years 2004-2008 and an unrelated federal tax matter related to prior year gains and losses recognized from the disposition of assets, as well as receiving final approval from the Joint Committee on Taxation for several items that were under appeals for tax years 2001-2003, FirstEnergy recognized approximately $78 million of net tax benefits in 2010, including $21 million that favorably affected FirstEnergy’s effective tax rate. The remaining portion of the tax benefit increased FirstEnergy’s accumulated deferred income taxes.
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
As of December 31, 2010, it is reasonably possible that approximately $42 million of the unrecognized benefits may be resolved within the next twelve months, of which up to approximately $2 million, if recognized, would affect FirstEnergy’s effective tax rate. The potential decrease in the amount of unrecognized tax benefits is primarily associated with issues related to the capitalization of certain costs and various state tax items.
In 2009, FirstEnergy, on behalf of the Utilities, filed a change in accounting method related to the costs to repair and maintain electric utility network (transmission and distribution) assets. In 2010, approximately $325 million of costs were included as a repair deduction on FirstEnergy’s 2009 consolidated tax return, which reduced taxable income and increased the amount of tax refunds that were applied to FirstEnergy’s 2010 estimated federal tax payments. Due to the flow through of the Pennsylvania state income tax benefit for this change in accounting, FirstEnergy’s effective tax rate was reduced by $6 million in 2010. In connection with completing FirstEnergy’s 2009 consolidated tax return, FES recognized an $8 million adjustment that increased its income tax expense in 2010. The effects of these adjustments were not material to 2009 or 2010.
In 2008, FirstEnergy, on behalf of FGCO and NGC, filed a change in accounting method related to the costs to repair and maintain electric generation stations. During the second quarter of 2009, the IRS approved the change in accounting method and $281 million of costs were included as a repair deduction on FirstEnergy’s 2008 consolidated tax return. Since the IRS did not complete its review over this change in accounting method by the extended filing date of FirstEnergy’s federal tax return, FirstEnergy increased the amount of unrecognized tax benefits by $34 million in the third quarter of 2009, with a corresponding adjustment to accumulated deferred income taxes for this temporary tax item. There was no impact on FirstEnergy’s effective tax rate for 2009.

	FE	FES	OE	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Balance, January 1, 2010	$191	$41	$77	$29	$6	$14	$13	$11
Increase for tax positions related to the current year	10	6	2	(1)	—	—	2	1
Increase for tax positions related to prior years	2	—	—	—	—	—	—	—
Decrease for tax positions related to prior years	(81)	(4)	(19)	(15)	(6)	(21)	(2)	(5)
Decrease for settlement	(77)	(2)	(58)	(14)	—	7	(11)	(6)

Balance, December 31, 2010	$45	$41	$2	$(1)	$—	$—	$2	$1

Balance, January 1, 2009	$219	$5	$(30)	$(26)	$(4)	$42	$28	$24
Increase for tax positions related to the current year	41	34	4	3	—	—	—	—
Increase for tax positions related to prior years	46	2	103	52	10	—	—	—
Decrease for tax positions related to prior years	(100)	—	—	—	—	(28)	(15)	(13)
Decrease for settlement	(15)	—	—	—	—	—	—	—

Balance, December 31, 2009	$191	$41	$77	$29	$6	$14	$13	$11

Balance, January 1, 2008	$272	$14	$(12)	$(17)	$(1)	$38	$24	$16
Increase for tax positions related to the current year	14	—	1	—	—	—	—	—
Increase for tax positions related to prior years	—	1	1	—	—	6	5	9
Decrease for tax positions related to prior years	(56)	(10)	(14)	(8)	(3)	(2)	(1)	(1)
Decrease for settlement	(11)	—	(6)	(1)	—	—	—	—

Balance, December 31, 2008	$219	$5	$(30)	$(26)	$(4)	$42	$28	$24

FirstEnergy recognizes interest expense or income related to uncertain tax positions. That amount is computed by applying the applicable statutory interest rate to the difference between the tax position recognized and the amount previously taken or expected to be taken on the tax return. FirstEnergy includes net interest and penalties in the provision for income taxes. The reversal of accrued interest associated with the recognized tax benefits noted above favorably affected FirstEnergy’s effective tax rate by $12 million in 2010. The reversal of accrued interest associated with the $161 million in recognized tax benefits favorably affected FirstEnergy’s effective tax rate in 2009 by $56 million and an interest receivable of $11 million was removed from the accrued interest for uncertain tax positions. The reversal of accrued interest associated with the $56 million in recognized tax benefits favorably affected FirstEnergy’s effective tax rate in 2008 by $12 million and an interest receivable of $4 million was removed from the accrued interest for uncertain tax positions. During the years ended December 31, 2010, 2009 and 2008, FirstEnergy recognized net interest expense (income) of approximately $(10) million, $(49) million and $2 million, respectively. The net amount of interest accrued as of December 31, 2010 and 2009 was $3 million and $21 million, respectively.

The following table summarizes the net interest expense (income) recognized by FES and the Utilities for the three years ended December 31, 2010 and the cumulative net interest payable (receivable) as of December 31, 2010 and 2009:

	Net Interest Expense (Income)
	For the Years Ended			Net Interest Payable
	December 31,			As of December 31,
	2010	2009	2008	2010	2009
	(In millions)			(In millions)
FES	$1	$(1)	$—	$2	$2
OE	(3)	4	(4)	1	9
CEI	(2)	3	(2)	—	3
TE	(1)	—	—	—	1
JCP&L	(2)	(4)	1	—	1
Met-Ed	—	(2)	1	—	1
Penelec	—	(1)	2	—	1
FirstEnergy has tax returns that are under review at the audit or appeals level by the IRS (2008-2010) and state tax authorities. Tax returns for all state jurisdictions are open from 2006-2009. The IRS began auditing the year 2008 in February 2008 and the audit was completed in July 2010 with one item under appeal. The 2009 tax year audit began in February 2009 and the 2010 tax year audit began in February 2010. Management believes that adequate reserves have been recognized and final settlement of these audits is not expected to have a material adverse effect on FirstEnergy’s financial condition or results of operations.
FirstEnergy has pre-tax net operating loss carryforwards for state and local income tax purposes of approximately $1.6 billion, of which $724 million is expected to be utilized. The associated deferred tax assets are $20 million. These losses expire as follows:

Expiration Period	FE	FES	Penelec
	(In millions)
2011-2015	$532	$321	$—
2016-2020	112	15	14
2021-2025	480	4	186
2026-2030	524	230	150

	$1,648	$570	$350

General Taxes
Details of general taxes for the three years ended December 31, 2010 are shown below:

	FE	FES	OE	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
2010
Kilowatt-hour excise	$245	$5	$92	$68	$27	$51	$—	$—
State gross receipts	185	17	15	—	—	—	85	68
Real and personal property	243	53	67	70	23	5	—	(1)
Social security and unemployment	86	14	8	5	2	9	4	5
Other	17	5	1	—	—	—	(1)	1

Total general taxes	$776	$94	$183	$143	$52	$65	$88	$73

2009
Kilowatt-hour excise(1)	$224	$1	$84	$66	$24	$49	$—	$—
State gross receipts	171	14	15	—	—	—	78	63
Real and personal property	253	53	64	74	21	5	2	2
Social security and unemployment	90	14	8	5	3	9	5	6
Other	15	5	—	—	—	—	3	3

Total general taxes	$753	$87	$171	$145	$48	$63	$88	$74

2008
Kilowatt-hour excise	$249	$1	$97	$70	$30	$51	$—	$—
State gross receipts	183	16	17	—	—	—	79	70
Real and personal property	240	53	61	67	19	5	3	2
Social security and unemployment	95	14	9	6	3	10	5	6
Other	11	4	2	—	—	1	(1)	2

Total general taxes	$778	$88	$186	$143	$52	$67	$86	$80

(1)	Kilowatt-hour excise tax for OE and TE includes a $7.1 million and $3.5 million adjustment, respectively, recognized in 2009 related to prior periods.
10. REGULATORY MATTERS
(A) RELIABILITY INITIATIVES
Federally-enforceable mandatory reliability standards apply to the bulk power system and impose certain operating, record-keeping and reporting requirements on the Utilities, FES, FGCO, FENOC and ATSI. The NERC, as the ERO is charged with establishing and enforcing these reliability standards, although it has delegated day-to-day implementation and enforcement of these reliability standards to eight regional entities, including ReliabilityFirst Corporation. All of FirstEnergy’s facilities are located within the ReliabilityFirst region. FirstEnergy actively participates in the NERC and ReliabilityFirst stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by the ReliabilityFirst Corporation.
FirstEnergy believes that it generally is in compliance with all currently-effective and enforceable reliability standards. Nevertheless, in the course of operating its extensive electric utility systems and facilities, FirstEnergy occasionally learns of isolated facts or circumstances that could be interpreted as excursions from the reliability standards. If and when such items are found, FirstEnergy develops information about the item and develops a remedial response to the specific circumstances, including in appropriate cases “self-reporting” an item to ReliabilityFirst. Moreover, it is clear that the NERC, ReliabilityFirst and the FERC will continue to refine existing reliability standards as well as to develop and adopt new reliability standards. The financial impact of complying with new or amended standards cannot be determined at this time; however, 2005 amendments to the FPA provide that all prudent costs incurred to comply with the new reliability standards be recovered in rates. Still, any future inability on FirstEnergy’s part to comply with the reliability standards for its bulk power system could result in the imposition of financial penalties that could have a material adverse effect on its financial condition, results of operations and cash flows.

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
On August 23, 2010, FirstEnergy self-reported to ReliabilityFirst a vegetation encroachment event on a Met-Ed 230 kV line. This event did not result in a fault, outage, operation of protective equipment, or any other meaningful electric effect on any FirstEnergy transmission facilities or systems. On August 25, 2010, ReliabilityFirst issued a Notice of Enforcement to investigate the incident. FirstEnergy submitted a data response to ReliabilityFirst on September 27, 2010. At this time, FirstEnergy is unable to predict the outcome of this investigation.
(B) OHIO
The Ohio Companies operate under an ESP, which expires on May 31, 2011, that provides for generation supplied through a CBP. The ESP also allows the Ohio Companies to collect a delivery service improvement rider (Rider DSI) at an overall average rate of $0.002 per KWH for the period of April 1, 2009 through December 31, 2011. The Ohio Companies currently purchase generation at the average wholesale rate of a CBP conducted in May 2009. FES is one of the suppliers to the Ohio Companies through the May 2009 CBP. The PUCO approved a $136.6 million distribution rate increase for the Ohio Companies in January 2009, which went into effect on January 23, 2009 for OE ($68.9 million) and TE ($38.5 million) and on May 1, 2009 for CEI ($29.2 million). Applications for rehearing of the PUCO order in the distribution case were filed by the Ohio Companies and one other party. The Ohio Companies raised numerous issues in their application for rehearing related to rate recovery of certain expenses, recovery of line extension costs, the level of rate of return and the amount of general plant balances. On February 2, 2011, the PUCO issued an Entry on Rehearing denying the applications for rehearing filed both by the Ohio Companies and by the other party.
On March 23, 2010, the Ohio Companies filed an application for a new ESP. The new ESP will go into effect on June 1, 2011 and conclude on May 31, 2014. The PUCO approved the new ESP on August 25, 2010 with certain modifications. The material terms of the new ESP include: a CBP similar to the one used in May 2009 and the one proposed in the October 2009 MRO filing; a 6% generation discount to certain low-income customers provided by the Ohio Companies through a bilateral wholesale contract with FES (initial auctions scheduled for October 20, 2010 and January 25, 2011); no increase in base distribution rates through May 31, 2014; a load cap of no less than 80%, which also applies to any tranches assigned post auction; and a new distribution rider, Delivery Capital Recovery Rider (Rider DCR), to recover a return of, and on, capital investments in the delivery system. Rider DCR substitutes for Rider DSI which terminates under the current ESP. The Ohio Companies also agreed not to pay certain costs related to the companies’ integration into PJM, for the longer of the five year period from June 1, 2011 through May 31, 2016 or when the amount of costs avoided by customers for certain types of products totals $360 million dependent on the outcome of certain PJM proceedings, established a $12 million fund to assist low income customers over the term of the ESP, and agreed to additional energy efficiency benefits. Many of the existing riders approved in the previous ESP remain in effect, some with modifications. The new ESP resolved proceedings pending at the PUCO regarding corporate separation, elements of the smart grid proceeding and the integration into PJM. FirstEnergy recorded approximately $39.5 million of regulatory asset impairments and expenses related to the ESP. On September 24, 2010, an application for rehearing was filed by the OCC and two other parties. On February 9, 2011, the PUCO issued an Entry on Rehearing denying the applications for rehearing.
Under the provisions of SB221, the Ohio Companies are required to implement energy efficiency programs that will achieve a total annual energy savings equivalent to approximately 166,000 MWH in 2009, 290,000 MWH in 2010, 410,000 MWH in 2011, 470,000 MWH in 2012 and 530,000 MWH in 2013, with additional savings required through 2025. Utilities are also required to reduce peak demand in 2009 by 1%, with an additional 0.75% reduction each year thereafter through 2018.

On December 15, 2009, the Ohio Companies filed the required three year portfolio plan seeking approval for the programs they intend to implement to meet the energy efficiency and peak demand reduction requirements for the 2010-2012 period. The Ohio Companies expect that all costs associated with compliance will be recoverable from customers. The Ohio Companies’ three year portfolio plan is still awaiting decision from the PUCO, which is delaying the launch of the programs described in the plan. As a result, the Ohio Companies filed on January 11, 2011, a request for amendment of OE’s 2010 energy efficiency and peak demand reduction benchmarks to levels actually achieved in 2010. Because the Commission indicated that it would revise all of the Ohio Companies’ 2010, 2011, and 2012 benchmarks when addressing the Ohio Companies’ three year portfolio plan, and an order has yet to be issued on that plan, CEI and TE also requested a waiver of their respective yet-to-be defined 2010 energy efficiency benchmarks if and only to the degree one is deemed necessary to bring these companies into compliance with their 2010 energy efficiency obligations. Failure to comply with the benchmarks or to obtain such an amendment may subject the Companies to an assessment by the PUCO of a penalty.
Additionally under SB221, electric utilities and electric service companies are required to serve part of their load from renewable energy resources equivalent to 0.25% of the KWH they served in 2009. In August and October 2009, the Ohio Companies conducted RFPs to secure RECs. The RFPs sought RECs, including solar RECs and RECs generated in Ohio in order to meet the Ohio Companies’ alternative energy requirements as set forth in SB221 for 2009, 2010 and 2011. The RECs acquired through these two RFPs were used to help meet the renewable energy requirements established under SB221 for 2009, 2010 and 2011. On March 10, 2010, the PUCO found that there was an insufficient quantity of solar energy resources reasonably available in the market. The PUCO reduced the Ohio Companies’ aggregate 2009 benchmark to the level of solar RECs the Ohio Companies acquired through their 2009 RFP processes, provided the Ohio Companies’ 2010 alternative energy requirements be increased to include the shortfall for the 2009 solar REC benchmark. FES also applied for a force majeure determination from the PUCO regarding a portion of their compliance with the 2009 solar energy resource benchmark, which application is still pending. In July 2010, the Ohio Companies initiated an additional RFP to secure RECs and solar RECs needed to meet the Ohio Companies’ alternative energy requirements as set forth in SB221 for 2010 and 2011. As a result of this RFP, contracts were executed in August 2010. On January 11, 2011, the Ohio Companies filed an application with the PUCO seeking an amendment to each of their 2010 alternative energy requirements for solar RECs generated in Ohio due to the insufficient quantity of solar energy resources reasonably available in the market. The PUCO has not yet ruled on that application.
On February 12, 2010, OE and CEI filed an application with the PUCO to establish a new credit for all-electric customers. On March 3, 2010, the PUCO ordered that rates for the affected customers be set at a level that will provide bill impacts commensurate with charges in place on December 31, 2008 and authorized the Ohio Companies to defer incurred costs equivalent to the difference between what the affected customers would have paid under previously existing rates and what they pay with the new credit in place. Tariffs implementing this new credit went into effect on March 17, 2010. On April 15, 2010, the PUCO issued a Second Entry on Rehearing that expanded the group of customers to which the new credit would apply and authorized deferral for the associated additional amounts. The PUCO also stated that it expected that the new credit would remain in place through at least the 2011 winter season, and charged its staff to work with parties to seek a long term solution to the issue. Tariffs implementing this newly expanded credit went into effect on May 21, 2010, and the proceeding remains open. The hearing in the matter is set to commence on February 16, 2011.
(C) PENNSYLVANIA
The PPUC adopted a Motion on January 28, 2010 and subsequently entered an Order on March 3, 2010 which denied the recovery of marginal transmission losses through the TSC rider for the period of June 1, 2007 through March 31, 2008, and directed Met-Ed and Penelec to submit a new tariff or tariff supplement reflecting the removal of marginal transmission losses from the TSC, and instructed Met-Ed and Penelec to work with the various intervening parties to file a recommendation to the PPUC regarding the establishment of a separate account for all marginal transmission losses collected from ratepayers plus interest to be used to mitigate future generation rate increases beginning January 1, 2011. On March 18, 2010, Met-Ed and Penelec filed a Petition with the PPUC requesting that it stay the portion of the March 3, 2010 Order requiring the filing of tariff supplements to end collection of costs for marginal transmission losses. By Order entered March 25, 2010, the PPUC granted the requested stay until December 31, 2010. Pursuant to the PPUC’s order, Met-Ed and Penelec filed the plan to establish separate accounts for marginal transmission loss revenues and related interest and carrying charges and the plan for the use of these funds to mitigate future generation rate increases commencing January 1, 2011. The PPUC approved this plan on June 7, 2010. On April 1, 2010, Met-Ed and Penelec filed a Petition for Review with the Commonwealth Court of Pennsylvania appealing the PPUC’s March 3, 2010 Order. Although the ultimate outcome of this matter cannot be determined at this time, Met-Ed and Penelec believe that they should prevail in the appeal and therefore expect to fully recover the approximately $252.7 million ($188.0 million for Met-Ed and $64.7 million for Penelec) in marginal transmission losses for the period prior to January 1, 2011. The argument before the Commonwealth Court, en banc, was held on December 8, 2010.

On May 20, 2010, the PPUC approved Met-Ed’s and Penelec’s annual updates to their TSC rider for the period June 1, 2010 through December 31, 2010, including marginal transmission losses as approved by the PPUC, although the recovery of marginal losses will be subject to the outcome of the proceeding related to the 2008 TSC filing as described above. The TSC for Met-Ed’s customers was increased to provide for full recovery by December 31, 2010.
Met-Ed and Penelec filed with the PPUC a generation procurement plan covering the period January 1, 2011 through May 31, 2013. The plan is designed to provide adequate and reliable service through a prudent mix of long-term, short-term and spot market generation supply with a staggered procurement schedule that varies by customer class, using a descending clock auction. On August 12, 2009, the parties to the proceeding filed a settlement agreement of all but two issues, and the PPUC entered an Order approving the settlement and the generation procurement plan on November 6, 2009. Generation procurement began in January 2010.
On February 8, 2010, Penn filed a Petition for Approval of its Default Service Plan for the period June 1, 2011 through May 31, 2013. On July 29, 2010, the parties to the proceeding filed a Joint Petition for Settlement of all issues. Although the PPUC’s Order approving the Joint Petition held that the provisions relating to the recovery of MISO exit fees and one-time PJM integration costs (resulting from Penn’s June 1, 2011 exit from MISO and integration into PJM) were approved, it made such provisions subject to the approval of cost recovery by FERC. Therefore, Penn may not put these provisions into effect until FERC has approved the recovery and allocation of MISO exit fees and PJM integration costs.
Met-Ed, Penelec and Penn jointly filed a SMIP with the PPUC on August 14, 2009. This plan proposed a 24-month assessment period in which the Pennsylvania Companies will assess their needs, select the necessary technology, secure vendors, train personnel, install and test support equipment, and establish a cost effective and strategic deployment schedule, which currently is expected to be completed in fifteen years. Met-Ed, Penelec and Penn estimate assessment period costs of approximately $29.5 million, which the Pennsylvania Companies, in their plan, proposed to recover through an automatic adjustment clause. The ALJ’s Initial Decision approved the SMIP as modified by the ALJ, including: ensuring that the smart meters to be deployed include the capabilities listed in the PPUC’s Implementation Order; denying the recovery of interest through the automatic adjustment clause; providing for the recovery of reasonable and prudent costs net of resulting savings from installation and use of smart meters; and requiring that administrative start-up costs be expensed and the costs incurred for research and development in the assessment period be capitalized. On April 15, 2010, the PPUC adopted a Motion by Chairman Cawley that modified the ALJ’s initial decision, and decided various issues regarding the SMIP for the Pennsylvania Companies. The PPUC entered its Order on June 9, 2010, consistent with the Chairman’s Motion. On June 24, 2010, Met-Ed, Penelec and Penn filed a Petition for Reconsideration of a single portion of the PPUC’s Order regarding the future ability to include smart meter costs in base rates. On August 5, 2010, the PPUC granted in part the petition for reconsideration by deleting language from its original order that would have precluded Met-Ed, Penelec and Penn from seeking to include smart meter costs in base rates at a later time. The costs to implement the SMIP could be material. However, assuming these costs satisfy a just and reasonable standard they are expected to be recovered in a rider (Smart Meter Technologies Charge Rider) which was approved when the PPUC approved the SMIP.
By Tentative Order entered September 17, 2009, the PPUC provided for an additional 30-day comment period on whether the 1998 Restructuring Settlement, which addressed how Met-Ed and Penelec were going to implement direct access to a competitive market for the generation of electricity, allows Met-Ed and Penelec to apply over-collection of NUG costs for select and isolated months to reduce non-NUG stranded costs when a cumulative NUG stranded cost balance exists. In response to the Tentative Order, various parties filed comments objecting to the above accounting method utilized by Met-Ed and Penelec. Met-Ed and Penelec are awaiting further action by the PPUC.
(D) NEW JERSEY
JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers, costs incurred under NUG agreements, and certain other stranded costs, exceed amounts collected through BGS and NUGC rates and market sales of NUG energy and capacity. As of December 31, 2010, the accumulated deferred cost balance was a credit of approximately $37 million. To better align the recovery of expected costs, on July 26, 2010, JCP&L filed a request to decrease the amount recovered for the costs incurred under the NUG agreements by $180 million annually. On February 10, 2011, the NJBPU approved a stipulation which allows the change in rates to become effective March 1, 2011.
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
(E) FERC MATTERS
Rates for Transmission Service Between MISO and PJM
On November 18, 2004, the FERC issued an order eliminating the through and out rate for transmission service between the MISO and PJM regions. The FERC’s intent was to eliminate multiple transmission charges for a single transaction between the MISO and PJM regions. The FERC also ordered MISO, PJM and the transmission owners within MISO and PJM to submit compliance filings containing a rate mechanism to recover lost transmission revenues created by elimination of this charge (referred to as SECA) during a 16-month transition period. In 2005, the FERC set the SECA for hearing. The presiding ALJ issued an initial decision on August 10, 2006, rejecting the compliance filings made by MISO, PJM and the transmission owners, and directing new compliance filings. This decision was subject to review and approval by the FERC. On May 21, 2010, FERC issued an order denying pending rehearing requests and an Order on Initial Decision which reversed the presiding ALJ’s rulings in many respects. Most notably, these orders affirmed the right of transmission owners to collect SECA charges with adjustments that modestly reduce the level of such charges, and changes to the entities deemed responsible for payment of the SECA charges. The Ohio Companies were identified as load serving entities responsible for payment of additional SECA charges for a portion of the SECA period (Green Mountain/Quest issue). FirstEnergy executed settlements with AEP, Dayton and the Exelon parties to fix FirstEnergy’s liability for SECA charges originally billed to Green Mountain and Quest for load that returned to regulated service during the SECA period. The AEP, Dayton and Exelon, settlements were approved by FERC on November 23, 2010, and the relevant payments made. Rehearings remain pending in this proceeding.
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
In an order dated January 21, 2010, FERC set the matter for “paper hearings”— meaning that FERC called for parties to submit comments or written testimony pursuant to the schedule described in the order. FERC identified nine separate issues for comments and directed PJM to file the first round of comments on February 22, 2010, with other parties submitting responsive comments and then reply comments on later dates. PJM filed certain studies with FERC on April 13, 2010, in response to the FERC order. PJM’s filing demonstrated that allocation of the cost of high voltage transmission facilities on a beneficiary pays basis results in certain eastern utilities in PJM bearing the majority of their costs. Numerous parties filed responsive comments or studies on May 28, 2010 and reply comments on June 28, 2010. FirstEnergy and a number of other utilities, industrial customers and state commissions supported the use of the beneficiary pays approach for cost allocation for high voltage transmission facilities. Certain eastern utilities and their state commissions supported continued socialization of these costs on a load ratio share basis. FERC is expected to act by May 31, 2011.
RTO Realignment
On December 17, 2009, FERC issued an order approving, subject to certain future compliance filings, ATSI’s withdrawal from MISO and integration into PJM. This move, which is expected to be effective on June 1, 2011, allows FirstEnergy to consolidate its transmission assets and operations into PJM. Currently, FirstEnergy’s transmission assets and operations are divided between PJM and MISO. The realignment will make the transmission assets that are part of ATSI, whose footprint includes the Ohio Companies and Penn, part of PJM. In the order, FERC approved FirstEnergy’s proposal to use a FRR Plan to obtain capacity to satisfy the PJM capacity requirements for the 2011-12 and 2012-13 delivery years.

FirstEnergy successfully conducted the FRR auctions on March 19, 2010. Moreover, the ATSI zone loads participated in the PJM base residual auction for the 2013 delivery year. Successful completion of these steps secured the capacity necessary for the ATSI footprint to meet PJM’s capacity requirements. On August 25, 2010, the PUCO issued an order in the 2010 ESP Case approving a settlement that, among other things, called for the PUCO to withdraw its opposition to the RTO consolidation. In addition, the order approved a wholesale procurement process, and certain “retail choice” policies, that reflected ATSI’s entry into PJM on June 1, 2011.
On February 1, 2011, ATSI in conjunction with PJM filed its proposal with FERC for moving its transmission rate into PJM’s tariffs. FirstEnergy expects ATSI to enter PJM on June 1, 2011, and that if legal proceedings regarding its rate are outstanding at that time, ATSI will be permitted to start charging its proposed rates, subject to refund. Additional FERC proceedings are either pending or expected in which the amount of exit fees, transmission cost allocations, and costs associated with long term firm transmission rights payable by the ATSI zone upon its withdrawal from the Midwest ISO will be determined. In addition, certain parties may protest other aspects of ATSI’s integration into PJM, and certain of these matters remain outstanding and will be resolved in future FERC proceedings. The outcome of these proceedings cannot be predicted.
MISO Multi-Value Project Rule Proposal
On July 15, 2010, MISO and certain MISO transmission owners jointly filed with FERC their proposed cost allocation methodology for certain new transmission projects. The new transmission projects—described as MVPs—are a class of MTEP projects. The filing parties proposed to allocate the costs of MVPs by means of a usage-based charge that will be applied to all loads within the MISO footprint, and to energy transactions that call for power to be “wheeled through” the MISO as well as to energy transactions that “source” in the MISO but “sink” outside of MISO. The filing parties expect that the MVP proposal will fund the costs of large transmission projects designed to bring wind generation from the upper Midwest to load centers in the east. The filing parties requested an effective date for the proposal of July 16, 2011. On August 19, 2010, MISO’s Board approved the first MVP project — the “Michigan Thumb Project.” Under MISO’s proposal, the costs of MVP projects approved by MISO’s Board prior to the anticipated June 1, 2011 effective date of FirstEnergy’s integration into PJM would continue to be allocated to FirstEnergy. MISO estimated that approximately $11 million in annual revenue requirements would be allocated to the ATSI zone associated with the Michigan Thumb Project upon its completion.
On September 10, 2010, FirstEnergy filed a protest to the MVP proposal arguing that MISO’s proposal to allocate costs of MVP projects across the entire MISO footprint does not align with the established rule that cost allocation is to be based on cost causation (the “beneficiary pays” approach). FirstEnergy also argued that, in light of progress to date in the ATSI integration into PJM, it would be unjust and unreasonable to allocate any MVP costs to the ATSI zone, or to ATSI. Numerous other parties filed pleadings on MISO’s MVP proposal.
On December 16, 2010, FERC issued an order approving the MVP proposal without significant change. FERC’s order was not clear, however, as to whether the MVP costs would be payable by ATSI or load in the ATSI zone. FERC stated that the MISO’s tariffs obligate ATSI to pay all charges that attach prior to ATSI’s exit but ruled that the question of the amount of costs that are to be allocated to ATSI or to load in the ATSI zone were beyond the scope of FERC’s order and would be addressed in future proceedings.
On January 18, 2011, FirstEnergy filed for rehearing of FERC’s order. In its rehearing request, the Company argued that because the MVP rate is usage-based, costs could not be applied to ATSI, which is a stand-alone transmission company that does not use the transmission system. FirstEnergy also renewed its arguments regarding cost causation and the impropriety of allocating costs to the ATSI zone or to ATSI. FirstEnergy cannot predict the outcome of these proceedings at this time.
Sales to Affiliates
FES has received authorization from FERC to make wholesale power sales to the Utilities. FES actively participates in auctions conducted by or on behalf of the Utilities to obtain the power and related services necessary to meet the Utilities’ POLR obligations. Because of the merger with FirstEnergy, AS is considered an affiliate of the Utilities for purposes of FERC’s affiliate restriction regulations. This requires AS to obtain prior FERC authorization to make sales to the Utilities when it successfully participates in the Utilities’ POLR auctions.

FES currently supplies the Ohio Companies with a portion of their capacity, energy, ancillary services and transmission under a Master SSO Supply Agreement for a two-year period ending May 31, 2011. FES won 51 tranches in a descending clock auction for POLR service administered by the Ohio Companies and their consultant, CRA International on May 13-14, 2009. Other winning suppliers have assigned their Master SSO Supply Agreements to FES, five of which were effective in June, two more in July, four more in August and ten more in September, 2009. FES also supplies power used by Constellation to serve an additional five tranches. As a result of these arrangements, FES serves 77 tranches, or 77% of the POLR load of the Ohio Companies until May 31, 2011.
On October 20, 2010, FES participated in a descending clock auction for POLR service administered by the Ohio Companies and their consultant, CRA International, for the following periods: June 1, 2011 through May 31, 2012; June 1, 2011, through May 31, 2013; and June 1, 2010 through May 31, 2014. The Ohio Companies offered 17, 17, and 16 tranches for these periods, respectively. FES won 10, 7, and 3 tranches, respectively, for these periods. On January 25, 2011, the Ohio Companies conducted a second auction offering the same product for identical time periods. FES won 3, 0, and 3 tranches, respectively, for these periods. FES entered into a Master SSO Supply Agreement to provide capacity, energy, ancillary services, and congestion costs to the Ohio Companies for the tranches won. Under the ESP in effect for these time periods, the Ohio Companies are responsible for payment of noncontrollable transmission costs billed by PJM for POLR service.
On October 18, 2010, FES participated in a descending clock auction for POLR service administered by both Met-Ed and Penelec and their consultant, National Economic Research Associates (NERA) for the following tranche products and delivery periods: Residential 5-month, Residential 24-month, Commercial 5-month, Commercial 12-month and Industrial 12-month. All 5-month delivery periods are from January 1, 2011 through May 31, 2011, all 12-month delivery periods are from June 1, 2011 through May 31, 2012 while all 24-month delivery periods are from June 1, 2011 through May 31, 2013. Met-Ed offered 7 Residential 5-month tranches, 4 Residential 24-month tranches, 6 Commercial 5-month tranches, 6 Commercial 12-month tranches and 1 Industrial tranche while Penelec offered 5 Residential 5-month tranches, 3 Residential 24-month tranches, 5 Commercial 5-month tranches, 5 Commercial 12-month tranches and 1 Industrial tranche.
For Met-Ed offerings, FES won 4 Residential 5-month tranches, 2 Residential 24-month tranches, 1 Commercial 5-month tranche, 1 Commercial 12-month tranche and zero Industrial tranches. For Penelec offerings, FES won 1 Residential 5-month tranche, 1 Residential 24-month tranche, zero Commercial 5-month tranches, zero Commercial 12-month tranches and zero Industrial tranches. FES entered into separate Supplier Master Agreements (SMA) to provide capacity, energy, ancillary services, and congestion costs with Met-Ed and Penelec for each product won. Under the terms and conditions of the SMA, Met-Ed and Penelec are responsible for payment of noncontrollable transmission costs billed by PJM.
On January 18 to 20, 2011 FES participated in a descending clock auction for POLR service administered by Met-Ed, Penelec, and Penn Power and their consultant, NERA for the following tranche products and delivery periods: Residential 12-month, Residential 24-month, Commercial 12-month and Industrial 12-month. All 12-month delivery periods are from June 1, 2011 through May 31, 2012 while all 24-month delivery periods are from June 1, 2011 through May 31, 2013. Met-Ed offered 3 Residential 12-month tranches, 4 Residential 24-month tranches, 6 Commercial 12-month tranches and 11 Industrial tranches. Penelec offered 3 Residential 12-month tranches, 2 Residential 24-month tranches, 5 Commercial 12-month tranches and 11 Industrial tranches. Penn Power offered 2 Residential 12-month tranches, 1 Residential 24-month tranche, 3 Commercial 12-month tranches and 3 Industrial tranches.
For Met-Ed offerings, FES won 1 Commercial 12-month tranche and zero for the remaining products. For Penelec and Penn Power offerings, FES won no tranches. FES entered into a SMA to provide capacity, energy, ancillary services, and congestion costs with Met-Ed for the product won. Under the terms and conditions of the SMA, Met-Ed is responsible for payment of noncontrollable transmission costs billed by PJM.
11. CAPITALIZATION
(A) COMMON STOCK
Retained Earnings and Dividends
As of December 31, 2010, FirstEnergy’s unrestricted retained earnings were $4.6 billion. Dividends declared in 2010 and 2009 were $2.20 per share in each year, which included quarterly dividends of $0.55 per share paid in the second, third and fourth quarters of 2010 and 2009, respectively, and payable in the first quarter of 2011 and 2010, respectively. The amount and timing of all dividend declarations are subject to the discretion of the Board of Directors and its consideration of business conditions, results of operations, financial condition and other factors.
In addition to paying dividends from retained earnings, each of FirstEnergy’s electric utility subsidiaries has authorization from the FERC to pay cash dividends to FirstEnergy from paid-in capital accounts, as long as its equity to total capitalization ratio (without consideration of retained earnings) remains above 35%. The articles of incorporation, indentures and various other agreements relating to the long-term debt of certain FirstEnergy subsidiaries contain provisions that could further restrict the payment of dividends on their common stock. None of these provisions materially restricted FirstEnergy’s subsidiaries’ ability to pay cash dividends to FirstEnergy as of December 31, 2010.

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
(C) LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS
The following table presents the outstanding consolidated long-term debt and other long-term obligations of FirstEnergy as of December 31, 2010 and 2009:

	Weighted Average	December 31,
	Interest Rate (%)	2010	2009
		(in millions)
FMBs:
Due 2010-2013	9.74	$3	$28
Due 2014-2018	8.84	330	330
Due 2019-2023	6.13	101	107
Due 2024-2028	8.75	314	314
Due 2038	8.25	275	275

Total FMBs		1,023	1,054

Secured Notes
Due 2010-2013	4.46	732	456
Due 2014-2018	6.87	638	777
Due 2019-2023	5.60	622	481
Due 2029-2033	5.41	276	510
Due 2034-2038	4.13	459	322
Due 2041	0.30	57	57

Total Secured Notes		2,784	2,603

Unsecured Notes:
Due 2010-2013	5.80	712	878
Due 2014-2018	5.43	2,467	2,473
Due 2019-2023	5.72	2,435	2,435
Due 2024-2028	3.95	65	65
Due 2029-2033	6.25	1,971	1,737
Due 2034-2038	5.47	1,727	1,864
Due 2039-2043	5.25	698	698
Due 2047	3.00	46	46

Total Unsecured Notes		10,121	10,196

Capital lease obligations		54	13
Net unamortized premium (discount) on debt		83	(24)
Long-term debt due within one year		(1,486)	(1,834)

Total long-term debt and other long term obligations		$12,579	$12,008

Securitized Transition Bonds
The consolidated financial statements of FirstEnergy and JCP&L include the accounts of JCP&L Transition Funding and JCP&L Transition Funding II, wholly owned limited liability companies of JCP&L. In June 2002, JCP&L Transition Funding sold transition bonds to securitize the recovery of JCP&L’s bondable stranded costs associated with the previously divested Oyster Creek Nuclear Generating Station. In August 2006, JCP&L Transition Funding II sold transition bonds to securitize the recovery of deferred costs associated with JCP&L’s supply of BGS.
JCP&L did not purchase and does not own any of the transition bonds, which are included as long-term debt on FirstEnergy’s and JCP&L’s Consolidated Balance Sheets. As of December 31, 2010, $310 million of the transition bonds were outstanding. The transition bonds are the sole obligations of JCP&L Transition Funding and JCP&L Transition Funding II and are collateralized by each company’s equity and assets, which consist primarily of bondable transition property.
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
Other Long-term Debt
FGCO, NGC and each of the Utilities, except for JCP&L and Penelec, have a first mortgage indenture under which they can issue FMBs secured by a direct first mortgage lien on substantially all of their property and franchises, other than specifically excepted property.
FirstEnergy and its subsidiaries have various debt covenants under their respective financing arrangements. The most restrictive of the debt covenants relate to the nonpayment of interest and/or principal on debt and the maintenance of certain financial ratios. There also exist cross-default provisions in a number of the respective financing arrangements of FirstEnergy, FES, FGCO, NGC and the Utilities. These provisions generally trigger a default in the applicable financing arrangement of an entity if it or any of its significant subsidiaries defaults under another financing arrangement of a certain principal amount, typically $50 million. Although such defaults by any of the Utilities will generally cross-default FirstEnergy financing arrangements containing these provisions, defaults by FirstEnergy will not generally cross-default applicable financing arrangements of any of the Utilities. Defaults by any of FES, FGCO or NGC will generally cross-default to applicable financing arrangements of FirstEnergy and, due to the existence of guarantees of FirstEnergy of certain financing arrangements of FES, FGCO and NGC, defaults by FirstEnergy will generally cross-default FES, FGCO and NGC financing arrangements containing these provisions. Cross-default provisions are not typically found in any of the senior note or FMBs of FirstEnergy or the Utilities.
Based on the amount of FMBs authenticated by the respective mortgage bond trustees as of December 31, 2010, the Utilities’ annual sinking fund requirement for all FMB issued under the various mortgage indentures amounted to payments of $36 million (Penn — $7 million, Met-Ed — $8 million, and Penelec — $21 million) in 2010. Penn expects to meet its 2011 annual sinking fund requirement with a replacement credit under its mortgage indenture. Met-Ed can fulfill its sinking fund obligation by providing bondable property additions, previously retired FMBs or cash to the respective mortgage bond trustees. Since Penelec’s first mortgage bond indenture was terminated in 2010, Penelec no longer has a sinking fund obligation.
As of December 31, 2010, FirstEnergy’s currently payable long-term debt includes approximately $827 million (FES — $778 million, Met-Ed — $29 million and Penelec — $20 million) of variable interest rate PCRBs, the bondholders of which are entitled to the benefit of irrevocable direct pay bank LOCs. The interest rates on the PCRBs are reset daily or weekly. Bondholders can tender their PCRBs for mandatory purchase prior to maturity with the purchase price payable from remarketing proceeds, or if the PCRBs are not successfully remarketed, by drawings on the irrevocable direct pay LOCs. The subsidiary obligor is required to reimburse the applicable LOC bank for any such drawings or, if the LOC bank fails to honor its LOC for any reason, must itself pay the purchase price.
On August 20, 2010, FES completed the remarketing of $250 million of PCRBs. Of the $250 million, $235 million of PCRBs were converted from a variable interest rate to a fixed interest rate. The remaining $15 million of PCRBs continue to bear a fixed interest rate. The interest rate conversion minimizes financial risk by converting the long-term debt into a fixed rate and, as a result, reducing exposure to variable interest rates over the short-term. These remarketings included two series: $235 million of PCRBs that now bears a per-annum rate of 2.25% and is subject to mandatory purchase on June 3, 2013; and $15 million of PCRBs that now bears a per-annum rate of 1.5% and is subject to mandatory purchase on June 1, 2011.

On October 1, 2010, FES completed the refinancing and remarketing of six series of PCRBs totaling $313 million. These PCRBs were converted from a variable interest rate to a fixed long term interest rate of 3.375% per annum and are subject to mandatory purchase on July 1, 2015.
On December 3, 2010, FES completed the remarketing of four series of PCRBs totaling $153 million and Penelec completed the remarketing of one $25 million PCRB. These PCRBs were converted from a variable interest rate to fixed interest rates ranging from 2.25% to 3.75% per annum.
Sinking fund requirements for FMBs and maturing long-term debt (excluding capital leases and variable rate PCRBs) for the next five years are:

Year	FE	FES	OE	CEI	JCP&L	Met-Ed	Penelec
	(In millions)
2011	$445	$163	$1	$20	$32	$—	$—
2012	448	68	1	22	34	—	—
2013	554	75	1	324	36	150	—
2014	529	99	1	26	38	250	150
2015	639	450	151	24	41	—	—
The following table classifies the outstanding PCRBs by year, for the next three years, representing the next time the debt holders may exercise their right to tender their PCRBs.

Year	FE	FES	Met-Ed	Penelec
	(In millions)
2011	$1,043	$969	$29	$45
2012	270	270	—	—
2013	235	235	—	—
Obligations to repay certain PCRBs are secured by several series of FMBs. Certain PCRBs are entitled to the benefit of irrevocable bank LOCs of $835 million as of December 31, 2010, or noncancelable municipal bond insurance of $14 million as of December 31, 2010, to pay principal of, or interest on, the applicable PCRBs. To the extent that drawings are made under the LOCs or the insurance, FGCO, NGC and the Utilities are entitled to a credit against their obligation to repay those bonds. FGCO, NGC and the Utilities pay annual fees of 0.35% to 3.30% of the amounts of the LOCs to the issuing banks and are obligated to reimburse the banks or insurers, as the case may be, for any drawings thereunder. The insurers hold FMBs as security for such reimbursement obligations. OE has LOCs of $130 million and $42 million in connection with the sale and leaseback of Beaver Valley Unit 2 and Perry Unit 1, respectively. The amounts and annual fees for FirstEnergy, FES and the Utilities are as follows:

	FE	FES	Met-Ed	Penelec
	(In millions)
Amounts
LOCs	$835	$786	$29	$20
Insurance Policies	14	—	14	—

Annual Fee
LOCs	0.35% to 3.30%	0.35% to 3.30%	1.60%	1.60%
12. ASSET RETIREMENT OBLIGATIONS
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

FirstEnergy, FES and the Utilities maintain nuclear decommissioning trust funds that are legally restricted for purposes of settling the nuclear decommissioning ARO. The fair values of the decommissioning trust assets as of December 31, 2010 and 2009 were as follows:

	2010	2009
	(In millions)
FE	$1,973	$1,859
FES	1,146	1,089
OE	127	121
TE	76	74
JCP&L	182	167
Met-Ed	289	266
Penelec	153	143
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
The following table summarizes the changes to the ARO balances during 2010 and 2009.

ARO Reconciliation	FE	FES	OE	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Balance, January 1, 2009	$1,347	$863	$92	$2	$30	$95	$171	$87
Liabilities incurred	4	1	—	—	—	—	—	—
Liabilities settled	—	—	—	—	—	—	—	—
Accretion	90	58	6	—	2	7	11	6
Revisions in estimated cash flows	(16)	(1)	(12)	—	—	—	(2)	(1)

Balance, December 31, 2009	1,425	921	86	2	32	102	180	92

Liabilities incurred	—	—	—	—	—	—	—	—
Liabilities settled	(11)	—	(10)	—	—	—	—	—
Accretion	93	59	5	—	2	6	13	6
Revisions in estimated cash flows (1)	(100)	(88)	(7)	—	(5)	—	—	—

Balance, December 31, 2010	$1,407	$892	$74	$2	$29	$108	$193	$98

(1)
During the second quarter of 2010, studies were completed to reassess the estimated cost of decommissioning the Beaver Valley nuclear generating facilities. The cost studies resulted in a revision to the estimated cash flows associated with the ARO liabilities of FES, OE and TE and reduced the liability for each subsidiary in the amounts of $88 million, $7 million, and $5 million, respectively.

13. SHORT-TERM BORROWINGS AND BANK LINES OF CREDIT
FirstEnergy had approximately $700 million of short-term indebtedness as of December 31, 2010, comprised of borrowings under a $2.75 billion revolving line of credit. Total short-term bank lines of committed credit to FirstEnergy and the Utilities as of January 31, 2011 were approximately $3.2 billion of which $2.5 billion was unused and available.
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

The following table summarizes the borrowing sub-limits for each borrower under the facility, as well as the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of December 31, 2010:

	Revolving		Regulatory and
	Credit Facility		Other Short-Term
Borrower	Sub-Limit		Debt Limitations
	(in millions)
FirstEnergy	$2,750		$—	(1)
FES	1,000		—	(1)
OE	500		500
Penn	50		34	(2)
CEI	250	(3)	500
TE	250	(3)	500
JCP&L	425		411	(2)
Met-Ed	250		300	(2)
Penelec	250		300	(2)
ATSI	50	(4)	100

(1)	No regulatory approvals, statutory or charter limitations applicable.

(2)	Excluding amounts which may be borrowed under the regulated companies’ money pool.

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

The regulated companies also have the ability to borrow from each other and FirstEnergy to meet their short-term working capital requirements. A similar but separate arrangement exists among the unregulated companies. FESC administers these two money pools and tracks FirstEnergy’s surplus funds and those of the respective regulated and unregulated subsidiaries, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in 2010 was 0.51% for the regulated companies’ money pool and 0.60% for the unregulated companies’ money pool.
The weighted average interest rates on short-term borrowings outstanding as of December 31, 2010 and 2009 were as follows:

	2010	2009
FE	0.68%	0.74%
FES	0.60%	1.84%
OE	0.51%	0.72%
CEI	1.92%	1.13%
TE	—	0.72%
JCP&L	—	—
Met-Ed	0.51%	—
Penelec	0.51%	0.72%

As of December 31, 2010, FirstEnergy Corp. had four receivables securitizations for five of its seven public utilities. These transactions enable the company to access up to $395 million of financing at costs based on commercial paper rates plus annual fees. Each of the facilities matures in 364 days, and are reflected in the table below. In March of 2011 the Centerior Funding Corp. and OES Capital facilities are scheduled to decrease to $100 million each. There were no outstanding borrowings as of December 31, 2010.

	Parent		Annual
Subsidiary Company	Company	Commitment	Facility Fee	Maturity
	(In millions)
OES Capital, Incorporated	OE	$125	1.08%	March 30, 2011
Centerior Funding Corporation	CEI	125	1.00	March 30, 2011
Met-Ed Funding LLC	Met-Ed	75	0.51	June 17, 2011
Penelec Funding LLC	Penelec	70	0.51	June 17, 2011

		$395

14. COMMITMENTS, GUARANTEES AND CONTINGENCIES
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
In addition to the public liability insurance provided pursuant to the Price-Anderson Act, FirstEnergy has also obtained insurance coverage in limited amounts for economic loss and property damage arising out of nuclear incidents. FirstEnergy is a member of NEIL which provides coverage (NEIL I) for the extra expense of replacement power incurred due to prolonged accidental outages of nuclear units. Under NEIL I, FirstEnergy’s subsidiaries have policies, renewable yearly, corresponding to their respective nuclear interests, which provide an aggregate indemnity of up to approximately $1.4 billion (OE-$120 million, NGC-$1.22 billion, TE-$64 million) for replacement power costs incurred during an outage after an initial 26-week waiting period. Members of NEIL I pay annual premiums and are subject to assessments if losses exceed the accumulated funds available to the insurer. FirstEnergy’s present maximum aggregate assessment for incidents at any covered nuclear facility occurring during a policy year would be approximately $9 million (OE-$1 million, NGC-$8 million, and TE-less than $1 million).
FirstEnergy is insured as to its respective nuclear interests under property damage insurance provided by NEIL to the operating company for each plant. Under these arrangements, up to $2.8 billion of coverage for decontamination costs, decommissioning costs, debris removal and repair and/or replacement of property is provided. FirstEnergy pays annual premiums for this coverage and is liable for retrospective assessments of up to approximately $61 million (OE-$5 million, NGC-$52 million, TE-$2 million, Met Ed, Penelec, and JCP&L-less than $1 million each) during a policy year.
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
The NRC requires nuclear power plant licensees to obtain minimum property insurance coverage of $1.1 billion or the amount generally available from private sources, whichever is less. The proceeds of this insurance are required to be used first to ensure that the licensed reactor is in a safe and stable condition and can be maintained in that condition to prevent any significant risk to the public health and safety. Within 30 days of stabilization, the licensee is required to prepare and submit to the NRC a cleanup plan for approval. The plan is required to identify all cleanup operations necessary to decontaminate the reactor sufficiently to permit the resumption of operations or to commence decommissioning. Any property insurance proceeds not already expended to place the reactor in a safe and stable condition must be used first to complete those decontamination operations that are ordered by the NRC. FirstEnergy is unable to predict what effect these requirements may have on the availability of insurance proceeds.

(B) GUARANTEES AND OTHER ASSURANCES
As part of normal business activities, FirstEnergy enters into various agreements on behalf of its subsidiaries to provide financial or performance assurances to third parties. These agreements include contract guarantees, surety bonds and LOCs. As of December 31, 2010, outstanding guarantees and other assurances aggregated approximately $3.7 billion, consisting primarily of parental guarantees ($0.8 billion), subsidiaries’ guarantees ($2.5 billion), surety bonds and LOCs ($0.4 billion).
FirstEnergy guarantees energy and energy-related payments of its subsidiaries involved in energy commodity activities principally to facilitate or hedge normal physical transactions involving electricity, gas, emission allowances and coal. FirstEnergy also provides guarantees to various providers of credit support for the financing or refinancing by subsidiaries of costs related to the acquisition of property, plant and equipment. These agreements legally obligate FirstEnergy to fulfill the obligations of those subsidiaries directly involved in energy and energy-related transactions or financing where the law might otherwise limit the counterparties’ claims. If demands of a counterparty were to exceed the ability of a subsidiary to satisfy existing obligations, FirstEnergy’s guarantee enables the counterparty’s legal claim to be satisfied by other FirstEnergy assets. The likelihood is remote that such parental guarantees of $0.3 billion (included in the $0.8 billion discussed above) as of December 31, 2010 would increase amounts otherwise payable by FirstEnergy to meet its obligations incurred in connection with financings and ongoing energy and energy-related activities.
While these types of guarantees are normally parental commitments for the future payment of subsidiary obligations, subsequent to the occurrence of a credit rating downgrade or “material adverse event,” the immediate posting of cash collateral, provision of an LOC or accelerated payments may be required of the subsidiary. As of December 31, 2010, FirstEnergy’s maximum exposure under these collateral provisions was $468 million, consisting of $429 million due to a below investment grade credit rating (of which $224 million is due to an acceleration of payment or funding obligation) and $39 million due to “material adverse event” contractual clauses. Additionally, stress case conditions of a credit rating downgrade or “material adverse event” and hypothetical adverse price movements in the underlying commodity markets would increase this amount to $532 million, consisting of $486 million due to a below investment grade credit rating (of which $224 million is related to an acceleration of payment or funding obligation) and $46 million due to “material adverse event” contractual clauses.
Most of FirstEnergy’s surety bonds are backed by various indemnities common within the insurance industry. Surety bonds and related guarantees of $82 million provide additional assurance to outside parties that contractual and statutory obligations will be met in a number of areas including construction contracts, environmental commitments and various retail transactions.
In addition to guarantees and surety bonds, FES’ contracts, including power contracts with affiliates awarded through competitive bidding processes, typically contain margining provisions which require the posting of cash or LOCs in amounts determined by future power price movements. Based on FES’ power portfolio as of December 31, 2010, and forward prices as of that date, FES has posted collateral of $185 million. Under a hypothetical adverse change in forward prices (95% confidence level change in forward prices over a one year time horizon), FES would be required to post an additional $28 million. Depending on the volume of forward contracts and future price movements, FES could be required to post higher amounts for margining.
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
On October 22, 2010, Signal Peak and Global Rail entered into a $350 million syndicated two-year senior secured term loan facility among the two limited liability companies that comprise Signal Peak and Global Rail, as borrowers. FirstEnergy, together with WMB Loan Ventures LLC and WMB Loan Ventures II LLC, the entities that share ownership with FEV, the borrowers have provided a guaranty of the borrowers’ obligations under the facility. In addition, FEV and the other entities that directly own the equity interest in the borrowers have pledged those interests to the banks as collateral for the facility.

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
Clean Air Act Compliance
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
The Sammis, Eastlake and Mansfield coal-fired plants are operated under a consent decree with the EPA and DOJ that requires reductions of NOx and SO2 emissions through the installation of pollution control devices or repowering. OE and Penn are subject to stipulated penalties for failure to install and operate such pollution controls or complete repowering in accordance with that agreement.
In July 2008, three complaints were filed against FGCO in the U.S. District Court for the Western District of Pennsylvania seeking damages based on Bruce Mansfield Plant air emissions. Two of these complaints also seek to enjoin the Bruce Mansfield Plant from operating except in a “safe, responsible, prudent and proper manner”, one being a complaint filed on behalf of twenty-one individuals and the other being a class action complaint seeking certification as a class action with the eight named plaintiffs as the class representatives. FGCO believes the claims are without merit and intends to defend itself against the allegations made in those three complaints.
The states of New Jersey and Connecticut filed CAA citizen suits in 2007 alleging NSR violations at the Portland Generation Station against GenOn Energy, Inc. (the current owner and operator), Sithe Energy (the purchaser of the Portland Station from Met-Ed in 1999) and Met-Ed. Specifically, these suits allege that “modifications” at Portland Units 1 and 2 occurred between 1980 and 2005 without preconstruction NSR permitting in violation of the CAA’s PSD program, and seek injunctive relief, penalties, attorney fees and mitigation of the harm caused by excess emissions. In September 2009, the Court granted Met-Ed’s motion to dismiss New Jersey’s and Connecticut’s claims for injunctive relief against Met-Ed, but denied Met-Ed’s motion to dismiss the claims for civil penalties. The parties dispute the scope of Met-Ed’s indemnity obligation to and from Sithe Energy.
In January 2009, the EPA issued a NOV to GenOn alleging NSR violations at the Portland Generation Station based on “modifications” dating back to 1986 and also alleged NSR violations at the Keystone and Shawville Stations based on “modifications” dating back to 1984. Met-Ed, JCP&L, as the former owner of 16.67% of the Keystone Station, and Penelec, as former owner and operator of the Shawville Station, are unable to predict the outcome of this matter.
In June 2008, the EPA issued a Notice and Finding of Violation to Mission Energy Westside, Inc. alleging that “modifications” at the Homer City Power Station occurred since 1988 to the present without preconstruction NSR permitting in violation of the CAA’s PSD program. In May 2010, the EPA issued a second NOV to Mission Energy Westside, Inc., Penelec, NYSEG and others that have had an ownership interest in the Homer City Power Station containing in all material respects identical allegations as the June 2008 NOV. On July 20, 2010, the states of New York and Pennsylvania provided Mission Energy Westside, Inc., Penelec, NYSEG and others that have had an ownership interest in the Homer City Power Station a notification that was required 60 days prior to filing a citizen suit under the CAA. In January, 2011, the DOJ filed a complaint against Penelec in the U.S. District Court for the Western District of Pennsylvania seeking damages based on alleged “modifications” at the Homer City Power Station between 1991 to 1994 without preconstruction NSR permitting in violation of the CAA’s PSD and Title V permitting programs. The complaint was also filed against the former co-owner, NYSEG, and various current owners of the Homer City Station, including EME Homer City Generation L.P. and affiliated companies, including Edison International. In addition, the Commonwealth of Pennsylvania and the State of New York intervened and have filed a separate complaint regarding the Homer City Station. Mission Energy Westside, Inc. is seeking indemnification from Penelec, the co-owner and operator of the Homer City Power Station prior to its sale in 1999. The scope of Penelec’s indemnity obligation to and from Mission Energy Westside, Inc. is under dispute and Penelec is unable to predict the outcome of this matter.

In January 2011, a complaint was filed against Penelec in the U.S. District Court for the Western District of Pennsylvania seeking damages based on the Homer City Station’s air emissions. The complaint was also filed against the former co-owner, NYSEG and various current owners of the Homer City Station, including EME Homer City Generation L.P. and affiliated companies, including Edison International. The complaint also seeks certification as a class action and to enjoin the Homer City Station from operating except in a “safe, responsible, prudent and proper manner.” Penelec believes the claims are without merit and intends to defend itself against the allegations made in the complaint.
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
National Ambient Air Quality Standards
The EPA’s CAIR requires reductions of NOx and SO2 emissions in two phases (2009/2010 and 2015), ultimately capping SO2 emissions in affected states to 2.5 million tons annually and NOx emissions to 1.3 million tons annually. In 2008, the U.S. Court of Appeals for the District of Columbia vacated CAIR “in its entirety” and directed the EPA to “redo its analysis from the ground up.” In December 2008, the Court reconsidered its prior ruling and allowed CAIR to remain in effect to “temporarily preserve its environmental values” until the EPA replaces CAIR with a new rule consistent with the Court’s opinion. The Court ruled in a different case that a cap-and-trade program similar to CAIR, called the “NOx SIP Call,” cannot be used to satisfy certain CAA requirements (known as reasonably available control technology) for areas in non-attainment under the “8-hour” ozone NAAQS. In July 2010, the EPA proposed the CATR to replace CAIR, which remains in effect until the EPA finalizes CATR. CATR requires reductions of NOx and SO2 emissions in two phases (2012 and 2014), ultimately capping SO2 emissions in affected states to 2.6 million tons annually and NOx emissions to 1.3 million tons annually. The EPA proposed a preferred regulatory approach that allows trading of NOx and SO2 emission allowances between power plants located in the same state and severely limits interstate trading of NOx and SO2 emission allowances. The EPA also requested comment on two alternative approaches—the first eliminates interstate trading of NOx and SO2 emission allowances and the second eliminates trading of NOx and SO2 emission allowances in its entirety. Depending on the actions taken by the EPA with respect to CATR, the proposed MACT regulations discussed below and any future regulations that are ultimately implemented, FGCO’s future cost of compliance may be substantial. Management continues to assess the impact of these environmental proposals and other factors on FGCO’s facilities, particularly on the operation of its smaller, non-supercritical units. In August 2010, for example, management decided to idle certain units or operate them on a seasonal basis until developments clarify.
Hazardous Air Pollutant Emissions
The EPA’s CAMR provides for a cap-and-trade program to reduce mercury emissions from coal-fired power plants in two phases; initially, capping nationwide emissions of mercury at 38 tons by 2010 (as a “co-benefit” from implementation of SO2 and NOx emission caps under the EPA’s CAIR program) and 15 tons per year by 2018. The U.S. Court of Appeals for the District of Columbia, at the urging of several states and environmental groups, vacated the CAMR, ruling that the EPA failed to take the necessary steps to “de-list” coal-fired power plants from its hazardous air pollutant program and, therefore, could not promulgate a cap-and-trade program. On April 29, 2010, the EPA issued proposed MACT regulations requiring emissions reductions of mercury and other hazardous air pollutants from non-electric generating unit boilers. If finalized, the non-electric generating unit MACT regulations could also provide precedent for MACT standards applicable to electric generating units. On January 20, 2011, the U.S. District Court for the District of Columbia denied a motion by the EPA for an extension of the deadline to issue final rules, ordering the EPA to issue such rules by February 21, 2011. The EPA also entered into a consent decree requiring it to propose MACT regulations for mercury and other hazardous air pollutants from electric generating units by March 16, 2011, and to finalize the regulations by November 16, 2011. Depending on the action taken by the EPA and on how any future regulations are ultimately implemented, FGCO’s future cost of compliance with MACT regulations may be substantial and changes to FGCO’s operations may result.

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
On September 21, 2009, the U.S. Court of Appeals for the Second Circuit and on October 16, 2009, the U.S. Court of Appeals for the Fifth Circuit reversed and remanded lower court decisions that had dismissed complaints alleging damage from GHG emissions on jurisdictional grounds. However, a subsequent ruling from the U.S. Court of Appeals for the Fifth Circuit reinstated the lower court dismissal of a complaint alleging damage from GHG emissions. These cases involve common law tort claims, including public and private nuisance, alleging that GHG emissions contribute to global warming and result in property damages. On December 6, 2010, the U.S. Supreme Court granted a writ of certiorari to the Second Circuit in Connecticut v. AEP. Briefing and oral argument are expected to be completed in early 2011 and a decision issued in or around June 2011. While FirstEnergy is not a party to this litigation, FirstEnergy and/or one or more of its subsidiaries could be named in actions making similar allegations.
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

The EPA established new performance standards under Section 316(b) of the Clean Water Act for reducing impacts on fish and shellfish from cooling water intake structures at certain existing electric generating plants. The regulations call for reductions in impingement mortality (when aquatic organisms are pinned against screens or other parts of a cooling water intake system) and entrainment (which occurs when aquatic life is drawn into a facility’s cooling water system). The EPA has taken the position that until further rulemaking occurs, permitting authorities should continue the existing practice of applying their best professional judgment to minimize impacts on fish and shellfish from cooling water intake structures. On April 1, 2009, the U.S. Supreme Court reversed one significant aspect of the Second Circuit’s opinion and decided that Section 316(b) of the Clean Water Act authorizes the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures. The EPA is developing a new regulation under Section 316(b) of the Clean Water Act consistent with the opinions of the Supreme Court and the Court of Appeals which have created significant uncertainty about the specific nature, scope and timing of the final performance standard. FirstEnergy is studying various control options and their costs and effectiveness, including pilot testing of reverse louvers in a portion of the Bay Shore power plant’s water intake channel to divert fish away from the plant’s water intake system. On November 19, 2010, the Ohio EPA issued a permit for the Bay Shore power plant requiring installation of reverse louvers in its entire water intake channel by December 31, 2014. Depending on the results of such studies and the EPA’s further rulemaking and any final action taken by the states exercising best professional judgment, the future costs of compliance with these standards may require material capital expenditures.
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
The Utilities have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the consolidated balance sheet as of December 31, 2010, based on estimates of the total costs of cleanup, the Utilities’ proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $104 million (JCP&L — $69 million, TE — $1 million, CEI — $1 million, FGCO — $1 million and FirstEnergy — $32 million) have been accrued through December 31, 2010. Included in the total are accrued liabilities of approximately $64 million for environmental remediation of former MGPs and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC.
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

Litigation Relating to the Proposed Allegheny Merger
In connection with the proposed merger (Note 22), purported shareholders of Allegheny have filed putative shareholder class action and/or derivative lawsuits against Allegheny and its directors and certain officers, referred to as the Allegheny Energy defendants, FirstEnergy and Merger Sub. Four putative class action and derivative lawsuits were filed in the Circuit Court for Baltimore City, Maryland (Maryland Court). One was withdrawn. The Maryland Court has consolidated the remaining three cases under the caption: In re Allegheny Energy Shareholder and Derivative Litigation, C.A. No. 24-C-10-1301. Three shareholder lawsuits were filed in the Court of Common Pleas of Westmoreland County, Pennsylvania and the court has consolidated these actions under the caption: In re Allegheny Energy, Inc. Shareholder Class and Derivative, Litigation, Lead Case No. 1101 of 2010. One putative shareholder class action was filed in the U.S. District Court for the Western District of Pennsylvania and is captioned Louisiana Municipal Police Employees’ Retirement System v. Evanson, et al., C.A. No. 10-319 NBF. In summary, the lawsuits allege, among other things, that the Allegheny Energy directors breached their fiduciary duties by approving the merger agreement, and that Allegheny, FirstEnergy and Merger Sub aided and abetted in these alleged breaches of fiduciary duty. The complaints seek, among other things, jury trials, money damages and injunctive relief. While FirstEnergy believes the lawsuits are without merit and has defended vigorously against the claims, in order to avoid the costs associated with the litigation, the defendants have agreed to the terms of a disclosure-based settlement of all these shareholder lawsuits and have reached agreement with counsel for all of the plaintiffs concerning fee applications. Under the terms of the settlement, no payments are being made by FirstEnergy or Merger Sub. A formal stipulation of settlement was filed with the Maryland Court on October 18, 2010 and it was approved and became final on January 12, 2011. The separate Pennsylvania federal and state proceedings were dismissed on January 14, 2011 and January 18, 2011, respectively. The above shareholder actions have been fully and finally resolved.
Nuclear Plant Matters
During a planned refueling outage that began on February 28, 2010, FENOC conducted a non destructive examination and testing of the CRDM nozzles of the Davis-Besse reactor pressure vessel head. FENOC identified flaws in CRDM nozzles that required modification. The NRC was notified of these findings, along with federal, state and local officials. On March 17, 2010, the NRC sent a special inspection team to Davis-Besse to assess the adequacy of FENOC’s identification, analyses and resolution of the CRDM nozzle flaws and to ensure acceptable modifications were made prior to placing the RPV head back in service. After successfully completing the modifications, FENOC committed to take a number of corrective actions including strengthening leakage monitoring procedures and shutting Davis-Besse down no later than October 1, 2011, to replace the reactor pressure vessel head with nozzles made of material less susceptible to primary water stress corrosion cracking, further enhancing the safe and reliable operations of the plant. On June 29, 2010, FENOC returned Davis-Besse to service. On September 9, 2010, the NRC held a public exit meeting describing the results of the NRC special inspection team inspection of FENOC’s identification of the CRDM nozzles with flaws and the modifications to those nozzles. On October 22, 2010, the NRC issued its final report of the special inspection. The report contained three findings characterized as very low safety significance that were promptly corrected prior to plant operation.
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
Under NRC regulations, FirstEnergy must ensure that adequate funds will be available to decommission its nuclear facilities. As of December 31, 2010, FirstEnergy had approximately $2 billion invested in external trusts to be used for the decommissioning and environmental remediation of Davis-Besse, Beaver Valley, Perry and TMI-2. FirstEnergy provides an additional $15 million parental guarantee associated with the funding of decommissioning costs for these units. As required by the NRC, FirstEnergy annually recalculates and adjusts the amount of its parental guarantee, as appropriate. The values of FirstEnergy’s nuclear decommissioning trusts fluctuate based on market conditions. If the value of the trusts decline by a material amount, FirstEnergy’s obligation to fund the trusts may increase. Disruptions in the capital markets and its effects on particular businesses and the economy could also affect the values of the nuclear decommissioning trusts. The NRC issued guidance anticipating an increase in low-level radioactive waste disposal costs associated the decommissioning of FirstEnergy’s nuclear facilities. As a result, FirstEnergy’s decommissioning funding obligations are expected to increase. FirstEnergy continues to evaluate the status of its funding obligations for the decommissioning of these nuclear facilities.

On August 27, 2010, FENOC submitted an application to the NRC for renewal of the Davis-Besse Nuclear Power Station operating license for an additional twenty years, until 2037. On December 27 and 28, 2010, a group of petitioners filed a request for hearing contending that FENOC failed to adequately consider wind or solar generation, or some combination thereof, as an alternative to license extension at Davis-Besse. They further argued FENOC had failed to adequately assess the cost of a severe accident at Davis-Besse. FENOC and the NRC staff responded to this pleading on January 21, 2011, demonstrating that none of the petitioners’ arguments were admissible contentions under the National Environmental Policy Act or NRC regulations. An Atomic Safety and Licensing Board panel is expected to determine whether a hearing is necessary.
Ohio Legal Matters
On February 16, 2010, a class action lawsuit was filed in Geauga County Court of Common Pleas against FirstEnergy, CEI and OE seeking declaratory judgment and injunctive relief, as well as compensatory, incidental and consequential damages, on behalf of a class of customers related to the reduction of a discount that had previously been in place for residential customers with electric heating, electric water heating, or load management systems. The reduction in the discount was approved by the PUCO. On March 18, 2010, the named-defendant companies filed a motion to dismiss the case due to the lack of jurisdiction of the court of common pleas. The court granted the motion to dismiss on September 7, 2010. The plaintiffs appealed the decision to the Court of Appeals of Ohio, which has not yet rendered an opinion.
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
15. SEGMENT INFORMATION
Financial information for each of FirstEnergy’s reportable segments is presented in the following table. FES and the Utilities do not have separate reportable operating segments.
The Energy Delivery Services segment transmits and distributes electricity through FirstEnergy’s eight utility operating companies, serving 4.5 million customers within 36,100 square miles of Ohio, Pennsylvania and New Jersey, and purchases power for its POLR and default service requirements in Ohio, Pennsylvania and New Jersey. Its revenues are primarily derived from the delivery of electricity within FirstEnergy’s service areas, cost recovery of regulatory assets and the sale of electric generation service to retail customers who have not selected an alternative supplier (default service) in its Ohio, Pennsylvania and New Jersey franchise areas. Its results reflect the commodity costs of securing electric generation from FES and from non-affiliated power suppliers, the net PJM and MISO transmission expenses related to the delivery of the respective generation loads and the deferral and amortization of purchased power costs.
The Competitive Energy Services segment supplies electric power to end-use customers through retail and wholesale arrangements, including associated company power sales to meet all or a portion of the POLR and default service requirements of FirstEnergy’s Ohio and Pennsylvania utility subsidiaries and competitive retail sales to customers primarily in Ohio, Pennsylvania, Illinois, Maryland, Michigan and New Jersey. This business segment controls approximately 13,236 MWs of capacity and also purchases electricity to meet sales obligations. The segment’s net income is primarily derived from affiliated and non-affiliated electric generation sales revenues less the related costs of electricity generation, including purchased power and net transmission (including congestion) and ancillary costs charged by PJM and MISO to deliver energy to the segment’s customers.
The other segment contains corporate items and other businesses that are below the quantifiable threshold for separate disclosure as a reportable segment.

Segment Financial Information

	Energy	Competitive
For the Years Ended	Delivery	Energy		Reconciling
December 31,	Services	Services	Other	Adjustments	Consolidated
	(In millions)
2010
External revenues	$9,813	$3,544	$33	$(125)	$13,265
Internal revenues*	139	2,301	—	(2,366)	74

	9,952	5,845	33	(2,491)	13,339
Depreciation and amortization	1,173	254	32	9	1,468
Investment income	102	51	1	(37)	117
Net interest charges	491	129	6	54	680
Income taxes	372	158	(13)	(35)	482
Net income	607	258	(4)	(101)	760
Total assets	22,613	11,240	618	334	34,805
Total goodwill	5,551	24	—	—	5,575
Property additions	745	1,129	24	65	1,963

2009
External revenues	$11,144	$1,894	$37	$(119)	$12,956
Internal revenues*	—	2,843	—	(2,826)	17

	11,144	4,737	37	(2,945)	12,973
Depreciation and amortization	1,464	270	10	11	1,755
Investment income	139	121	—	(56)	204
Net interest charges	469	106	8	265	848
Income taxes	290	345	(265)	(125)	245
Net income	435	517	257	(219)	990
Total assets	22,978	10,584	607	135	34,304
Total goodwill	5,551	24	—	—	5,575
Property additions	750	1,262	149	42	2,203

2008
External revenues	$12,068	$1,571	$72	$(84)	$13,627
Internal revenues	—	2,968	—	(2,968)	—

	12,068	4,539	72	(3,052)	13,627
Depreciation and amortization	1,154	243	4	13	1,414
Investment income	171	(34)	6	(84)	59
Net interest charges	408	108	2	184	702
Income taxes	611	314	(53)	(95)	777
Net income	916	472	116	(165)	1,339
Total assets	23,025	9,559	539	398	33,521
Total goodwill	5,551	24	—	—	5,575
Property additions	839	1,835	176	38	2,888

*	Under the accounting standard for the effects of certain types of regulation, internal revenues are not fully offset for sales of RECs by FES to the Ohio Companies that are retained in inventory.
Reconciling adjustments to segment operating results from internal management reporting to consolidated external financial reporting primarily consist of interest expense related to holding company debt, corporate support services revenues and expenses and elimination of intersegment transactions.
Products and Services

Electricity
Year	Sales
(in millions)
2010	$12,523
2009	12,032
2008	12,693

16. NEW ACCOUNTING STANDARDS AND INTERPRETATIONS
In 2010, the FASB Emerging Issues Task Force amended the Goodwill and Other Topic of the FASB Accounting Standards Codification. The amendment requires entities with a zero or negative carrying value to assess whether it is more likely than not that a goodwill impairment exists through the consideration of qualitative factors. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. FirstEnergy does not expect this amendment to have a material effect on its financial statements.
In 2010, the FASB Emerging Issues Task Force amended the Business Combinations Topic of the FASB Accounting Standards Codification. The amendment addresses how entities prepare pro forma financial information as a result of a business combination. Under the amendment, if comparative financial statements are presented an entity should present the pro forma disclosures as if the business combination occurred at the beginning of the prior annual period. An entity must provide additional disclosures describing the nature and amount of material, nonrecurring pro forma adjustments. The amendment is effective for business combinations consummated in periods beginning after December 15, 2010. FirstEnergy will implement the amendment to Business Combinations guidance for acquisitions consummated after January 1, 2011.
17. TRANSACTIONS WITH AFFILIATED COMPANIES
FES’ and the Utilities’ operating revenues, operating expenses, investment income and interest expense include transactions with affiliated companies. These affiliated company transactions include PSAs between FES and the Utilities, support service billings from FESC and FENOC, interest on associated company notes and other transactions (see Note 7).
The Ohio Companies had a full requirements PSA with FES through December 31, 2008 to meet their POLR and default service obligations. Met-Ed and Penelec had a partial requirement PSA with FES to meet a portion of their POLR and default service obligations through the end of 2010 (see Note 9). FES is incurring interest expense through FGCO and NGC on associated company notes payable to the Ohio Companies and Penn related to the 2005 intra-system generation asset transfers. The primary affiliated company transactions for FES and the Utilities during the three years ended December 31, 2010 are as follows:

Affiliated Company Transactions — 2010	FES	OE	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Revenues:
Electric sales to affiliates	$2,227	$190	$2	$46	$—	$73	$65
Ground lease with ATSI	—	12	7	2	—	—	—
Other	88	1	7	1	—	10	—

Expenses:
Purchased power from affiliates	371	521	361	181	—	612	643
Fuel	46	—	—	—	—	—	—
Support services	620	128	64	52	94	59	58

Investment Income:
Interest income from affiliates	—	—	—	12	—	—	—
Interest income from FirstEnergy	3	—	—	—	—	—	—

Interest Expense:
Interest expense to affiliates	9	3	14	1	4	2	2
Interest expense to FirstEnergy	—	—	1	—	—	—	—

Affiliated Company Transactions — 2009	FES	OE	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Revenues:
Electric sales to affiliates	$2,826	$189	$2	$38	$—	$—	$—
Ground lease with ATSI	—	12	7	2	—	—	—
Other	30	1	6	1	—	10	—

Expenses:
Purchased power from affiliates	222	991	735	393	—	365	342
Fuel	15	—	—	—	—	—	—
Support services	584	141	62	59	91	54	57

Investment Income:
Interest income from affiliates	—	15	—	17	—	—	—
Interest income from FirstEnergy	4	1	—	—	—	1	—

Interest Expense:
Interest expense to affiliates	6	5	17	2	4	3	2
Interest expense to FirstEnergy	4	1	1	1	—	—	1

Affiliated Company Transactions — 2008	FES	OE	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Revenues:
Electric sales to affiliates	$2,968	$75	$6	$32	$—	$—	$—
Ground lease with ATSI	—	12	7	2	—	—	—
Other	6	1	12	3	1	10	1

Expenses:
Purchased power from affiliates	101	1,203	766	411	—	304	284
Fuel	5	—	—	—	—	—	—
Support services	584	146	69	71	95	57	59

Investment Income:
Interest income from affiliates	1	15	1	20	1	—	1
Interest income from FirstEnergy	12	13	—	—	—	—	—

Interest Expense:
Interest expense to affiliates	4	3	19	1	3	2	2
Interest expense to FirstEnergy	26	—	7	2	5	4	5
FirstEnergy does not bill directly or allocate any of its costs to any subsidiary company. Costs are allocated to FES and the Utilities from FESC and FENOC. The majority of costs are directly billed or assigned at no more than cost. The remaining costs are for services that are provided on behalf of more than one company, or costs that cannot be precisely identified and are allocated using formulas developed by FESC and FENOC. The current allocation or assignment formulas used and their bases include multiple factor formulas: each company’s proportionate amount of FirstEnergy’s aggregate direct payroll, number of employees, asset balances, revenues, number of customers, other factors and specific departmental charge ratios. Management believes that these allocation methods are reasonable. Intercompany transactions with FirstEnergy and its other subsidiaries are generally settled under commercial terms within thirty days.

18. SUPPLEMENTAL GUARANTOR INFORMATION
As discussed in Note 7, FES has fully and unconditionally guaranteed all of FGCO’s obligations under each of the leases associated with Bruce Mansfield Unit 1. The Consolidating Statements of Income for the three years ended December 31, 2010, Consolidating Balance Sheets as of December 31, 2010, and December 31, 2009, and Condensed Consolidating Statements of Cash Flows for the three years ended December 31, 2010, for FES (parent and guarantor), FGCO and NGC (non-guarantor) are presented below. Investments in wholly owned subsidiaries are accounted for by FES using the equity method. Results of operations for FGCO and NGC are, therefore, reflected in FES’ investment accounts and earnings as if operating lease treatment was achieved (see Note 7). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions and the entries required to reflect operating lease treatment associated with the 2007 Bruce Mansfield Unit 1 sale and leaseback transaction.

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATING STATEMENTS OF INCOME

For the Year Ended December 31, 2010	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$5,665,077	$2,435,027	$1,567,728	$(3,840,218)	$5,827,614

EXPENSES:
Fuel	30,618	1,200,432	171,789	—	1,402,839
Purchased power from affiliates	3,948,399	30,496	232,015	(3,840,218)	370,692
Purchased power from non-affiliates	1,585,207	—	—	—	1,585,207
Other operating expenses	315,767	377,534	537,281	48,758	1,279,340
Provision for depreciation	3,083	99,386	146,051	(5,224)	243,296
General taxes	23,869	42,337	27,571	—	93,777
Impairment of long-lived assets	—	383,665	—	—	383,665

Total expenses	5,906,943	2,133,850	1,114,707	(3,796,684)	5,358,816

OPERATING INCOME (LOSS)	(241,866)	301,177	453,021	(43,534)	468,798

OTHER INCOME (EXPENSE):
Investment income	4,679	908	53,615	—	59,202
Miscellaneous income, including net income from equity investees	485,467	647	56	(469,503)	16,667
Interest expense — affiliates	(240)	(7,830)	(1,685)	—	(9,755)
Interest expense — other	(95,825)	(108,543)	(65,385)	63,653	(206,100)
Capitalized interest	399	74,655	16,619	—	91,673

Total other income (expense)	394,480	(40,163)	3,220	(405,850)	(48,313)

INCOME BEFORE INCOME TAXES	152,614	261,014	456,241	(449,384)	420,485

INCOME TAXES (BENEFITS)	(116,814)	81,621	167,435	18,815	151,057

NET INCOME	$269,428	$179,393	$288,806	$(468,199)	$269,428

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATING STATEMENTS OF INCOME

For the Year Ended December 31, 2009	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$4,390,111	$2,216,237	$1,360,522	$(3,238,533)	$4,728,337

EXPENSES:
Fuel	18,416	971,021	138,026	—	1,127,463
Purchased power from affiliates	3,220,197	18,336	222,406	(3,238,533)	222,406
Purchased power from non-affiliates	996,383	—	—	—	996,383
Other operating expenses	220,660	395,330	518,473	48,762	1,183,225
Provision for depreciation	4,147	121,007	139,488	(5,249)	259,393
General taxes	18,214	44,075	24,626	—	86,915
Impairment of long-lived assets	—	6,067	—	—	6,067

Total expenses	4,478,017	1,555,836	1,043,019	(3,195,020)	3,881,852

OPERATING INCOME (LOSS)	(87,906)	660,401	317,503	(43,513)	846,485

OTHER INCOME (EXPENSE):
Investment income	5,297	683	119,246	—	125,226
Miscellaneous income (expense), including net income from equity investees	656,451	2,136	61	(645,911)	12,737
Interest expense — affiliates	(135)	(5,619)	(4,352)	—	(10,106)
Interest expense — other	(44,837)	(99,802)	(62,034)	64,553	(142,120)
Capitalized interest	212	49,577	10,363	—	60,152

Total other income (expense)	616,988	(53,025)	63,284	(581,358)	45,889

INCOME BEFORE INCOME TAXES	529,082	607,376	380,787	(624,871)	892,374

INCOME TAXES (BENEFITS)	(48,002)	207,171	135,785	20,336	315,290

NET INCOME	$577,084	$400,205	$245,002	$(645,207)	$577,084

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATING STATEMENTS OF INCOME

For the Year Ended December 31, 2008	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

REVENUES	$4,470,112	$2,275,451	$1,204,534	$(3,431,744)	$4,518,353

EXPENSES:
Fuel	16,322	1,171,993	126,978	—	1,315,293
Purchased power from affiliates	3,417,126	14,618	101,409	(3,431,744)	101,409
Purchased power from non-affiliates	778,882	—	—	—	778,882
Other operating expenses	116,972	416,723	502,096	48,757	1,084,548
Provision for depreciation	5,986	119,763	111,529	(5,379)	231,899
General taxes	19,260	46,153	22,591	—	88,004

Total expenses	4,354,548	1,769,250	864,603	(3,388,366)	3,600,035

OPERATING INCOME	115,564	506,201	339,931	(43,378)	918,318

OTHER INCOME (EXPENSE):
Investment income	10,953	2,034	(35,665)	—	(22,678)
Miscellaneous income (expense), including net income from equity investees	438,214	(5,400)	—	(431,116)	1,698
Interest expense to affiliates	(314)	(20,342)	(9,173)	—	(29,829)
Interest expense — other	(24,674)	(95,926)	(56,486)	65,404	(111,682)
Capitalized interest	142	39,934	3,688	—	43,764

Total other income (expense)	424,321	(79,700)	(97,636)	(365,712)	(118,727)

INCOME BEFORE INCOME TAXES	539,885	426,501	242,295	(409,090)	799,591

INCOME TAXES	33,475	155,100	90,247	14,359	293,181

NET INCOME	$506,410	$271,401	$152,048	$(423,449)	$506,410

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATING BALANCE SHEETS

As of December 31, 2010	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$9,273	$8	$—	$9,281
Receivables-
Customers	365,758	—	—	—	365,758
Associated companies	333,323	356,564	125,716	(338,038)	477,565
Other	21,010	55,758	12,782	—	89,550
Notes receivable from associated companies	34,331	188,796	173,643	—	396,770
Materials and supplies, at average cost	40,713	276,149	228,480	—	545,342
Derivatives	181,660	—	—	—	181,660
Prepayments and other	47,712	11,352	1,107	—	60,171

	1,024,507	897,892	541,736	(338,038)	2,126,097

PROPERTY, PLANT AND EQUIPMENT:
In service	96,371	6,197,776	5,411,852	(384,681)	11,321,318
Less — Accumulated provision for depreciation	17,039	2,020,463	2,162,173	(175,395)	4,024,280

	79,332	4,177,313	3,249,679	(209,286)	7,297,038
Construction work in progress	8,809	519,651	534,284	—	1,062,744

	88,141	4,696,964	3,783,963	(209,286)	8,359,782

INVESTMENTS:
Nuclear plant decommissioning trusts	—	—	1,145,846	—	1,145,846
Investment in associated companies	4,941,763	—	—	(4,941,763)	—
Other	374	11,128	202	—	11,704

	4,942,137	11,128	1,146,048	(4,941,763)	1,157,550

DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income tax benefits	42,986	412,427	—	(455,413)	—
Customer intangibles	133,968	—	—	—	133,968
Goodwill	24,248	—	—	—	24,248
Property taxes	—	16,463	24,649	—	41,112
Unamortized sale and leaseback costs	—	10,828	—	62,558	73,386
Derivatives	97,603	—	—	—	97,603
Other	21,018	70,810	14,463	(57,602)	48,689

	319,823	510,528	39,112	(450,457)	419,006

	$6,374,608	$6,116,512	$5,510,859	$(5,939,544)	$12,062,435

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$100,775	$418,832	$632,106	$(19,578)	$1,132,135
Short-term borrowings-
Associated companies	—	11,561	—	—	11,561
Accounts payable-
Associated companies	351,172	212,620	249,820	(346,989)	466,623
Other	139,037	102,154	—	—	241,191
Accrued taxes	3,358	36,187	30,726	(142)	70,129
Derivatives	266,411	—	—	—	266,411
Other	51,619	147,754	15,156	37,142	251,671

	912,372	929,108	927,808	(329,567)	2,439,721

CAPITALIZATION:
Total equity	3,788,245	2,514,775	2,413,580	(4,928,859)	3,787,741
Long-term debt and other long-term obligations	1,518,586	2,118,791	793,250	(1,249,752)	3,180,875

	5,306,831	4,633,566	3,206,830	(6,178,611)	6,968,616

NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	—	—	—	959,154	959,154
Accumulated deferred income taxes	—	—	448,115	(390,520)	57,595
Accumulated deferred investment tax credits	—	33,280	20,944	—	54,224
Asset retirement obligations	—	26,780	865,271	—	892,051
Retirement benefits	48,214	236,946	—	—	285,160
Property taxes	—	16,463	24,649	—	41,112
Lease market valuation liability	—	216,695	—	—	216,695
Other	107,191	23,674	17,242	—	148,107

	155,405	553,838	1,376,221	568,634	2,654,098

	$6,374,608	$6,116,512	$5,510,859	$(5,939,544)	$12,062,435

FIRSTENERGY SOLUTIONS CORP.
CONSOLIDATING BALANCE SHEETS

As of December 31, 2009	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$3	$9	$—	$12
Receivables-
Customers	195,107	—	—	—	195,107
Associated companies	305,298	175,730	134,841	(297,308)	318,561
Other	28,394	10,960	12,518	—	51,872
Notes receivable from associated companies	416,404	240,836	147,863	—	805,103
Materials and supplies, at average cost	17,265	307,079	215,197	—	539,541
Derivatives	31,485	—	—	—	31,485
Prepayments and other	48,540	18,356	9,401	—	76,297

	1,042,493	752,964	519,829	(297,308)	2,017,978

PROPERTY, PLANT AND EQUIPMENT:
In service	90,474	5,478,346	5,174,835	(386,023)	10,357,632
Less — Accumulated provision for depreciation	13,649	2,778,320	1,910,701	(171,512)	4,531,158

	76,825	2,700,026	3,264,134	(214,511)	5,826,474
Construction work in progress	6,032	2,049,078	368,336	—	2,423,446

	82,857	4,749,104	3,632,470	(214,511)	8,249,920

INVESTMENTS:
Nuclear plant decommissioning trusts	—	—	1,088,641	—	1,088,641
Investment in associated companies	4,477,602	—	—	(4,477,602)	—
Other	1,137	21,127	202	—	22,466

	4,478,739	21,127	1,088,843	(4,477,602)	1,111,107

DEFERRED CHARGES AND OTHER ASSETS:
Accumulated deferred income taxes	93,379	381,849	—	(388,602)	86,626
Customer intangibles	16,566	—	—	—	16,566
Goodwill	24,248	—	—	—	24,248
Property taxes	—	27,811	22,314	—	50,125
Unamortized sale and leaseback costs	—	16,454	—	56,099	72,553
Derivatives	28,368	—	—	—	28,368
Other	54,477	71,179	18,755	(51,114)	93,297

	217,038	497,293	41,069	(383,617)	371,783

	$5,821,127	$6,020,488	$5,282,211	$(5,373,038)	$11,750,788

LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$736	$646,402	$922,429	$(18,640)	$1,550,927
Short-term borrowings-
Associated companies	—	9,237	—	—	9,237
Accounts payable-
Associated companies	261,788	170,446	295,045	(261,201)	466,078
Other	51,722	193,641	—	—	245,363
Accrued taxes	44,213	61,055	22,777	(44,887)	83,158
Derivatives	125,609	—	—	—	125,609
Other	47,406	132,314	16,734	36,994	233,448

	531,474	1,213,095	1,256,985	(287,734)	2,713,820

CAPITALIZATION:
Common stockholder’s equity	3,514,571	2,346,515	2,119,488	(4,466,003)	3,514,571
Long-term debt and other long-term obligations	1,619,339	1,906,818	554,825	(1,269,330)	2,811,652

	5,133,910	4,253,333	2,674,313	(5,735,333)	6,326,223

NONCURRENT LIABILITIES:
Deferred gain on sale and leaseback transaction	—	—	—	992,869	992,869
Accumulated deferred income taxes	—	—	342,840	(342,840)	—
Accumulated deferred investment tax credits	—	36,359	22,037	—	58,396
Asset retirement obligations	—	25,714	895,734	—	921,448
Retirement benefits	33,144	170,891	—	—	204,035
Property taxes	—	27,811	22,314	—	50,125
Lease market valuation liability	—	262,200	—	—	262,200
Other	122,599	31,085	67,988	—	221,672

	155,743	554,060	1,350,913	650,029	2,710,745

	$5,821,127	$6,020,488	$5,282,211	$(5,373,038)	$11,750,788

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2010	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

NET CASH PROVIDED FROM (USED FOR) OPERATING ACTIVITIES	$(259,812)	$379,829	$684,745	$(18,640)	$786,122

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	—	318,520	396,850	—	715,370
Short-term borrowings, net	—	2,324	—	—	2,324
Redemptions and Repayments-
Long-term debt	(804)	(341,542)	(448,748)	18,640	(772,454)
Other	(460)	(750)	(930)	—	(2,140)

Net cash used for financing activities	(1,264)	(21,448)	(52,828)	18,640	(56,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(8,367)	(518,731)	(507,587)	—	(1,034,685)
Proceeds from asset sales	—	117,333	—	—	117,333
Sales of investment securities held in trusts	—	—	1,926,684	—	1,926,684
Purchases of investment securities held in trusts	—	—	(1,974,020)	—	(1,974,020)
Loans from (to) associated companies, net	382,073	52,040	(25,780)	—	408,333
Customer acquisition costs	(113,336)	—	—	—	(113,336)
Leasehold improvement payments to associated companies	—	—	(51,204)	—	(51,204)
Other	706	247	(11)	—	942

Net cash provided from (used for) investing activities	261,076	(349,111)	(631,918)	—	(719,953)

Net change in cash and cash equivalents	—	9,270	(1)	—	9,269
Cash and cash equivalents at beginning of period	—	3	9	—	12

Cash and cash equivalents at end of period	$—	$9,273	$8	$—	$9,281

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2009	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

NET CASH PROVIDED FROM (USED FOR) OPERATING ACTIVITIES	$(20,027)	$790,411	$621,649	$(17,744)	$1,374,289

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	1,498,087	576,800	363,515	—	2,438,402
Equity contributions from parent	—	100,000	150,000	(250,000)	—
Redemptions and Repayments-
Long-term debt	(1,766)	(320,754)	(404,383)	17,747	(709,156)
Short-term borrowings, net	(901,119)	(248,120)	(6,347)	—	(1,155,586)
Other	(12,054)	(6,157)	(3,576)	(3)	(21,790)

Net cash provided from financing activities	583,148	101,769	99,209	(232,256)	551,870

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(4,372)	(671,691)	(546,869)	—	(1,222,932)
Proceeds from asset sales	—	18,371	—	—	18,371
Sales of investment securities held in trusts	—	—	1,379,154	—	1,379,154
Purchases of investment securities held in trusts	—	—	(1,405,996)	—	(1,405,996)
Loans to associated companies, net	(309,175)	(218,890)	(147,863)	—	(675,928)
Investment in subsidiary	(250,000)	—	—	250,000	—
Other	426	(20,006)	725	—	(18,855)

Net cash used for investing activities	(563,121)	(892,216)	(720,849)	250,000	(1,926,186)

Net change in cash and cash equivalents	—	(36)	9	—	(27)
Cash and cash equivalents at beginning of period	—	39	—	—	39

Cash and cash equivalents at end of period	$—	$3	$9	$—	$12

FIRSTENERGY SOLUTIONS CORP.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2008	FES	FGCO	NGC	Eliminations	Consolidated
	(In thousands)

NET CASH PROVIDED FROM OPERATING ACTIVITIES	$40,791	$350,986	$478,047	$(16,896)	$852,928

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
Long-term debt	—	353,325	265,050	—	618,375
Equity contributions from parent	280,000	675,000	175,000	(850,000)	280,000
Short-term borrowings, net	701,119	18,571	—	(18,931)	700,759
Redemptions and Repayments-
Long-term debt	(2,955)	(293,349)	(183,132)	16,896	(462,540)
Short-term borrowings, net	—	—	(18,931)	18,931	—
Common stock dividend payment	(43,000)	—	—	—	(43,000)
Other	—	(3,107)	(2,040)	—	(5,147)

Net cash provided from financing activities	935,164	750,440	235,947	(833,104)	1,088,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(43,244)	(1,047,917)	(744,468)	—	(1,835,629)
Proceeds from asset sales	—	23,077	—	—	23,077
Sales of investment securities held in trusts	—	—	950,688	—	950,688
Purchases of investment securities held in trusts	—	—	(987,304)	—	(987,304)
Loans to associated companies, net	(83,457)	(21,946)	69,012	—	(36,391)
Investment in subsidiary	(850,000)	—	—	850,000	—
Other	744	(54,601)	(1,922)	—	(55,779)

Net cash used for investing activities	(975,957)	(1,101,387)	(713,994)	850,000	(1,941,338)

Net change in cash and cash equivalents	(2)	39	—	—	37
Cash and cash equivalents at beginning of period	2	—	—	—	2

Cash and cash equivalents at end of period	$—	$39	$—	$—	$39

19. IMPAIRMENT OF LONG-LIVED ASSETS
FirstEnergy reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The recoverability of a long-lived asset is measured by comparing its carrying value to the sum of undiscounted future cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is greater than the undiscounted cash flows, impairment exists and a loss is recognized for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value.
Coal-Fired FGCO Units
On August 12, 2010, FirstEnergy announced its intention to make operational changes at certain coal-fired FGCO units. The announcement of the operational change indicated a need to evaluate the future recoverability of the carrying value of the assets associated with the affected FGCO units. As a result of the recoverability evaluation, FirstEnergy recorded an impairment of $303 million to continuing operations of its competitive energy services segment during the year ended December 31, 2010. This impairment represents a $296 million write down of the carrying value of the assets associated with the affected FGCO units to their estimated fair value and a charge of $7 million for excessive or obsolete inventory identified as a result of the operational changes.
FirstEnergy used various assumptions in evaluating whether the FGCO units’ carrying value was recoverable. The estimated undiscounted cash flows were based on assumptions about budgeted net operating income; the impact of current market conditions on future revenues including a long-term view of future market prices; the impact of reduced customer demand; and the estimated cost of remedial retro-fitting of the FGCO units to comply with proposed changes in federal environmental laws. The result of this evaluation indicated that the carrying costs of the FGCO units were not fully recoverable.
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

Mad River
On November 10, 2010, a planned demolition of a 275-foot stack at FGCO’s Mad River Plant resulted in the demolished stack falling in the wrong direction and destroying two generating units at the Mad River plant. The accident resulted in a $5 million write-off of the total carrying value of the assets associated with the destroyed units and a charge of $1 million for fuel oil inventory deemed to be excessive or obsolete as a result of the accident. FirstEnergy recorded an impairment of $6 million to continuing operations of its competitive energy services segment for the year ended December 31, 2010.
R.E. Burger Biomass Units
In 2010 FirstEnergy announced that it was canceling its plan to repower Units 4 and 5 at its R. E. Burger Plant to generate electricity principally with biomass, and instead permanently shut down the units as of December 31, 2010. Since the Burger biomass repowering project was announced, market prices for electricity have fallen significantly and no longer supported a repowered Burger Plant. FirstEnergy’s announcement indicated a need to evaluate the future recoverability of the carrying value of the assets associated with the affected Burger units. As a result of the recoverability evaluation, FirstEnergy recorded an impairment of $72 million to continuing operations of its competitive energy services segment for the year ended December 31, 2010. This impairment represents a $69 million write down of the carrying value of the assets associated with the affected Burger units to their estimated fair value and a charge of $3 million for excessive or obsolete inventory identified as a result of the permanent shut down of the Burger units.
20. INTANGIBLE ASSETS
FES has acquired certain customer contract rights, which were capitalized as intangible assets. These rights allow FES to supply electric generation to customers, and the recorded value is being amortized ratably over the term of the related contracts. Net intangible assets of $134 million are included in other assets on FirstEnergy’s Consolidated Balance Sheet as of December 31, 2010.
The weighted-average amortization period of these certain customer contract rights as of December 31, 2010, is 9 years. For the year ended December 31, 2010, amortization expense was approximately $9 million. The expected estimated aggregate amortization expense for each of the next five years and for all years thereafter is as follows:

Future Amortization
(In millions)
2011	$12
2012	14
2013	16
2014	17
2015	17
Years thereafter	58

Total amortization	$134

21. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)
The following summarizes certain consolidated operating results by quarter for 2010 and 2009.

		Operating	Income (Loss)	Income	Earnings
		Income	Before	Taxes	Available
Three Months Ended	Revenues	(Loss)	Income Taxes	(Benefit)	To FirstEnergy
	(In millions)
FE
March 31, 2010	$3,299.0	$416.0	$260.0	$111.0	$155.0
March 31, 2009	3,334.0	346.0	169.0	54.0	119.0
June 30, 2010	3,128.0	526.0	390.0	134.0	265.0
June 30, 2009	3,271.0	802.0	656.0	248.0	414.0
September 30, 2010	3,693.0	415.0	294.0	119.0	179.0
September 30, 2009	3,408.0	487.0	358.0	128.0	234.0
December 31, 2010	3,219.0	448.0	298.0	118.0	185.0
December 31, 2009	2,960.0	244.0	52.0	(185.0)	239.0

FES
March 31, 2010	$1,388.1	$154.5	$124.3	$44.4	$79.9
March 31, 2009	1,226.1	304.3	262.5	91.8	170.7
June 30, 2010	1,314.7	215.1	202.8	68.9	133.9
June 30, 2009	1,341.2	468.9	466.6	169.2	297.4
September 30, 2010	1,553.7	(47.7)	(42.1)	(5.4)	(36.7)
September 30, 2009	1,104.6	175.7	310.8	111.2	199.7
December 31, 2010	1,571.1	146.9	135.5	43.2	92.3
December 31, 2009	1,056.4	(102.4)	(147.5)	(56.9)	(90.7)

OE
March 31, 2010	$508.4	$72.9	$55.8	$19.6	$36.0
March 31, 2009	749.0	30.2	15.7	4.0	11.5
June 30, 2010	439.4	63.4	49.2	11.9	37.2
June 30, 2009	672.2	58.8	50.5	16.9	33.5
September 30, 2010	486.6	90.1	75.6	29.3	46.1
September 30, 2009	602.5	52.8	50.6	15.9	34.6
December 31, 2010	401.7	74.0	58.6	21.2	37.4
December 31, 2009*	493.2	87.1	71.8	29.4	42.3

CEI
March 31, 2010	$330.1	$50.3	$24.8	$10.8	$13.6
March 31, 2009	449.7	(144.1)	(166.9)	(61.5)	(105.9)
June 30, 2010	295.7	56.7	30.7	8.8	21.6
June 30, 2009	475.1	98.5	74.2	26.5	47.3
September 30, 2010	328.7	64.7	38.4	13.5	24.6
September 30, 2009	435.5	61.6	35.1	9.8	25.0
December 31, 2010	266.9	43.7	17.9	5.6	11.9
December 31, 2009	315.8	64.7	36.4	15.0	20.9

*	Includes a $4.8 million adjustment that increased net income in the fourth quarter of 2009 related to prior periods. (See Note 9 for description of adjustment).

		Operating	Income (Loss)	Income	Earnings
		Income	Before	Taxes	Available
Three Months Ended	Revenues	(Loss)	Income Taxes	(Benefit)	To FirstEnergy
	(In millions)
TE
March 31, 2010	$132.5	$20.9	$12.9	$5.4	$7.5
March 31, 2009	244.8	2.2	0.9	(0.1)	1.0
June 30, 2010	120.8	14.4	8.2	0.9	7.2
June 30, 2009	226.2	10.1	9.8	3.4	6.4
September 30, 2010	144.0	27.9	20.0	6.9	13.1
September 30, 2009	213.5	10.2	7.0	(0.1)	7.1
December 31, 2010	119.4	18.5	9.6	4.4	5.2
December 31, 2009**	149.4	23.8	14.2	4.7	9.5

Met-Ed
March 31, 2010	$473.1	$34.8	$24.6	$12.3	$12.3
March 31, 2009	429.7	37.7	28.4	11.7	16.6
June 30, 2010	442.7	36.3	25.7	8.6	17.1
June 30, 2009	377.6	27.8	17.0	7.0	10.0
September 30, 2010	483.9	35.1	24.3	10.1	14.2
September 30, 2009	445.5	24.2	13.1	2.3	10.7
December 31, 2010	418.8	37.9	26.3	11.9	14.4
December 31, 2009	436.2	37.2	25.6	7.6	18.2

Penelec
March 31, 2010	$403.5	$50.0	$34.5	$17.2	$17.3
March 31, 2009	388.6	44.2	31.8	13.1	18.7
June 30, 2010	366.5	34.9	18.8	5.8	13.0
June 30, 2009	331.7	36.0	25.1	10.2	14.8
September 30, 2010	389.9	41.0	25.1	5.3	19.8
September 30, 2009	355.5	32.3	21.8	6.0	15.8
December 31, 2010	380.0	38.0	22.3	12.9	9.4
December 31, 2009	373.1	49.4	32.4	16.4	16.1

JCP&L
March 31, 2010	$703.7	$80.2	$52.8	$23.5	$29.2
March 31, 2009	773.7	77.1	50.1	22.6	27.6
June 30, 2010	720.6	111.7	83.4	33.5	49.9
June 30, 2009	708.1	95.4	67.9	29.8	38.1
September 30, 2010	968.5	175.7	147.3	64.4	82.9
September 30, 2009	868.2	133.7	105.6	43.4	62.2
December 31, 2010	634.3	85.9	56.9	26.9	30.1
December 31, 2009	642.7	84.1	55.7	13.0	42.6

**	Includes a $2.5 million adjustment that increased net income in the fourth quarter of 2009 related to prior periods. (See Note 9 for description of adjustment).

22. PROPOSED MERGER WITH ALLEGHENY
As previously disclosed, on February 10, 2010, FirstEnergy entered into an Agreement and Plan of Merger, subsequently amended on June 4, 2010 (Merger Agreement), with Element Merger Sub, Inc., a Maryland corporation, its wholly-owned subsidiary (Merger Sub) and Allegheny, a Maryland corporation. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub would merge with and into Allegheny with Allegheny continuing as the surviving corporation and a wholly-owned subsidiary of FirstEnergy. Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Allegheny common stock, including grants of restricted common stock, would automatically be converted into the right to receive 0.667 of a share of common stock of FirstEnergy, and Allegheny stockholders would own approximately 27% of the combined company. FirstEnergy would also assume all outstanding Allegheny debt.
Pursuant to the Merger Agreement, completion of the merger is conditioned upon, among other things, shareholder approval of both companies, which was received on September 14, 2010; the SEC’s clearance of a registration statement registering the FirstEnergy common stock to be issued in connection with the merger, which occurred on July 16, 2010. Approval of the merger was received from the VSCC on September 9, 2010. Approval from the FERC and from the PSCWV was received on December 16, 2010. Approval from the MDPSC was received on January 18, 2011. On January 7, 2011, we were notified by the DOJ that it had completed its review of the merger and closed its investigation. The proposed merger is also conditioned upon receipt of the approval of the PPUC. The Merger Agreement also contains certain termination rights for both FirstEnergy and Allegheny, and further provides for the payment of fees and expenses upon termination under specified circumstances.
FirstEnergy and Allegheny currently anticipate completing the merger in the first quarter of 2011. Although FirstEnergy and Allegheny believe that they will receive the required authorizations, approvals and consents to complete the merger, there can be no assurance as to the timing of these authorizations, approvals and consents or as to FirstEnergy’s and Allegheny’s ultimate ability to obtain such authorizations, consents or approvals (or any additional authorizations, approvals or consents which may otherwise become necessary) or that such authorizations, approvals or consents will be obtained on terms and subject to conditions satisfactory to Allegheny and FirstEnergy. Further information concerning the proposed merger is included in the Registration Statement filed by FirstEnergy with the SEC in connection with the merger.
In connection with the proposed merger, FirstEnergy recorded approximately $65 million ($47 million after tax) of merger transaction costs in the year ended December 31, 2010. These costs are expensed as incurred.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES — FIRSTENERGY
Evaluation of Disclosure Controls and Procedures
The Chief Executive Officers and Chief Financial Officers of FirstEnergy, FES, OE, CEI, TE, JCP&L, Met-Ed and Penelec have reviewed and evaluated the registrants’ disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as of the end date covered by this report. Based upon this evaluation, the respective Chief Executive Officer and Chief Financial Officer concluded that each registrant’s disclosure controls and procedures were effective as of December 31, 2010.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework, management conducted an evaluation of the effectiveness of each registrant’s internal control over financial reporting under the supervision of each registrant’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, management concluded that each registrant’s internal control over financial reporting was effective as of December 31, 2010. The effectiveness of FirstEnergy’s internal control over financial reporting, as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein. The effectiveness of internal control over financial reporting of FES, OE, CEI, TE, JCP&L, Met-Ed and Penelec, as of December 31, 2010, has not been audited by the registrants’ independent registered public accounting firm.
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting for each registrant.

ITEM 9B.	OTHER INFORMATION
Signal Peak Mine Safety
FirstEnergy, through its FEV wholly-owned subsidiary, has a 50% interest in Global Mining Group LLC, a joint venture that owns Signal Peak which is a company that constructed and operates the Bull Mountain Mine No. 1 (Mine), an underground coal mine near Roundup, Montana. The operation of the Mine is subject to regulation by the Federal Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977 (Mine Act).
Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which was enacted on July 21, 2010, contains new reporting requirements regarding mine safety, including, to the extent applicable, disclosing in periodic reports filed under the Securities Exchange Act of 1934 the receipt of certain notifications from the MSHA.
On November 19, 2010, Signal Peak received a letter from MSHA placing it on notice that the Mine has a potential pattern of violations of mandatory health or safety standards under Section 104(e) of the Mine Act. If implemented, Section 104(e) requires all subsequent violations designated as Significant and Substantial be issued as closure orders with all persons withdrawn from the affected area except those necessary to correct the violation.
In addition, Signal Peak received the following notices of violation and proposed assessments for the Mine under the Mine Act during the three months ended December 31, 2010:

Signal
Peak
Number of significant and substantial violations of mandatory health or safety standards under 104*	6
Number of orders issued under 104(b)*	—

Number of citations and orders for unwarrantable failure to comply with mandatory health or safety standards under 104(d)*	2
Number of flagrant violations under 110(b)(2)*	—
Number of imminent danger orders issued under 107(a)*	—
MSHA written notices under Mine Act section 104(e)* of a pattern of violation of mandatory health or safety standards or of the potential to have such a pattern	1
Pending Mine Safety Commission legal actions (including any contested citations issued)	1

Number of mining-related fatalities	—
Total dollar value of proposed assessments	$1,188

*	References to sections under the Mine Act
The inclusion of this information in this report is not an admission by FirstEnergy that it controls Signal Peak or that Signal Peak is FirstEnergy’s subsidiary for purposes of Section 1503 or for any other purpose.
More detailed information about the Mine, including safety-related data, can be found at MSHA’s website, www.MSHA.gov. Signal Peak operates the Mine under the MSHA identification number 2401950.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10, with respect to identification of FirstEnergy’s directors and with respect to reports required to be filed under Section 16 of the Securities Exchange Act of 1934, is incorporated herein by reference to FirstEnergy’s 2011 Proxy Statement filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934 and, with respect to identification of executive officers, to “Part I, Item 1. Business — Executive Officers” herein.
The Board of Directors, upon recommendation of the Corporate Governance and Audit Committees, has determined that Ernest J. Novak, Jr., an independent director, is the audit committee financial expert.
FirstEnergy makes available on its Web site at http://www.firstenergycorp.com/ir its Corporate Governance Policies and the charters for each of the following committees of the Board of Directors: Audit; Compensation; Corporate Governance; Finance; and Nuclear.
FirstEnergy has adopted a Code of Business Conduct, which applies to all employees, including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer. In addition, the Board of Directors has its own Code of Business Conduct. These Codes can be found on the Web site provided in the previous paragraph.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated herein by reference to FirstEnergy’s 2011 Proxy Statement filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated herein by reference to FirstEnergy’s 2011 Proxy Statement filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference to FirstEnergy’s 2011 Proxy Statement filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
A summary of the audit and audit-related fees rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2010 and 2009 are as follows:

	Audit Fees(1)		Audit-Related Fees(2)
Company	2010	2009	2010	2009
	(In thousands)
FES	$1,181	$991	$—	$—
OE	636	1,019	—	—
CEI	542	734	—	—
TE	589	626	—	—
JCP&L	589	715	—	—
Met-Ed	495	607	—	—
Penelec	495	613	—	—
FirstEnergy and other subsidiaries	976	690	548	—

Total FirstEnergy	$5,503	$5,995	$548	$—

(1)
Professional services rendered for the audits of FirstEnergy’s annual financial statements and reviews of financial statements included in FirstEnergy’s Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters and consents for financings and filings made with the SEC.

(2)	Professional services rendered in 2010 related to due diligence activities in connection with the proposed acquisition of Allegheny.

Tax and Other Fees
PricewaterhouseCoopers LLP billed to FirstEnergy and its subsidiaries $134,000 for tax services and no fees for other services in 2010 — there were no other fees billed for tax or other services in 2009. Tax services rendered in 2010 related to the preparation and support of Signal Peak and Global Rail Group tax returns.
Additional information required by this item is incorporated herein by reference to FirstEnergy’s 2011 Proxy Statement filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report on Form 10-K:
1. Financial Statements:
Management’s Report on Internal Control Over Financial Reporting for FirstEnergy Corp., FES, OE, CEI, TE, JCP&L, Met-Ed, and Penelec is listed under Item 8 herein.
Reports of Independent Registered Public Accounting Firm for FirstEnergy Corp., FES, OE, CEI, TE, JCP&L, Met-Ed, and Penelec are listed under Item 8 herein.
The financial statements filed as a part of this report for FirstEnergy Corp., FES, OE, CEI, TE, JCP&L, Met-Ed, and Penelec are listed under Item 8 herein.
2. Financial Statement Schedules:
Reports of Independent Registered Public Accounting Firm as to Schedules for FirstEnergy Corp., FES, OE, CEI, TE, JCP&L, Met-Ed, and Penelec are included herein on pages 132, 133, 134, 135, 136, 137, 138 and 139.
Schedule II — Consolidated Valuation and Qualifying Accounts for FirstEnergy Corp., FES, OE, CEI, TE, JCP&L, Met-Ed, and Penelec are included herein on pages 306, 307, 308, 309, 310, 311, 312 and 313.
3. Exhibits — FirstEnergy

Exhibit
Number

2-1 †
Agreement and Plan of Merger, dated as of February 10, 2010, by and among FirstEnergy Corp., Element Merger Sub, Inc. and Allegheny Energy, Inc. (incorporated by reference to FE’s Form 8-K filed February 11, 2010, Exhibit 2.1, File No. 333-21011)

3-1	Amended Articles of Incorporation of FirstEnergy Corp. (incorporated by reference to FE’s Form 10-K filed February 19, 2010, Exhibit 3-1, File No. 333-21011)

3-2	FirstEnergy Corp. Amended Code of Regulations. (incorporated by reference to FE’s Form 10-K filed February 25, 2009, Exhibit 3.1, File No. 333-21011)

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

Exhibit
Number

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

Exhibit
Number

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

(B) 10-27
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

(C) 10-32
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

(B) 10-39
Employment Agreement between FirstEnergy Corp. and Gary R. Leidich, dated February 26, 2008 (incorporated by reference to FE’s Form 10-K filed February 29, 2008, Exhibit 10-88, File No. 333-21011), as amended on January 29, 2010. (incorporated by reference to FE’s Form 10-K filed February 19, 2010, Exhibit 10-39, File No. 333-21011)

(B) 10-40
Form of Restricted Stock Unit Agreement for Gary R. Leidich (per Employment Agreement dated February 26, 2008). (incorporated by reference to FE’s Form 10-K filed February 29, 2008, Exhibit 10-90, File No. 333-21011)

Exhibit
Number

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

(B) 10-43	Form of Performance-Adjusted Restricted Stock Unit Award Agreement as of March 3, 2008. (incorporated by reference to FE’s Form 10-K filed February 29, 2008, Exhibit 10-93, File No. 333-21011)

(B) 10-44	Form of 2008-2010 Performance Share Award Agreement effective January 1, 2008. (incorporated by reference to FE’s Form 10-K filed February 29, 2008, Exhibit 10-94, File No. 333-21011)

(B) 10-46	Form of 2009-2011 Performance Share Award Agreement effective January 1, 2009 (incorporated by reference to FE’s Form 10-K filed February 25, 2009, Exhibit 10-48, File No. 333-21011)

(B) 10-47	Form of Performance-Adjusted Restricted Stock Unit Award Agreement as of March 2, 2009 (incorporated by reference to FE’s Form 10-K filed February 25, 2009, Exhibit 10-49, File No. 333-21011)

(B) 10-48	Form of 2010-2012 Performance Share Award Agreement effective January 1, 2010 (incorporated by reference to FE’s Form 10-K filed February 19, 2010, Exhibit 10-48, File No. 333-21011)

(B) 10-49	Form of Performance-Adjusted Restricted Stock Unit Award Agreement as of March 8, 2010 (incorporated by reference to FE’s Form 10-K filed February 19, 2010, Exhibit 10-49, File No. 333-21011)

(B) 10-50	Form of Director Indemnification Agreement (incorporated by reference to FE’s 10-Q filed May 7, 2009, Exhibit 10.1, File No. 333-21011)

(B) 10-51	Form of Management Director Indemnification Agreement (incorporated by reference to FE’s 10-Q filed May 7, 2009, Exhibit 10.2, File No. 333-21011)

(B) 10-52
Amended FirstEnergy Corp. Deferred Compensation Plan for Outside Directors, amended and restated as of September 21, 2010 (incorporated by reference to FE’s 10-Q filed October 26, 2010, Exhibit 10.1, File No. 333-21011)

(B) 10-53
Amended FirstEnergy Corp. Executive Deferred Compensation Plan, amended and restated as of September 21, 2010 (incorporated by reference to FE’s 10-Q filed October 26, 2010, Exhibit 10.2, File No. 333-21011)

10-54
Signal Peak Credit Agreement, including the forms of the guaranty and pledge agreement attached as exhibits thereto (incorporated by reference to FE’s 10-Q filed October 26, 2010, Exhibit 10.3, File No. 333-21011)

(A) 12-1	Consolidated ratios of earnings to fixed charges.

(A) 21	List of Subsidiaries of the Registrant at December 31, 2010.

(A) 23-1	Consent of Independent Registered Public Accounting Firm.

(A) 31-1	Certification of chief executive officer, as adopted pursuant to Rule 13a-15(e)/15d-15(e).

(A) 31-2	Certification of chief financial officer, as adopted pursuant to Rule 13a-15(e)/15d-15(e).

(A) 32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. §1350.

†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish the omitted schedules to the Securities and Exchange Commission upon request by the Commission

(A)	Provided herein in electronic format as an exhibit.

(B)	Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.

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

3. Exhibits — FES

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

4-1	(a)
First Supplemental Indenture dated as of June 25, 2008 (including Form of First Mortgage Bonds, Guarantee Series A of 2008 due 2009 and Form First Mortgage Bonds, Guarantee Series B of 2008 due 2009). (incorporated by reference to FES’ 10-Q filed May 7, 2009, Exhibit 4.1(a), File No. 333-145140-01)

4-1	(b)
Second Supplemental Indenture dated as of March 1, 2009 (including Form of First Mortgage Bonds, Guarantee Series A of 2009 due 2014 and Form of First Mortgage Bonds, Guarantee Series B of 2009 due 2023). (incorporated by reference to FES’ 10-Q filed May 7, 2009, Exhibit 4.1(b), File No. 333-145140-01)

4-1	(c)
Third Supplemental Indenture dated as of March 31, 2009 (including Form of First Mortgage Bonds, Collateral Series A of 2009 due 2011). (incorporated by reference to FES’ 10-Q filed May 7, 2009, Exhibit 4.1(c), File No. 333-145140-01)

4-1	(d)
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

4-1	(e)
Fifth Supplemental Indenture, dated as of June 30, 2009 (including Form of First Mortgage Bonds, Guarantee Series F of 2009 due 2047, Form of First Mortgage Bonds, Guarantee Series G of 2009 due 2018 and Form of First Mortgage Bonds, Guarantee Series H of 2009 due 2018). (incorporated by reference to FES’ Form 8-K filed July 6, 2009, Exhibit 4.2, File No. 333-145140-01)

4-1	(f)
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

4-2	(a)
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

4-2	(b)
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

4-2	(c)
Third Supplemental Indenture, dated as of December 1, 2009 (including Form of First Mortgage Bonds, Collateral Series K of 2009 due 2012). (incorporated by reference to FES’ Form 8-K filed December 4, 2009, Exhibit 4.1, File No. 000-53742)

4-3
Indenture, dated as of August 1, 2009, between FirstEnergy Solutions Corp. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to FES’ Form 8-K filed August 7, 2009, Exhibit 4.1, File No. 000-53742)

4-3	(a)
First Supplemental Indenture, dated as of August 1, 2009 (including Form of 4.80% Senior Notes due 2015, Form of 6.05% Senior Notes due 2021 and Form of 6.80% Senior Notes due 2039). (incorporated by reference to FES’ Form 8-K filed August 7, 2009, Exhibit 4.2, File No. 000-53742)

10-1		Form of 6.85% Exchange Certificate due 2034. (incorporated by reference to FES’ Form S-4 filed August 6, 2007, Exhibit 4.1, File No. 333-145140-01)

10-2		Guaranty of FirstEnergy Solutions Corp., dated as of July 1, 2007. (incorporated by reference to FE’s Form 8-K/A filed August 2, 2007, Exhibit 10-9, File No. 333-21011)

10-3
Indenture of Trust, Open-End Mortgage and Security Agreement, dated as of July 1, 2007, between the applicable Lessor and The Bank of New York Trust Company, N.A., as Indenture Trustee. (incorporated by reference to FE’s Form 8-K/A filed August 2, 2007, Exhibit 10-3, File No. 333-21011)

10-4		6.85% Lessor Note due 2034. (incorporated by reference to FE’s Form 8-K/A filed August 2, 2007, Exhibit 10-3, File No. 333-21011)

10-6
Participation Agreement, dated as of June 26, 2007, among FirstEnergy Generation Corp., as Lessee, FirstEnergy Solutions Corp., as Guarantor, the applicable Lessor, U.S. Bank Trust National Association, as Trust Company, the applicable Owner Participant, The Bank of New York Trust Company, N.A., as Indenture Trustee, and The Bank of New York Trust Company, N.A., as Pass Through Trustee. (incorporated by reference to FE’s Form 8-K/A filed August 2, 2007, Exhibit 10-1, File No. 333-21011)

10-7
Trust Agreement, dated as of June 26, 2007, between the applicable Owner Participant and U.S. Bank Trust National Association, as Owner Trustee. (incorporated by reference to FE’s Form 8-K/A filed August 2, 2007, Exhibit 10-2, File No. 333-21011)

10-8
Pass Through Trust Agreement, dated as of June 26, 2007, among FirstEnergy Generation Corp., FirstEnergy Solutions Corp., and The Bank of New York Trust Company, N.A., as Pass Through Trustee. (incorporated by reference to FE’s Form 8-K/A filed August 2, 2007, Exhibit 10-12, File No. 333-21011)

10-9
Bill of Sale and Transfer, dated as of July 1, 2007, between FirstEnergy Generation Corp. and the applicable Lessor. (incorporated by reference to FE’s Form 8-K/A filed August 2, 2007, Exhibit 10-5, File No. 333-21011)

10-10
Facility Lease Agreement, dated as of July 1, 2007, between FirstEnergy Generation Corp. and the applicable Lessor. (incorporated by reference to FE’s Form 8-K/A filed August 2, 2007, Exhibit 10-6, File No. 333-21011)

10-11
Site Lease, dated as of July 1, 2007, between FirstEnergy Generation Corp. and the applicable Lessor. (incorporated by reference to FE’s Form 8-K/A filed August 2, 2007, Exhibit 10-7, File No. 333-21011)

10-12
Site Sublease, dated as of July 1, 2007, between FirstEnergy Generation Corp. and the applicable Lessor. (incorporated by reference to FE’s Form 8-K/A filed August 2, 2007, Exhibit 10-8, File No. 333-21011)

10-13
Support Agreement, dated as of July 1, 2007, between FirstEnergy Generation Corp. and the applicable Lessor. (incorporated by reference to FE’s Form 8-K/A filed August 2, 2007, Exhibit 10-10, File No. 333-21011)

10-14
Second Amendment to the Bruce Mansfield Units 1, 2, and 3 Operating Agreement, dated as of July 1, 2007, between FirstEnergy Generation Corp., The Cleveland Electric Illuminating Company and The Toledo Edison Company. (incorporated by reference to FE’s Form 8-K/A filed August 2, 2007, Exhibit 10-11, File No. 333-21011)

10-15
OE Fossil Purchase and Sale Agreement by and between Ohio Edison Company (Seller) and FirstEnergy Generation Corp. (Purchaser). (incorporated by reference to FE’s Form 10-Q filed August 1, 2005, Exhibit 10.2, File No. 333-21011)

10-16
CEI Fossil Purchase and Sale Agreement by and between The Cleveland Electric Illuminating Company (Seller) and FirstEnergy Generation Corp. (Purchaser). (incorporated by reference to FE’s Form 10-Q filed August 1, 2005, Exhibit 10.6, File No. 333-21011)

10-17
TE Fossil Purchase and Sale Agreement by and between The Toledo Edison Company (Seller) and FirstEnergy Generation Corp. (Purchaser). (incorporated by reference to FE’s Form 10-Q filed August 1, 2005, Exhibit 10.2, File No. 333-21011)

10-18
Agreement, dated August 26, 2005, by and between FirstEnergy Generation Corp. and Bechtel Power Corporation. (incorporated by reference to FE’s Form 10-Q filed November 2, 2005, Exhibit 10-2, File No. 333-21011)

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

(C) 10-54	(a)
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

3. Exhibits — OE

2-1
Agreement and Plan of Merger, dated as of September 13, 1996, between Ohio Edison Company and Centerior Energy Corporation. (incorporated by reference to OE’s Form 8—K filed September 17, 1996, Exhibit 2—1, File No. 001-02578)

3-1
Amended and Restated Articles of Incorporation of Ohio Edison Company, Effective December 18, 2007. (incorporated by reference to OE’s Form 10-K filed February 29, 2008, Exhibit 3-4, File No. 001-02578)

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

4-1	(a)	February 1, 2003 (incorporated by reference to OE’s Form 10-K filed March 15, 2004, Exhibit 4-4, File No. 001-02578)

4-1	(b)	March 1, 2003 (incorporated by reference to OE’s Form 10-K filed March 15, 2004, Exhibit 4-5, File No. 001-02578)

4-1	(c)	August 1, 2003 (incorporated by reference to OE’s Form 10-K filed March 15, 2004, Exhibit 4-6, File No. 001-02578)

4-1	(d)	June 1, 2004 (incorporated by reference to OE’s Form 10-K filed March 10, 2005, Exhibit 4-4, File No. 001-02578)

4-1	(e)	December 1, 2004 (incorporated by reference to OE’s Form 10-K filed March 10, 2005, Exhibit 4-4, File No. 001-02578)

4-1	(f)	April 1, 2005 (incorporated by reference to OE’s Form 10-Q filed August 1, 2005, Exhibit 4-4, File No. 001-02578)

4-1	(g)	April 15, 2005 (incorporated by reference to OE’s Form 10-Q filed August 1, 2005, Exhibit 4-5, File No. 001-02578)

4-1	(h)	June 1, 2005 (incorporated by reference to OE’s Form 10-Q filed August 1, 2005, Exhibit 4-6, File No. 001-02578)

4-1	(i)	October 1, 2008 (incorporated by reference to OE’s Form 8-K filed October 22, 2008, Exhibit 4.1, File No. 001-02578)

4-2
Indenture dated as of April 1, 2003 between Ohio Edison Company and The Bank of New York, as Trustee. (incorporated by reference to OE’s Form 10-K filed March 15, 2004, Exhibit 4-3, File No. 001-02578)

4-2	(a)
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
3. Exhibits — Common Exhibits for CEI and TE

Exhibit
Number

2-1
Agreement and Plan of Merger between Ohio Edison Company and Centerior Energy dated as of September 13, 1996. (incorporated by reference to FE’s Form S-4 filed February 3, 1997, Exhibit (2)-1, File No. 333-21011)

Exhibit
Number

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

Exhibit
Number

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

Exhibit
Number

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

Exhibit
Number

10-42
Revised Power Supply Agreement, dated December 8, 2006, among FirstEnergy Solutions Corp., Ohio Edison Company, The Cleveland Electric Illuminating Company and The Toledo Edison Company. (incorporated by reference to FES’ Form S-4/A filed August 20, 2007, Exhibit 10.34, File No. 333-145140-01)

3. Exhibits — CEI

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

Supplemental Indentures between The Cleveland Electric Illuminating Company and the Trustee, supplemental to Exhibit 4-1, dated as follows:

4-1(a)	July 1, 1940 (incorporated by reference to File No. 2-4450, Exhibit 7(b))

4-1(b)	August 18, 1944 (incorporated by reference to File No. 2-9887, Exhibit 4(c))

4-1(c)	December 1, 1947 (incorporated by reference to File No. 2-7306, Exhibit 7(d))

4-1(d)	September 1, 1950 (incorporated by reference to File No. 2-8587, Exhibit 7(c))

4-1(e)	June 1, 1951 (incorporated by reference to File No. 2-8994, Exhibit 7(f))

4-1(f)	May 1, 1954 (incorporated by reference to File No. 2-10830, Exhibit 4(d))

4-1(g)	March 1, 1958 (incorporated by reference to File No. 2-13839, Exhibit 2(a)(4))

4-1(h)	April 1, 1959 (incorporated by reference to File No. 2-14753, Exhibit 2(a)(4))

4-1(i)	December 20, 1967 (incorporated by reference to File No. 2-30759, Exhibit 2(a)(4))

4-1(j)	January 15, 1969 (incorporated by reference to File No. 2-30759, Exhibit 2(a)(5))

4-1(k)	November 1, 1969 (incorporated by reference to File No. 2-35008, Exhibit 2(a)(4))

4-1(l)	June 1, 1970 (incorporated by reference to File No. 2-37235, Exhibit 2(a)(4))

4-1(m)	November 15, 1970 (incorporated by reference to File No. 2-38460, Exhibit 2(a)(4))

4-1(n)	May 1, 1974 (incorporated by reference to File No. 2-50537, Exhibit 2(a)(4))

4-1(o)	April 15, 1975 (incorporated by reference to File No. 2-52995, Exhibit 2(a)(4))

4-1(p)	April 16, 1975 (incorporated by reference to File No. 2-53309, Exhibit 2(a)(4))

4-1(q)	May 28, 1975 (incorporated by reference to Form 8-A filed June 5, 1975, Exhibit 2(c), File No. 1-2323)

4-1(r)	February 1, 1976 (incorporated by reference to 1975 Form 10-K, Exhibit 3(d)(6), File No. 1-2323)

4-1(s)	November 23, 1976 (incorporated by reference to File No. 2-57375, Exhibit 2(a)(4))

4-1(t)	July 26, 1977 (incorporated by reference to File No. 2-59401, Exhibit 2(a)(4))

4-1(u)	September 7, 1977 (incorporated by reference to File No. 2-67221, Exhibit 2(a)(5))

4-1(v)	May 1, 1978 (incorporated by reference to June 1978 Form 10-Q, Exhibit 2(b), File No. 1-2323)

4-1(w)	September 1, 1979 (incorporated by reference to September 1979 Form 10-Q, Exhibit 2(a), File No. 1-2323)

4-1(x)	April 1, 1980 (incorporated by reference to September 1980 Form 10-Q, Exhibit 4(a)(2), File No. 1-2323)

4-1(y)	April 15, 1980 (incorporated by reference to September 1980 Form 10-Q, Exhibit 4(b), File No. 1-2323)

4-1(z)	May 28, 1980 (incorporated by reference to Amendment No. 1, Exhibit 2(a)(4), File No. 2-67221)

4-1(aa)	June 9, 1980 (incorporated by reference to September 1980 Form 10-Q, Exhibit 4(d), File No. 1-2323)

4-1(bb)	December 1, 1980 (incorporated by reference to 1980 Form 10-K, Exhibit 4(b)(29), File No. 1-2323)

4-1(cc)	July 28, 1981 (incorporated by reference to September 1981 Form 10-Q, Exhibit 4(a), File No. 1-2323)

4-1(dd)	August 1, 1981 (incorporated by reference to September 1981 Form 10-Q, Exhibit 4(b), File No. 1-2323)

4-1(ee)	March 1, 1982 (incorporated by reference to Amendment No. 1, Exhibit 4(b)(3), File No. 2-76029)

4-1(ff)	July 15, 1982 (incorporated by reference to September 1982 Form 10-Q, Exhibit 4(a), File No. 1-2323)

4-1(gg)	September 1, 1982 (incorporated by reference to September 1982 Form 10-Q, Exhibit 4(a)(1), File No. 1-2323)

4-1(hh)	November 1, 1982 (incorporated by reference to September 1982 Form 10-Q, Exhibit (a)(2), File No. 1-2323)

4-1(ii)	November 15, 1982 (incorporated by reference to 1982 Form 10-K, Exhibit 4(b)(36), File No. 1-2323)

4-1(jj)	May 24, 1983 (incorporated by reference to June 1983 Form 10-Q, Exhibit 4(a), File No. 1-2323)

4-1(kk)	May 1, 1984 (incorporated by reference to June 1984 Form 10-Q, Exhibit 4, File No. 1-2323)

4-1(ll)	May 23, 1984 (incorporated by reference to Form 8-K dated May 22, 1984, Exhibit 4, File No. 1-2323)

4-1(mm)	June 27, 1984 (incorporated by reference to Form 8-K dated June 11, 1984, Exhibit 4, File No. 1-2323)

4-1(nn)	September 4, 1984 (incorporated by reference to 1984 Form 10-K, Exhibit 4b(41), File No. 1-2323)

4-1(oo)	November 14, 1984 (incorporated by reference to 1984 Form 10 K, Exhibit 4b(42), File No. 1-2323)

4-1(pp)	November 15, 1984 (incorporated by reference to 1984 Form 10-K, Exhibit 4b(43), File No. 1-2323)

4-1(qq)	April 15, 1985 incorporated by reference to (Form 8-K dated May 8, 1985, Exhibit 4(a), File No. 1-2323)

4-1(rr)	May 28, 1985 (incorporated by reference to Form 8-K dated May 8, 1985, Exhibit 4(b), File No. 1-2323)

4-1(ss)	August 1, 1985 (incorporated by reference to September 1985 Form 10-Q, Exhibit 4, File No. 1-2323)

4-1(tt)	September 1, 1985 (incorporated by reference to Form 8-K dated September 30, 1985, Exhibit 4, File No. 1-2323)

4-1(uu)	November 1, 1985 (incorporated by reference to Form 8-K dated January 31, 1986, Exhibit 4, File No. 1-2323)

4-1(vv)	April 15, 1986 (incorporated by reference to March 1986 Form 10-Q, Exhibit 4, File No. 1-2323)

4-1(ww)	May 14, 1986 (incorporated by reference to June 1986 Form 10-Q, Exhibit 4(a), File No. 1-2323)

4-1(xx)	May 15, 1986 (incorporated by reference to June 1986 Form 10-Q, Exhibit 4(b), File No. 1-2323)

4-1(yy)	February 25, 1987 (incorporated by reference to 1986 Form 10-K, Exhibit 4b(52), File No. 1-2323)

4-1(zz)	October 15, 1987 (incorporated by reference to September 1987 Form 10-Q, Exhibit 4, File No. 1-2323)

4-1(aaa)	February 24, 1988 (incorporated by reference to 1987 Form 10-K, Exhibit 4b(54), File No. 1-2323)

4-1(bbb)	September 15, 1988 (incorporated by reference to 1988 Form 10-K, Exhibit 4b(55), File No. 1-2323)

4-1(ccc)	May 15, 1989 (incorporated by reference to File No. 33-32724, Exhibit 4(a)(2)(i))

4-1(ddd)	June 13, 1989 (incorporated by reference to File No. 33-32724, Exhibit 4(a)(2)(ii))

4-1(eee)	October 15, 1989 (incorporated by reference to File No. 33-32724, Exhibit 4(a)(2)(iii))

4-1(fff)	January 1, 1990 (incorporated by reference to 1989 Form 10-K, Exhibit 4b(59), File No. 1-2323)

4-1(ggg)	June 1, 1990 (incorporated by reference to September 1990 Form 10-Q, Exhibit 4(a), File No. 1-2323)

4-1(hhh)	August 1, 1990 (incorporated by reference to September 1990 Form 10-Q, Exhibit 4(b), File No. 1-2323)

4-1(iii)	May 1, 1991 (incorporated by reference to June 1991 Form 10-Q, Exhibit 4(a), File No. 1-2323)

4-1(jjj)	May 1, 1992 (incorporated by reference to File No. 33-48845, Exhibit 4(a)(3))

4-1(kkk)	July 31, 1992 (incorporated by reference to File No. 33-57292, Exhibit 4(a)(3))

4-1(lll)	January 1, 1993 (incorporated by reference to 1992 Form 10-K, Exhibit 4b(65), File No. 1-2323)

4-1(mmm)	February 1, 1993 (incorporated by reference to 1992 Form 10-K, Exhibit 4b(66), File No. 1-2323)

4-1(nnn)	May 20, 1993 (incorporated by reference to Form 8-K dated July 14, 1993, Exhibit 4(a), File No. 1-2323)

4-1(ooo)	June 1, 1993 (incorporated by reference to Form 8-K dated July 14, 1993, Exhibit 4(b), File No. 1-2323)

4-1(ppp)	September 15, 1994 (incorporated by reference to CEI’s Form 10-Q filed November 14, 1994, Exhibit 4(a), File No. 001-02323)

4-1(qqq)	May 1, 1995 (incorporated by reference to CEI’s Form 10-Q filed November 13, 1995, Exhibit 4(a), File No. 001-02323)

4-1(rrr)	May 2, 1995 (incorporated by reference to CEI’s Form 10-Q filed November 13, 1995, Exhibit 4(b) , File No. 001-02323)

4-1(sss)	June 1, 1995 (incorporated by reference to CEI’s Form 10-Q filed November 13, 1995, Exhibit 4(c), File No. 001-02323)

4-1(ttt)	July 15, 1995 (incorporated by reference to CEI’s Form 10-K filed March 29, 1996, Exhibit 4b(73), File No. 001-02323)

4-1(uuu)	August 1, 1995 (incorporated by reference to CEI’s Form 10-K filed March 29, 1996, Exhibit 4b(74), File No. 001-02323)

4-1(vvv)	June 15, 1997 (incorporated by reference to CEI’s Form S-4 filed September 18, 2007, Exhibit 4(a), File No. 333-35931)

4-1(www)	October 15, 1997 (incorporated by reference to CEI’s Form S-4 filed March 10, 1998, Exhibit 4(a), File No. 333-47651)

4-1(xxx)	June 1, 1998 (incorporated by reference to CEI’s Form S-4, Exhibit 4b(77), File No. 333-72891)

4-1(yyy)	October 1, 1998 (incorporated by reference to CEI’s Form S-4 filed February 24, 1999, Exhibit 4b(78), File No. 333-72891)

4-1(zzz)	October 1, 1998 (incorporated by reference to CEI’s Form S-4 filed February 24, 1999, Exhibit 4b(79), File No. 333-72891)

4-1(aaaa)	February 24, 1999 (incorporated by reference to CEI’s Form S-4 filed February 24, 1999, Exhibit 4b(80), File No. 333-72891)

4-1(bbbb)	September 29, 1999 (incorporated by reference to CEI’s Form 10-K filed March 29, 2000, Exhibit 4b(81), File No. 001-02323)

4-1(cccc)	January 15, 2000 (incorporated by reference to CEI’s Form 10-K filed March 29, 2000, Exhibit 4b(82), File No. 001-02323)

4-1(dddd)	May 15, 2002 (incorporated by reference to CEI’s Form 10-K filed March 26, 2003, Exhibit 4b(83), File No. 001-02323)

4-1(eeee)	October 1, 2002 (incorporated by reference to CEI’s Form 10-K filed March 26, 2003, Exhibit 4b(84), File No. 001-02323)

4-1(ffff)	Supplemental Indenture dated as of September 1, 2004 (incorporated by reference to CEI’s Form 10-Q filed November 4, 2004, Exhibit 4-1(85), File No. 001-02323)

4-1(gggg)	Supplemental Indenture dated as of October 1, 2004 (incorporated by reference to CEI’s Form 10-Q filed November 4, 2004, Exhibit 4-1(86), File No. 001-02323)

4-1(hhhh)	Supplemental Indenture dated as of April 1, 2005 (incorporated by reference to CEI’s Form 10-Q filed August 1, 2005, Exhibit 4.1, File No. 001-02323)

4-1(iiii)	Supplemental Indenture dated as of July 1, 2005 (incorporated by reference to CEI’s Form 10-Q filed August 1, 2005, Exhibit 4.2, File No. 001-02323)

4-1(jjjj)
Eighty-Ninth Supplemental Indenture, dated as of November 1, 2008 (relating to First Mortgage Bonds, 8.875% Series due 2018). (incorporated by reference to CEI’s Form 8-K filed November 19, 2008, Exhibit 4.1, File No. 001-02323)

4-1(kkk)
Ninetieth Supplemental Indenture, dated as of August 1, 2009 (including Form of First Mortgage Bonds, 5.50% Series due 2024). (incorporated by reference to CEI’s Form 8-K filed on August 18, 2009, Exhibit 4.1, File No. 001-02323)

4-2
Form of Note Indenture between The Cleveland Electric Illuminating Company and The Chase Manhattan Bank, as Trustee dated as of October 24, 1997. (incorporated by reference to CEI’s Form S-4 filed March 10, 1998, Exhibit 4(b), File No. 333-47651)

4-2(a)
Form of Supplemental Note Indenture between The Cleveland Electric Illuminating Company and The Chase Manhattan Bank, as Trustee dated as of October 24, 1997. (incorporated by reference to CEI’s Form S-4 filed March 10, 1998, Exhibit 4(c), File No. 333-47651)

4-3
Indenture dated as of December 1, 2003 between The Cleveland Electric Illuminating Company and JPMorgan Chase Bank, as Trustee. (incorporated by reference to CEI’s Form 10-K filed March 15, 2004, Exhibit 4-1, File No. 001-02323)

4-3(a)
Officer’s Certificate (including the form of 5.95% Senior Notes due 2036), dated as of December 11, 2006. (incorporated by reference to CEI’s Form 8-K filed December 12, 2006, Exhibit 4, File No. 001-02323)

4-3(b)	Officer’s Certificate (including the form of 5.70% Senior Notes due 2017), dated as of March 27, 2007. (incorporated by reference to CEI’s Form 8-K filed March 28, 2007, Exhibit 4, File No. 001-02323)

10-1
CEI Nuclear Purchase and Sale Agreement by and between The Cleveland Electric Illuminating Company and FirstEnergy Nuclear Generation Corp. (incorporated by reference to CEI’s Form 10-Q filed August 1, 2005, Exhibit 10.1, File No. 001-02323)

10-2
CEI Fossil Purchase and Sale Agreement by and between The Cleveland Electric Illuminating Company (Seller) and FirstEnergy Generation Corp. (Purchaser). (incorporated by reference to CEI’s Form 10-Q filed August 1, 2005, Exhibit 10.2, File No. 001-02323)

10-3
CEI Fossil Security Agreement, dated October 24, 2005, by and between FirstEnergy Generation Corp. and The Cleveland Electric Illuminating Company. (Form S-4/A filed August 20, 2007, Exhibit 10.16, File No. 333-145140-01)

10-4
CEI Nuclear Security Agreement, dated December 16, 2005, by and between FirstEnergy Nuclear Generation Corp. and The Cleveland Electric Illuminating Company. (incorporated by reference to FE’s Form S-4/A filed August 20, 2007, Exhibit 10.26, File No. 333-145140-01)

10-5
Nuclear Sale/Leaseback Power Supply Agreement dated as of October 14, 2005 between Ohio Edison Company and The Toledo Edison Company (Sellers) and FirstEnergy Nuclear Generation Corp. (Buyer). (incorporated by reference to CEI’s Form 10-K filed March 2, 2006, Exhibit 10-64, File No. 001-02323)

10-7
Mansfield Power Supply Agreement dated as of October 14, 2005 between The Cleveland Electric Illuminating Company and The Toledo Edison Company (Sellers) and FirstEnergy Generation Corp. (Buyer). (incorporated by reference to CEI’s Form 10-K filed March 2, 2006, Exhibit 10-65, File No. 001-02323)

10-8
Master SSO Supply Agreement, entered into May 18, 2009, by and between The Cleveland Electric Illuminating Company, the Toledo Edison Company and Ohio Edison Company and FirstEnergy Solutions Corp. (incorporated by reference to CEI’s Form 10-Q filed August 3, 2009, Exhibit 10.2, File No. 001-02323)

(A) 12-4	Consolidated ratios of earnings to fixed charges.

(A) 23-3	Consent of Independent Registered Public Accounting Firm.

(A) 31-1	Certification of chief executive officer, as adopted pursuant to Rule 13a-15(e)/15d-15(e).

(A) 31-2	Certification of chief financial officer, as adopted pursuant to Rule 13a-15(e)/15d-15(e).

(A) 32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. §1350.

(A)	Provided herein in electronic format as an exhibit.

(B)
Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, CEI has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of CEI, but hereby agrees to furnish to the Commission on request any such instruments.

3. Exhibits — TE

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

(A) 12-5	Consolidated ratios of earnings to fixed charges.

(A) 23-4	Consent of Independent Registered Public Accounting Firm.

(A) 31-1	Certification of chief executive officer, as adopted pursuant to Rule 13a-15(e)/15d-15(e).

(A) 31-2	Certification of chief financial officer, as adopted pursuant to Rule 13a-15(e)/15d-15(e).

(A) 32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. §1350.

(A)	Provided herein in electronic format as an exhibit.

(B)
Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, TE has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of TE, but hereby agrees to furnish to the Commission on request any such instruments.

3. Exhibits — JCP&L

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

(A) 12-6	Consolidated ratios of earnings to fixed charges.

(A) 23-5	Consent of Independent Registered Public Accounting Firm.

(A) 31-1	Certification of chief executive officer, as adopted pursuant to Rule 13a-15(e)/15d-15(e).

(A) 31-2	Certification of chief financial officer, as adopted pursuant to Rule 13a-15(e)/15d-15(e).

(A) 32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. §1350.

(A)	Provided herein electronic format as an exhibit.
3. Exhibits — Met-Ed

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

4-2(a)	Form of Metropolitan Edison Company 7.70% Senior Notes due 2019. (incorporated by reference to Met-Ed’s Form 8-K filed January 21, 2009, Exhibit 4.1, File No. 001-00446)

(A) 12-7	Consolidated ratios of earnings to fixed charges.

(A) 23-6	Consent of Independent Registered Public Accounting Firm.

(A) 31-1	Certification of chief executive officer, as adopted pursuant to Rule 13a-15(e)/15d-15(e).

(A) 31-2	Certification of chief financial officer, as adopted pursuant to Rule 13a-15(e)/15d-15(e).

(A) 32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. §1350.

(A)	Provided herein electronic format as an exhibit.

3. Exhibits — Penelec

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

4-1
Mortgage and Deed of Trust of Pennsylvania Electric Company, dated January 1, 1942, between Pennsylvania Electric Company and United States Trust Company of New York, Successor Trustee, and indentures supplemental thereto dated March 7, 1942 through May 1, 1960 — (Pennsylvania Electric Company’s Instruments of Indebtedness Nos. 1-20, inclusive, incorporated by reference to Amendment No. 1 to 1959 Annual Report of GPU on Form U5S, File Nos. 30-126 and 1-3292)

4-1(a)
Supplemental Indentures to Mortgage and Deed of Trust of Pennsylvania Electric Company, dated May 1, 1961 through December 1, 1977. (incorporated by reference to Registration No. 2-61502, Exhibit 2-D(1) to 2-D(19))

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

4-2(b)
Company Order, dated as of September 30, 2009 establishing the terms of the 5.20% Senior Notes due 2020 and 6.15% Senior Notes due 2038 (incorporated by reference to Penelec’s Form 8-K filed October 6, 2009, Exhibit 4.1, File No. 001-03522)

4-2(c)
Supplemental Indenture No. 2, dated as of October 1, 2009, to the Indenture dated as of April 1, 2009, as amended, between Pennsylvania Electric Company and The Bank of New York Mellon, as successor trustee (incorporated by reference to Penelec’s Form 8-K filed October 6, 2009, Exhibit 4.4, File No. 001-03522)

4-2(d)
Agreement of Resignation, Appointment and Acceptance among The Bank of New York Mellon, as Resigning Trustee, The Bank of New York Mellon Trust Company, N.A., as Successor Trustee and Pennsylvania Electric Company, dated October 1, 2009 (incorporated by reference to Penelec’s Form 8-K filed on October 6, 2009, Exhibit 4.5, File No. 001-03522)

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
3. Exhibits — Common Exhibits for FES, Met-Ed and Penelec

10-1
Notice of Termination Tolling Agreement dated as of April 7, 2006; Restated Partial Requirements Agreement, dated January 1, 2003, by and among, Metropolitan Edison Company, Pennsylvania Electric Company, The Waverly Electric Power and Light Company and FirstEnergy Solutions Corp., as amended by a First Amendment to Restated Requirements Agreement, dated August 29, 2003 and by a Second Amendment to Restated Requirements Agreement, dated June 8, 2004 (“Partial Requirements Agreement”). (incorporated by reference to Met-Ed’s Form 10-Q filed May 9, 2006, Exhibit 10-5, File No. 001-00446)

10-2
Third Restated Partial Requirements Agreement, among Metropolitan Edison Company, Pennsylvania Electric Company, a Pennsylvania corporation, The Waverly Electric Power and Light Company and FirstEnergy Solutions Corp., dated November 1, 2008. (incorporated by reference to Met-Ed’s Form 10-Q filed November 7, 2008, Exhibit 10-2, File No. 001-00446)

10-3
Fourth Restated Partial Requirements Agreement, among Metropolitan Edison Company, Pennsylvania Electric Company, a Pennsylvania corporation, The Waverly Electric Power and Light Company and FirstEnergy Solutions Corp., dated November 1, 2008. (incorporated by reference to Met-Ed’s Form 10-Q filed November 9, 2009, Exhibit 10.2, File No. 001-00446)

3. Exhibits — Common Exhibits for FirstEnergy, FES, OE, CEI, TE, JCP&L, Met-Ed and Penelec

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
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 16, 2011 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cleveland, Ohio
February 16, 2011

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule
To the Stockholder and Board of Directors of
FirstEnergy Solutions Corp.:
Our audits of the consolidated financial statements referred to in our report dated February 16, 2011 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cleveland, Ohio
February 16, 2011

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule
To the Stockholder and Board of Directors of
Ohio Edison Company:
Our audits of the consolidated financial statements referred to in our report dated February 16, 2011 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cleveland, Ohio
February 16, 2011

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule
To the Stockholder and Board of Directors of
The Cleveland Electric Illuminating Company:
Our audits of the consolidated financial statements referred to in our report dated February 16, 2011 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cleveland, Ohio
February 16, 2011

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule
To the Stockholder and Board of Directors of
The Toledo Edison Company:
Our audits of the consolidated financial statements referred to in our report dated February 16, 2011 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cleveland, Ohio
February 16, 2011

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule
To the Stockholder and Board of Directors of
Jersey Central Power & Light Company:
Our audits of the consolidated financial statements referred to in our report dated February 16, 2011 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cleveland, Ohio
February 16, 2011

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule
To the Stockholder and Board of Directors of
Metropolitan Edison Company:
Our audits of the consolidated financial statements referred to in our report dated February 16, 2011 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cleveland, Ohio
February 16, 2011

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedule
To the Stockholder and Board of Directors of
Pennsylvania Electric Company:
Our audits of the consolidated financial statements referred to in our report dated February 16, 2011 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Cleveland, Ohio
February 16, 2011

SCHEDULE II
FIRSTENERGY CORP.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

		Additions
			Charged
	Beginning	Charged	to Other				Ending
Description	Balance	to Income	Accounts		Deductions		Balance
	(In thousands)
Year Ended December 31, 2010:

Accumulated provision for uncollectible accounts — customers	$33,431	$59,750	$37,813	(a)	$94,722	(b)	$36,272

— others	$6,969	$2,687	$1,037	(a)	$2,441	(b)	$8,252

Loss carryforward tax valuation reserve	$21,282	$(65)	$—		$—		$21,217

Year Ended December 31, 2009:

Accumulated provision for uncollectible accounts — customers	$27,847	$67,503	$32,975	(a)	$94,894	(b)	$33,431

— others	$9,167	$(405)	$10,457	(a)	$12,250	(b)	$6,969

Loss carryforward tax valuation reserve	$27,294	$(1,091)	$(4,921)		$—		$21,282

Year Ended December 31, 2008:

Accumulated provision for uncollectible accounts — customers	$35,567	$48,297	$31,308	(a)	$87,325	(b)	$27,847

— others	$21,924	$11,339	$3,189	(a)	$27,285	(b)	$9,167

Loss carryforward tax valuation reserve	$30,616	$1,435	$(4,757)		$—		$27,294

(a)	Represents recoveries and reinstatements of accounts previously written off.

(b)	Represents the write-off of accounts considered to be uncollectible.

SCHEDULE II
FIRSTENERGY SOLUTIONS CORP.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

		Additions
			Charged
	Beginning	Charged	to Other				Ending
Description	Balance	to Income	Accounts		Deductions		Balance
	(In thousands)
Year Ended December 31, 2010:

Accumulated provision for uncollectible accounts — customers	$12,041	$9,397	$—	(a)	$4,847	(b)	$16,591

— other	$6,702	$64	$—	(a)	$1	(b)	$6,765

Year Ended December 31, 2009:

Accumulated provision for uncollectible accounts — customers	$5,899	$7,745	$—	(a)	$1,603	(b)	$12,041

— other	$6,815	$(161)	$57	(a)	$9	(b)	$6,702

Year Ended December 31, 2008:

Accumulated provision for uncollectible accounts — customers	$8,072	$649	$110	(a)	$2,932	(b)	$5,899

— other	$9	$4,374	$2,541	(a)	$109	(b)	$6,815

(a)	Represents recoveries and reinstatements of accounts previously written off.

(b)	Represents the write-off of accounts considered to be uncollectible.

SCHEDULE II
OHIO EDISON COMPANY
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

		Additions
			Charged
	Beginning	Charged	to Other				Ending
Description	Balance	to Income	Accounts		Deductions		Balance
	(In thousands)
Year Ended December 31, 2010:

Accumulated provision for uncollectible accounts — customers	$5,119	$6,588	$11,074	(a)	$18,695	(b)	$4,086

— other	$18	$5	$180	(a)	$197	(b)	$6

Year Ended December 31, 2009:

Accumulated provision for uncollectible accounts — customers	$6,065	$16,230	$11,252	(a)	$28,428	(b)	$5,119

— other	$7	$17	$326	(a)	$332	(b)	$18

Year Ended December 31, 2008:

Accumulated provision for uncollectible accounts — customers	$8,032	$12,179	$10,027	(a)	$24,173	(b)	$6,065

— other	$5,639	$16,618	$394	(a)	$22,644	(b)	$7

(a)	Represents recoveries and reinstatements of accounts previously written off.

(b)	Represents the write-off of accounts considered to be uncollectible.

SCHEDULE II
THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

		Additions
			Charged
	Beginning	Charged	to Other				Ending
Description	Balance	to Income	Accounts		Deductions		Balance
	(In thousands)
Year Ended December 31, 2010:

Accumulated provision for uncollectible accounts — customers	$5,239	$14,716	$11,151	(a)	$26,517	(b)	$4,589

— other	$21	$33	$50	(a)	$103	(b)	$1

Year Ended December 31, 2009:

Accumulated provision for uncollectible accounts — customers	$5,916	$16,764	$8,942	(a)	$26,383	(b)	$5,239

— other	$11	$50	$51	(a)	$91	(b)	$21

Year Ended December 31, 2008:

Accumulated provision for uncollectible accounts — customers	$7,540	$11,323	$9,179	(a)	$22,126	(b)	$5,916

— other	$433	$(183)	$30	(a)	$269	(b)	$11

(a)	Represents recoveries and reinstatements of accounts previously written off.

(b)	Represents the write-off of accounts considered to be uncollectible.

SCHEDULE II
THE TOLEDO EDISON COMPANY
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

		Additions
			Charged
	Beginning	Charged	to Other				Ending
Description	Balance	to Income	Accounts		Deductions		Balance
	(In thousands)
Year Ended December 31, 2010:

Accumulated provision for uncollectible accounts — customers	$—	$2	$—	(a)	$1	(b)	$1

— other	$208	$127	$13	(a)	$18	(b)	$330

Year Ended December 31, 2009:

Accumulated provision for uncollectible accounts — other	$203	$(115)	$165	(a)	$45	(b)	$208

Year Ended December 31, 2008:

Accumulated provision for uncollectible accounts — other	$615	$(247)	$121	(a)	$286	(b)	$203

(a)	Represents recoveries and reinstatements of accounts previously written off.

(b)	Represents the write-off of accounts considered to be uncollectible.

SCHEDULE II
JERSEY CENTRAL POWER & LIGHT COMPANY
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

		Additions
			Charged
	Beginning	Charged	to Other				Ending
Description	Balance	to Income	Accounts		Deductions		Balance
	(In thousands)
Year Ended December 31, 2010:

Accumulated provision for uncollectible accounts — customers	$3,506	$12,487	$5,251	(a)	$17,475	(b)	$3,769

— other	$—	$209	$70	(a)	$257	(b)	$22

Year Ended December 31, 2009:

Accumulated provision for uncollectible accounts — customers	$3,230	$11,519	$5,424	(a)	$16,667	(b)	$3,506

— other	$45	$(37)	$380	(a)	$388	(b)	$—

Year Ended December 31, 2008:

Accumulated provision for uncollectible accounts — customers	$3,691	$10,377	$3,504	(a)	$14,342	(b)	$3,230

— other	$—	$44	$24	(a)	$23	(b)	$45

(a)	Represents recoveries and reinstatements of accounts previously written off.

(b)	Represents the write-off of accounts considered to be uncollectible.

SCHEDULE II
METROPOLITAN EDISON COMPANY
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

		Additions
			Charged
	Beginning	Charged	to Other				Ending
Description	Balance	to Income	Accounts		Deductions		Balance
	(In thousands)
Year Ended December 31, 2010:

Accumulated provision for uncollectible accounts — customers	$4,044	$10,021	$5,248	(a)	$15,445	(b)	$3,868

— other	$—	$14	$39	(a)	$53	(b)	$—

Year Ended December 31, 2009:

Accumulated provision for uncollectible accounts — customers	$3,616	$9,583	$3,926	(a)	$13,081	(b)	$4,044

— other	$—	$8	$26	(a)	$34	(b)	$—

Year Ended December 31, 2008:

Accumulated provision for uncollectible accounts — customers	$4,327	$9,004	$3,729	(a)	$13,444	(b)	$3,616

— other	$1	$19	$21	(a)	$41	(b)	$—

(a)	Represents recoveries and reinstatements of accounts previously written off.

(b)	Represents the write-off of accounts considered to be uncollectible.

SCHEDULE II
PENNSYLVANIA ELECTRIC COMPANY
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

		Additions
			Charged
	Beginning	Charged	to Other				Ending
Description	Balance	to Income	Accounts		Deductions		Balance
	(In thousands)
Year Ended December 31, 2010:

Accumulated provision for uncollectible accounts — customers	$3,483	$6,538	$5,088	(a)	$11,740	(b)	$3,369

— other	$3	$5	$684	(a)	$691	(b)	$1

Year Ended December 31, 2009:

Accumulated provision for uncollectible accounts — customers	$3,121	$7,264	$3,431	(a)	$10,333	(b)	$3,483

— other	$65	$(57)	$7,557	(a)	$7,562	(b)	$3

Year Ended December 31, 2008:

Accumulated provision for uncollectible accounts — customers	$3,905	$7,589	$4,758	(a)	$13,131	(b)	$3,121

— other	$105	$57	$36	(a)	$133	(b)	$65

(a)	Represents recoveries and reinstatements of accounts previously written off.

(b)	Represents the write-off of accounts considered to be uncollectible.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTENERGY CORP.
BY:	/s/ Anthony J. Alexander
Anthony J. Alexander
President and Chief Executive Officer
Date: February 16, 2011

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ George M. Smart George M. Smart	/s/ Anthony J. Alexander Anthony J. Alexander
Chairman of the Board	President and Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Mark T. Clark Mark T. Clark	/s/ Harvey L. Wagner Harvey L. Wagner
Executive Vice President and Chief Financial Officer	Vice President, Controller and Chief Accounting Officer
(Principal Financial Officer)	(Principal Accounting Officer)

/s/ Paul T. Addison Paul T. Addison
Director

/s/ Michael J. Anderson Michael J. Anderson	/s/ Ernest J. Novak, Jr. Ernest J. Novak, Jr.
Director	Director

/s/ Carol A. Cartwright Carol A. Cartwright	/s/ Catherine A. Rein Catherine A. Rein
Director	Director

/s/ William T. Cottle William T. Cottle	/s/ Wes M. Taylor Wes M. Taylor
Director	Director

/s/ Robert B. Heisler, Jr. Robert B. Heisler, Jr.	/s/ Jesse T. Williams, Sr. Jesse T. Williams, Sr.
Director	Director
Date: February 16, 2011

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTENERGY SOLUTIONS CORP.
BY:	/s/ Donald R. Schneider
Donald R. Schneider
President
Date: February 16, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Donald R. Schneider Donald R. Schneider President (Principal Executive Officer)	/s/ Mark T. Clark Mark T. Clark Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)

/s/ Anthony J. Alexander Anthony J. Alexander	/s/ Harvey L. Wagner Harvey L. Wagner
Director	Vice President and Controller
(Principal Accounting Officer)

/s/ Gary R. Leidich Gary R. Leidich
Director
Date: February 16, 2011

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO EDISON COMPANY
BY:	/s/ Charles E. Jones
Charles E. Jones
President
Date: February 16, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Anthony J. Alexander Anthony J. Alexander	/s/ Charles E. Jones Charles E. Jones
Director	President and Director
(Principal Executive Officer)

/s/ Mark T. Clark Mark T. Clark	/s/ Harvey L. Wagner Harvey L. Wagner
Executive Vice President and Chief	Vice President and Controller
Financial Officer and Director	(Principal Accounting Officer)
(Principal Financial Officer)
Date: February 16, 2011

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
BY:	/s/ Charles E. Jones
Charles E. Jones
President
Date: February 16, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Anthony J. Alexander Anthony J. Alexander	/s/ Charles E. Jones Charles E. Jones
Director	President and Director (Principal Executive Officer)

/s/ Mark T. Clark Mark T. Clark	/s/ Harvey L. Wagner Harvey L. Wagner
Executive Vice President and Chief	Vice President and Controller
Financial Officer and Director	(Principal Accounting Officer)
(Principal Financial Officer)
Date: February 16, 2011

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TOLEDO EDISON COMPANY
BY:	/s/ Charles E. Jones
Charles E. Jones
President
Date: February 16, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Anthony J. Alexander Anthony J. Alexander	/s/ Charles E. Jones Charles E. Jones
Director	President and Director
(Principal Executive Officer)

/s/ Mark T. Clark Mark T. Clark	/s/ Harvey L. Wagner Harvey L. Wagner
Executive Vice President and Chief	Vice President and Controller
Financial Officer and Director	(Principal Accounting Officer)
(Principal Financial Officer)
Date: February 16, 2011

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERSEY CENTRAL POWER & LIGHT COMPANY
BY:	/s/ Donald M. Lynch
Donald M. Lynch
President
Date: February 16, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Donald M. Lynch Donald M. Lynch	/s/ K. Jon Taylor K. Jon Taylor
President and Director	Controller
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

/s/ Charles E. Jones Charles E. Jones	/s/ Gelorma E. Persson Gelorma E. Persson
Director	Director

/s/ Mark A. Julian Mark A. Julian	/s/ Jesse T. Williams, Sr. Jesse T. Williams, Sr.
Director	Director
Date: February 16, 2011

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROPOLITAN EDISON COMPANY
BY:	/s/ Charles E. Jones
Charles E. Jones
President
Date: February 16, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Charles E. Jones Charles E. Jones	/s/ Mark T. Clark Mark T. Clark
President and Director	Executive Vice President and Chief
(Principal Executive Officer)	Financial Officer (Principal Financial Officer)

/s/ Donald A. Brennan Donald A. Brennan	/s/ Harvey L. Wagner Harvey L. Wagner
Regional President and Director	Vice President and Controller
(Principal Accounting Officer)
/s/ Randy Scilla Randy Scilla
Assistant Treasurer and Director
Date: February 16, 2011

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNSYLVANIA ELECTRIC COMPANY
BY:	/s/ Charles E. Jones
Charles E. Jones
President
Date: February 16, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ Charles E. Jones Charles E. Jones	/s/ Mark T. Clark Mark T. Clark
President and Director	Executive Vice President and Chief
(Principal Executive Officer)	Financial Officer
(Principal Financial Officer)

/s/ John E. Skory John E. Skory	/s/ Harvey L. Wagner Harvey L. Wagner
Regional President and Director	Vice President and Controller
(Principal Accounting Officer)

/s/ Randy Scilla Randy Scilla
Assistant Treasurer and Director
Date: February 16, 2011